Form 10-Q
period 1996-07-31
ADE CORP
filed 1996-09-16
CIK 884498

================================================================================

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                           -------------------------

                                   Form 10-Q

              QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934

 For Quarter Ended:  July 31, 1996   Commission File Number 0-26714
                     -------------                          -------

                                ADE CORPORATION
            (Exact name of registrant as specified in its charter)


       Massachusetts                                           04-2441829
       -------------                                           ----------
(State or other jurisdiction of                             (I.R.S. Employer
 incorporation or organization)                          Identification Number)


                 77 Rowe Street, Newton, Massachusetts  02166
                 --------------------------------------------
         (Address of principal executive offices, including area code)


                                (617) 969-0600
                                --------------
             (Registrant's telephone number, including area code)


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                           YES     X     NO
                               --------     ------


     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

 Common Stock, par value $.01 per share               7,623,316 shares
- ---------------------------------------       --------------------------------
                 Class                        Outstanding at September 9, 1996

                              Page 1 of 14 pages
                           Exhibit Index on page 13

                                ADE CORPORATION
                                     INDEX


                                                                            Page
                                                                            ----
Part I. - Financial Information

    Item 1. Condensed Consolidated Financial Statements (unaudited)-

            Condensed Consolidated Balance Sheet
            July 31, 1996 and April 30, 1996                                  3

            Condensed Consolidated Statement of Income-
            Three Months Ended July 31, 1996 and 1995                         4

            Condensed Consolidated Statement of Cash Flows -
            Three Months Ended July 31, 1996 and 1995                         5

            Notes to Unaudited Condensed Consolidated Financial Statements    6

    Item 2. Management's Discussion and Analysis of Financial Condition
            and Results of Operations                                         8

Part II. - Other Information                                                 11

Signatures                                                                   12

Exhibit Index                                                                13

                                ADE CORPORATION
                     CONDENSED CONSOLIDATED BALANCE SHEET
                                  (unaudited)


                                                         July 31,      April
                                                     --------------  ---------
                                                           1996         1996
                                                       ------------  -----------
Assets
Current assets:
  Cash and cash equivalents                           $16,436,000   $20,997,000
  Restricted cash                                       3,500,000            --
  Accounts receivable, net                             13,877,000    15,760,000
  Inventories                                          16,340,000    12,981,000
  Prepaid expenses and other current assets               400,000       325,000
  Deferred income taxes                                 2,874,000     2,874,000
                                                      -----------   -----------
          Total current assets                         53,427,000    52,937,000

Fixed assets, net                                       7,476,000     6,538,000
Restricted cash                                         3,620,000            --
Deferred income taxes                                     329,000       329,000
Investments                                             2,156,000            --
Other assets                                              248,000       198,000
                                                      -----------   -----------

                                                      $67,256,000   $60,002,000
                                                      ===========   ===========

Liabilities and Stockholders' equity
Current liabilities:
  Current portion of long-term debt                   $   230,000   $    38,000
  Accounts payable                                      4,006,000     4,618,000
  Accrued expenses                                      7,796,000     8,536,000
  Income taxes payable                                    968,000       289,000
                                                      -----------   -----------
          Total current liabilities                    13,000,000    13,481,000
                                                      -----------   -----------

Long-term debt                                          5,346,000        38,000
                                                      -----------   -----------

Excess of net assets acquired over cost                   373,000       436,000
                                                      -----------   -----------

Stockholders' equity:
  Common stock                                             76,000        76,000
  Capital in excess of par value                       27,055,000    27,032,000
  Retained earnings                                    21,652,000    19,198,000
                                                      -----------   -----------

                                                       48,783,000    46,306,000

 Deferred compensation                                   (246,000)     (259,000)
                                                      -----------   -----------

                                                       48,537,000    46,047,000
                                                      -----------   -----------

                                                      $67,256,000   $60,002,000
                                                      ===========   ===========

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

                                ADE CORPORATION
                   CONDENSED CONSOLIDATED STATEMENT OF INCOME
                                  (unaudited)

                                            Three months ended
                                                  July 31,
                                       ---------------------------
                                           1996           1995
                                           ----           ----

Revenues                                 $19,194,000   $13,542,000
Cost of sales                              8,362,000     6,223,000
                                         -----------   -----------

 Gross profit                             10,832,000     7,319,000
                                         -----------   -----------

Operating expenses:
 Research and development                  3,045,000     1,666,000
 Marketing and sales                       2,922,000     2,206,000
 General and administrative                1,444,000     1,405,000
 Amortization of excess of net assets
  acquired over cost                         (63,000)      (63,000)
                                         -----------   -----------

Total operating expenses                   7,348,000     5,214,000
                                         -----------   -----------

   Income from operations                  3,484,000     2,105,000

Interest income (expense), net               179,000       (34,000)
                                         -----------   -----------

   Income before provision
   for income taxes                        3,663,000     2,071,000

Provision for income taxes                 1,209,000       741,000
                                         -----------   -----------

   Net income                            $ 2,454,000   $ 1,330,000
                                         ===========   ===========

Net income per share                           $0.31         $0.22
                                         ===========   ===========

Weighted average common and common
 equivalent shares outstanding             8,043,000     5,989,000
                                         ===========   ===========

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

                                ADE CORPORATION
                CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                  (unaudited)

                                                                     Three months ended
                                                                           July 31,
                                                             ---------------------------------
                                                                 1996                 1995
                                                                 ----                 ----
Cash flows provided by (used in) operating  activities:
  Net income                                                 $  2,454,000          $ 1,330,000
  Adjustments to reconcile net income to
     net cash provided by operating
     activities:
       Depreciation and amortization                              400,000              368,000
       Deferred profits on sales to affiliates                    407,000                   --
       Change in assets and liabilities:
          Accounts receivable                                   1,883,000            1,784,000
          Inventories                                          (3,359,000)            (980,000)
          Prepaid expenses and other current assets               (75,000)             (24,000)
          Accounts payable                                       (612,000)            (762,000)
          Accrued expenses                                       (740,000)             255,000
          Income taxes payable                                    679,000           (1,327,000)
                                                             ------------          -----------

  Net cash provided by operating activities                     1,037,000              644,000
                                                             ------------          -----------

Cash flows provided by (used in) investing activities:
     Purchases of fixed assets                                 (1,388,000)             (70,000)
     Change in restricted cash                                 (7,120,000)                  --
     Equity investments                                        (2,563,000)                  --
     Change in other assets                                       (50,000)              95,000
                                                             ------------          -----------

  Net cash provided by (used in) investing activities         (11,121,000)              25,000
                                                             ------------          -----------

Cash flows provided by (used in) financing activities:
  Repayment of long-term debt                                          --              (63,000)
  Proceeds from long-term debt                                  5,500,000                   --
  Proceeds from common stock issuance                              23,000                   --
                                                             ------------          -----------

  Net cash provided by (used in) financing activities           5,523,000              (63,000)
                                                             ------------          -----------

Net increase (decrease) in cash and cash equivalents           (4,561,000)             606,000

Cash and cash equivalents, beginning of period                 20,997,000            2,767,000
                                                             ------------          -----------

Cash and cash equivalents, end of period                     $ 16,436,000          $ 3,373,000
                                                             ============          ===========


The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

                                ADE CORPORATION
                   NOTES TO UNAUDITED CONDENSED CONSOLIDATED
                             FINANCIAL STATEMENTS



1. Basis of Preparation

The accompanying unaudited condensed consolidated financial statements of ADE Corporation (the "Company") include, in the opinion of management, all adjustments (consisting only of normal and recurring adjustments) necessary for a fair statement of the Company's financial position as of July 31, 1996 and the results of operations for the three month periods ended July 31, 1996 and 1995. Results of operations for interim periods are not necessarily indicative of those to be achieved for full fiscal years.


Pursuant to accounting requirements of the Securities and Exchange Commission (the "SEC") applicable to quarterly reports on Form 10-Q, the accompanying unaudited condensed consolidated financial statements and these notes do not include all disclosures required by generally accepted accounting principles for complete financial statements. Accordingly, these statements should be read in conjunction with the financial statements included in the Company's Annual Report on Form 10-K for the fiscal year ended April 30, 1996.

2. Inventories

Inventories consist of the following:


                                                   July 31,      April 30,
                                                     1996          1996
                                                 (unaudited)

            Raw materials and purchased parts    $10,712,000   $ 6,099,000
            Work-in-process                        5,570,000     6,728,000
            Finished goods                            58,000       154,000
                                                 -----------   -----------
                                                 $16,340,000   $12,981,000
                                                 ===========   ===========

3. Equity Investments (unaudited)

The Company's investments in affiliated companies which are not majority owned or controlled are accounted for using the equity method. Investments carried at equity and the percentage interest owned consist of Japan ADE Ltd (50%) and Microspec Technologies Ltd (25.1%). Profits resulting from sales to the affiliates subsequent to the respective acquisition dates in July 1996 have been eliminated, have been charged against the investment account and will be recognized upon the sale to unrelated third parties.

                                ADE CORPORATION
                   NOTES TO UNAUDITED CONDENSED CONSOLIDATED
                             FINANCIAL STATEMENTS


Pro forma results of operations as though the investments were made at the beginning of the periods presented, including the effect of eliminating the profit on affiliated sales in beginning and ending inventory for the period, are as follows:

                                     Three months ended
                                          July 31,
                                  ------------------------
                                     1996         1995
                                  -----------  -----------
            Revenue               $19,334,000  $13,680,000
            Net income              2,516,000    1,114,000
            Earnings per share          $0.31        $0.19


4. Long Term Debt (unaudited)

In June 1996, the Company issued a $5.5 million tax exempt Industrial Development Bond through the Massachusetts Industrial Finance Agency. The bond carries a 5.74% interest rate for 10 years with level amortization of 50% of the principal with the remaining 50% due in June 2006. The proceeds of the bond will be used to fund the acquisition and renovation of the manufacturing facility in the Company's new headquarters site. The Company secured the issuance of the bond with a standby letter of credit from a financial institution. The standby letter of credit, bearing a fee of 1.25% of the outstanding bond balance, is secured by a mortgage on the building and land and by a cash amount equal to the difference between the amount of the bond and 75% of the appraised value of the land and building. Under the terms of the letter of credit, the Company is required to comply with certain financial covenants, including a limitation on the payment of dividends. The cash currently used to secure the letter of credit is carried as restricted cash. The proceeds of the Industrial Development Bond that have not yet been disbursed are carried as long-term restricted cash.

5. Earnings Per Share (unaudited)

Earnings per share are determined by dividing net income by the weighted average number of common shares and common share equivalents outstanding during the period. Common share equivalents consist of common stock which may be issuable upon exercise of outstanding stock options and warrants using the treasury stock method. Common stock, warrants and options issued or granted at prices below the public offering price per share during the twelve-month period prior to the initial filing of the Registration Statement have been included in the calculation as if outstanding for all periods presented through July 31, 1995, using the treasury stock method and an initial public offering price of $14.00 per share.

                                ADE CORPORATION
  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
                                  OPERATIONS


Introduction

ADE Corporation (the "Company") designs, manufactures, markets and services highly precise, automated measurement, defect detection and handling equipment with current applications in the production of semiconductor wafers, semiconductor devices and computer disks.

The following information should be read in conjunction with the unaudited condensed consolidated financial statements and notes thereto included in this Quarterly Report and in the audited consolidated financial statements and Management's Discussion and Analysis of Financial Condition and Results of Operations contained in the Company's Annual Report on Form 10-K for the fiscal year ended April 30, 1996.

Results of Operations

Three Months Ended July 31, 1996 compared to Three Months Ended July 31, 1995

Revenues increased 41.7% to $19.2 million in the first quarter of fiscal 1997 from $13.5 million in the first quarter of 1996. The increase was due to increased unit sales of the Company's products. The increase in unit sales resulted primarily from stronger demand for capital equipment in the semiconductor industry and an increase in demand for gaging equipment in the computer disk drive industry.

Gross margin increased to 56.4% in the first quarter of fiscal 1997 from 54.0% in the first quarter of 1996. The increase resulted primarily from operating manufacturing facilities close to their capacity.

Research and development expense increased 82.8% to $3.0 million in the first quarter of fiscal 1997 from $1.7 million in the first quarter of 1996 and increased as a percentage of revenue to 15.9% from 12.3% in the first quarter of 1996. The Company is committed to increasing its investment in research and development to continue its position as a technological leader. New product development and improvements have lead to higher research and development expenses.

Marketing and sales expense increased 32.5% to $2.9 million in the first quarter of fiscal 1997 from $2.2 million in the first quarter of 1996, but decreased as a percentage of sales to 15.2% in the first quarter of fiscal 1997 from 16.3% in 1996. The increase in total marketing and sales expense is a result of supporting higher sales volumes.

General and administrative expenses remained constant at $1.4 million in the first quarter of fiscal 1997 versus 1996.

Net interest income was $179,000 in the first quarter of fiscal 1997 compared to a net interest expense of $34,000 in the first quarter of 1996. The increase in income resulted from interest earned on the proceeds of the initial public offering of the Company's common stock completed in October 1995, and the cancellation of subordinated debt related to the exercise of warrants in connection with the initial public offering, partially offset by interest expense on the Industrial Development Bond.

Liquidity and Capital Resources

At July 31, 1996, the Company had $16.4 million in cash and cash equivalents and $40.4 million in working capital. The undisbursed proceeds from a $5.5 million sale of a tax-exempt Industrial Development Bond on June 7, 1996, amounting to $3.6 million, are carried as long-term restricted cash. This cash may only be used to finance the renovation of the Westwood, MA manufacturing facility that the Company purchased in January 1996. These funds will continue to be disbursed as construction is completed. Additionally, $3.5 million of restricted cash is pledged to a bank to secure a standby letter of credit to securitize the Industrial Development Bond. The Company is committed to pledge cash to make up the difference between 75% of the appraised value of the building and the outstanding amount of the Industrial Development Bond. Management anticipates the restriction will be reduced or eliminated in the current fiscal year, when the appraisal of the building is done upon completion of renovations.

Net cash provided by operating activities for the first quarter of fiscal 1997 was $1.0 million. Part of the cash provided was the result of increased collections of accounts receivable during the quarter. The primary use of cash was to increase inventory in anticipation of increasing manufacturing capacity in Charlotte, to provide sufficient inventory to meet customer shipments during the period of the move to the new facility in Westwood, MA, and to provide service inventory in Europe, as the Company began direct service of customers in Europe during the first quarter of 1997.

Cash used in investing activities consisted of approximately $7.1 million reclassified as restricted cash as part of the financing of the Company's new facility in Westwood, MA, $2.5 million used in equity investments and $1.3 million used to purchase fixed assets.

Cash provided by financing activities consisted primary of $5.5 million received as the proceeds of an Industrial Development Bond issued by the Company through the Massachusetts Industrial Development Agency. This bond carries a 5.74% annual interest rate over its ten year life. Fifty percent of the bond principle amortizes equally on a monthly basis over the life of the bond.

The Company expects to meet its near-term working capital needs and purchases of fixed assets primarily through its available cash and cash equivalents.

During the 1996 calendar year, the semiconductor industry experienced a well-publicized slowdown. The Company's business depends in large part upon the capital expenditures of semiconductor wafer and device manufacturers. While the Company has not experienced any significant reduction in its backlog during the three months ended July 31, 1996, there can be no assurance that the Company's sales will not be affected adversely in the future as a result of this recent slowdown in the semiconductor industry.

                                    PART II.

                               OTHER INFORMATION


Item 1.  Legal Proceedings:
         -----------------

         None

Item 2.  Changes in Securities:
         ---------------------

         None

Item 3.  Defaults Upon Senior Securities
         -------------------------------

         None

Item 4.  Submission of Matters to a Vote of Security Holders:
         ---------------------------------------------------

         None

Item 5.  Other Information:
         -----------------

         In June 1996, the Company issued a tax-exempt Industrial Development Bond through the Massachusetts Industrial Finance Authority to finance the purchase and renovation of the Company's new manufacturing facility in Westwood, Massachusetts. This bond carries a 5.74% interest rate for a term of ten years. The bond is secured by a letter or credit from a bank. The letter of credit is secured by a mortgage on the Westwood property and cash.

         In July 1996, the Company purchased 47% of the stock of Japan ADE Ltd.(JAL), the distributor of most of the Company's equipment in Japan, for approximately $1,300,000, bringing the Company's total investment in JAL to 50%.

         In July 1996, the Company purchased 25.1% of the outstanding stock of Microspec Technologies Ltd., an Israeli company, for $1,250,000.

Item 6.  Exhibits and Reports on Form 8-K:
         --------------------------------

         a.   See Exhibit Index, Page 13

         b.   Reports on Form 8-K

              No reports on Form 8-K were filed during the quarter for which this report is filed.

                                  SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                      ADE CORPORATION


Date: September 13, 1996                /s/ Michael J. Ellsworth
                                      --------------------------------
                                      Michael J. Ellsworth
                                      Vice President and Chief Operating Officer


Date: September 13, 1996                /s/ Mark D. Shooman
                                      ------------------------------
                                      Mark D. Shooman
                                      Vice President and Chief Financial Officer

                                ADE CORPORATION
                                 EXHIBIT INDEX


Exhibit                                                              Page
- -------                                                              ----

 11     Statement Regarding Computation of Net Income per Share       14

 27     Financial Data Schedule                                       15