Form 10-Q
period 1996-10-31
ADE CORP
filed 1996-12-16
CIK 884498

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                           _________________________

                                   FORM 10-Q

              QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE
                       SECURITIES EXCHANGE ACT OF 1934


 For Quarter Ended:  OCTOBER 31, 1996       Commission File Number 0-26714

                                ADE CORPORATION
             (Exact name of registrant as specified in its charter)



           MASSACHUSETTS                              04-2441829
           -------------                              ----------
(State or other jurisdiction of                    (I.R.S. Employer
 incorporation or organization)                 Identification Number)


                 80 WILSON WAY, WESTWOOD, MASSACHUSETTS  02090
                 ---------------------------------------------
         (Address of principal executive offices, including area code)


                                 (617) 467-3500
                                 --------------
              (Registrant's telephone number, including area code)


          Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                             YES   X      NO
                                ------      ------


          Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


 Common Stock, par value $.01 per share          7,650,616 shares
 --------------------------------------   -------------------------------
                 Class                    Outstanding at December 6, 1996

                                ADE CORPORATION
                                     INDEX

                                                                         PAGE
                                                                         ----

PART I.  -  FINANCIAL INFORMATION

 Item 1. Condensed Consolidated Financial Statements
         (unaudited)-

          Condensed Consolidated Balance Sheet
           October 31, 1996 and April 30, 1996                               3

          Condensed Consolidated Statement of Income-
           Three and Six Months Ended October 31, 1996 and 1995              4

          Condensed Consolidated Statement of Cash Flows -
           Six Months Ended October 31, 1996 and 1995                        5

          Notes to Unaudited Condensed Consolidated Financial Statements     6

 Item 2. Management's Discussion and Analysis of Financial
         Condition and Results of Operations                                 8

PART II.  -  OTHER INFORMATION                                               11

SIGNATURES                                                                   12

EXHIBIT INDEX                                                                13

                                ADE CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEET


                                               October 31,   April 30,
                                               -----------   ---------
                                                  1996         1996
                                               -----------   ---------
                                               (unaudited)

ASSETS
Current assets:
 Cash and cash equivalents                    $ 6,835,000   $20,997,000
 Restricted cash                                3,523,000            --
 Accounts receivable, net                      19,060,000    15,760,000
 Inventories                                   20,268,000    12,981,000
 Prepaid expenses and other current assets      1,195,000       325,000
 Deferred income taxes                          2,874,000     2,874,000
                                              -----------   -----------
   Total current assets                        53,755,000    52,937,000

Fixed assets, net                              11,626,000     6,538,000
Restricted cash                                 3,642,000            --
Deferred income taxes                             329,000       329,000
Investments                                     1,367,000            --
Other assets                                      185,000       198,000
                                              -----------   -----------

                                              $70,904,000   $60,002,000
                                              ===========   ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
 Current portion of long-term debt            $   254,000   $    38,000
 Accounts payable                               6,406,000     4,618,000
 Accrued expenses                               7,174,000     8,536,000
 Income taxes payable                                 ---       289,000
                                              -----------   -----------
  Total current liabilities                    13,834,000    13,481,000
                                              -----------   -----------

Long-term debt                                  5,166,000        38,000
                                              -----------   -----------

Excess of net assets acquired over cost           310,000       436,000
                                              -----------   -----------

Stockholders' equity:
 Common stock                                      76,000        76,000
 Capital in excess of par value                27,167,000    27,032,000
 Retained earnings                             24,585,000    19,198,000
                                              -----------   -----------

                                               51,828,000    46,306,000

 Deferred compensation                           (234,000)     (259,000)
                                              -----------   -----------

                                               51,594,000    46,047,000
                                              -----------   -----------

                                              $70,904,000   $60,002,000
                                              ===========   ===========

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

                                ADE CORPORATION
                   CONDENSED CONSOLIDATED STATEMENT OF INCOME
                                  (unaudited)

                                    Three months ended          Six months ended
                                        October 31,                October 31,
                                   ------------------------ -------------------------
                                       1996         1995         1996         1995
                                   -----------  -----------  -----------  -----------



Revenues                           $21,780,000  $15,328,000  $40,974,000  $28,870,000
Cost of revenue                      9,420,000    7,090,000   17,782,000   13,313,000
                                   -----------  -----------  -----------  -----------

    Gross profit                    12,360,000    8,238,000   23,192,000   15,557,000
                                   -----------  -----------  -----------  -----------

Operating expenses:
    Research and development         3,564,000    1,806,000    6,609,000    3,472,000
    Marketing and sales              2,827,000    2,254,000    5,749,000    4,460,000
    General and administrative       1,694,000    1,614,000    3,138,000    3,019,000
    Amortization of excess of net
    assets acquired over cost          (63,000)     (63,000)    (126,000)    (126,000)
                                    -----------  -----------  -----------  -----------

Total operating expenses              8,022,000   5,611,000   15,370,000   10,825,000
                                    -----------  -----------  -----------  -----------

    Income from operations            4,338,000   2,627,000    7,822,000    4,732,000

Interest income (expense), net          106,000     (18,000)     285,000      (52,000)
                                    -----------  -----------  -----------  -----------

    Income before provision for       4,444,000   2,609,000    8,107,000    4,680,000
    income taxes and equity in
    net earnings of affiliated
    companies

Provision for income taxes            1,526,000     937,000    2,735,000    1,678,000
                                    -----------  -----------  -----------  -----------
    Income before equity in net
    earnings of affiliated
    companies                         2,918,000   1,672,000    5,372,000    3,002,000

Equity in net earnings of
   affiliated companies                  15,000         ---       15,000          ---
                                    -----------  -----------  -----------  -----------

    Net income                       $2,933,000  $1,672,000  $ 5,387,000  $ 3,002,000
                                    ===========  ==========   ==========  ===========

Net income per share                      $0.37       $0.26        $0.67        $0.47
                                    ===========  ==========   ==========  ===========

Weighted average common and
common equivalent shares
outstanding                           7,951,000   6,502,000    7,997,000    6,387,000
                                    ===========  ==========   ==========  ===========


The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

                                ADE CORPORATION
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                  (unaudited)

                                                                            Six months ended
                                                                               October 31,
                                                                           ------------------
                                                                           1996          1995
                                                                           ----          ----
CASH FLOWS PROVIDED BY (USED IN) OPERATING  ACTIVITIES:
         Net income                                                   $  5,387,000   $ 3,002,000
         Adjustments to reconcile net income to
            net cash used in operating
            activities:
               Depreciation and amortization                               824,000       795,000
               Equity in net earnings of affiliated companies              (15,000)           --
               Deferred profits on sales to affiliates                   1,211,000            --
               Change in assets and liabilities:
                 Accounts receivable                                    (3,300,000)     (833,000)
                 Inventories                                            (7,287,000)   (1,606,000)
                 Prepaid expenses and other current assets                (870,000)      (88,000)
                 Accounts payable                                        1,788,000      (780,000)
                 Accrued expenses                                       (1,362,000)     (820,000)
                 Income taxes payable                                     (289,000)      111,000
                                                                      ------------   -----------

         Net cash used in operating activities                          (3,913,000)     (219,000)
                                                                      ------------   -----------

CASH FLOWS PROVIDED BY (USED IN) INVESTING ACTIVITIES:
         Purchases of fixed assets                                      (6,013,000)     (306,000)
         Change in restricted cash                                      (7,165,000)           --
         Equity investments                                             (2,563,000)           --
         Change in other assets                                             13,000        94,000
                                                                      ------------   -----------

         Net cash used in investing activities                         (15,728,000)     (212,000)
                                                                      ------------   -----------

CASH FLOWS PROVIDED BY (USED IN) FINANCING ACTIVITIES:
         Repayment of long-term debt                                      (156,000)     (169,000)
         Proceeds from long-term debt                                    5,500,000            --
         Proceeds from common stock issuance, net of expenses              135,000    20,920,000
                                                                      ------------   -----------

         Net cash provided by financing activities                       5,479,000    20,751,000
                                                                      ------------   -----------

Net increase (decrease) in cash and cash equivalents                   (14,162,000)   20,320,000

Cash and cash equivalents, beginning of period                          20,997,000     2,767,000
                                                                      ------------   -----------

Cash and cash equivalents, end of period                              $  6,835,000   $23,087,000
                                                                      ============   ===========


The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

                                ADE CORPORATION
                   NOTES TO UNAUDITED CONDENSED CONSOLIDATED
                              FINANCIAL STATEMENTS




1. BASIS OF PREPARATION

The accompanying unaudited condensed consolidated financial statements of ADE Corporation (the "Company") include, in the opinion of management, all adjustments (consisting only of normal and recurring adjustments) necessary for a fair statement of the Company's financial position as of October 31, 1996 and the results of operations for the three and six month periods ended October 31, 1996 and 1995. Results of operations for interim periods are not necessarily indicative of those to be achieved for full fiscal years.


Pursuant to accounting requirements of the Securities and Exchange Commission applicable to quarterly reports on Form 10-Q, the accompanying unaudited condensed consolidated financial statements and these notes do not include all disclosures required by generally accepted accounting principles for complete financial statements. Accordingly, these statements should be read in conjunction with the financial statements included in the Company's Annual Report on Form 10-K for the fiscal year ended April 30, 1996.

2. INVENTORIES

Inventories consist of the following:


                                                       October 31,    April 30,
                                                          1996          1996
                                                       (unaudited)

       Raw materials and purchased parts............  $10,325,000    $6,099,000
       Work-in-process..............................    9,278,000     6,728,000
       Finished goods...............................      665,000       154,000
                                                      -----------    ----------

                                                      $20,268,000   $12,981,000
                                                      ===========   ===========


3. EQUITY INVESTMENTS (UNAUDITED)

The Company's investments in affiliated companies which are not majority owned or controlled are accounted for using the equity method. Investments carried at equity and the percentage interest owned consist of Japan ADE Ltd. (50%) and Microspec Technologies Ltd. (25.1%). Profits resulting from sales to these affiliates subsequent to the respective acquisition dates in July 1996 have been eliminated, have been charged against the investment account and are recognized upon resale to unrelated third parties.

Pro forma results of operations as though the investments were made at the beginning of the periods presented, including the effect of eliminating the profit on affiliated sales in beginning and ending inventory for the period, are as follows:

                                           Three months ended          Six months ended
                                                October 31,               October 31,
                                                ----------                ----------
                                             1996         1995         1996          1995
                                             ----         ----         ----          ----
                  Revenue               $21,780,000  $16,127,000  $41,114,000     $29,807,000
                  Net income              2,933,000    2,091,000    5,332,000       3,078,000
                  Earnings per share    $      0.37  $      0.32  $      0.67     $      0.48


4. LONG-TERM DEBT (UNAUDITED)

In June 1996, the Company issued a $5.5 million tax exempt Industrial Development Bond through the Massachusetts Industrial Finance Agency. The bond carries a 5.74% interest rate for 10 years with amortization of 50% of the principal with the remaining 50% due in June 2006. The proceeds of the bond will be used to fund the acquisition and renovation of the manufacturing facility in the Company's new headquarters site. The Company secured the issuance of the bond with a standby letter of credit from a financial institution. The standby letter of credit, bearing a fee of 1.25% of the outstanding bond balance, is secured by a mortgage on the building and land and by a cash amount equal to the difference between the amount of the bond and 75% of the appraised value of the land and building. Under the terms of the letter of credit, the Company is required to comply with certain financial covenants, including a limitation on the payment of dividends. The cash currently used to secure the letter of credit is carried as restricted cash. The proceeds of the Industrial Development Bond that have not yet been disbursed are carried as long-term restricted cash.

5. EARNINGS PER SHARE (UNAUDITED)

Earnings per share are determined by dividing net income by the weighted average number of common shares and common share equivalents outstanding during the period. Common share equivalents consist of common stock which may be issuable upon exercise of outstanding stock options and warrants using the treasury stock method. Common stock and options issued or granted at prices below the public offering price per share during the twelve-month period prior to the initial filing of the Registration Statement have been included in the calculation as if outstanding for all periods presented through July 31, 1995, using the treasury stock method and an initial public offering price of $14.00 per share.

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

The following information should be read in conjunction with the unaudited condensed consolidated financial statements and notes thereto included in this Quarterly Report and the audited consolidated financial statements and Management's Discussion and Analysis of Financial Condition and Results of Operations contained in the Company's Annual Report on Form 10-K for the fiscal year ended April 30, 1996.

RESULTS OF OPERATIONS

THREE MONTHS ENDED OCTOBER 31, 1996 COMPARED TO THREE MONTHS ENDED OCTOBER 31, 1995

Revenues increased 42.1% to $21.8 million in the second quarter of fiscal 1997 from $15.3 million in the second quarter of 1996. The increase was due to increased unit sales of the Company's products. The increase in unit sales resulted primarily from stronger demand for capital equipment in the semiconductor industry and an increase in demand for gaging equipment in the computer disk drive industry.

Gross margin increased to 56.7% in the second quarter of fiscal 1997 from 53.7% in the second quarter of 1996. The increase resulted from operating manufacturing facilities close to their capacity, a reduction in the discount to the Company's Japanese distributor, the direct distribution of the Company's semiconductor products in Europe, as opposed to previous distribution through a distributor, and an increase in the sales of software products, which produce a higher margin than equipment.

Research and development expense increased 97.3% to $3.6 million in the second quarter of fiscal 1997 from $1.8 million in the second quarter of 1996 and increased as a percentage of revenue to 16.4% from 11.8% in the second quarter of 1996. New product development and product improvements have led to higher research and development expenses. The Company is committed to increasing its investment in research and development to continue its position as a technological leader.

Marketing and sales expense increased 25.4% to $2.8 million in the second quarter of fiscal 1997 from $2.3 million in the second quarter of 1996, but decreased as a percentage of sales to 13.0% in the second quarter of fiscal 1997 from 14.7% in 1996. The increase in total marketing and sales expense is a result of supporting higher sales volumes and establishing a direct sales force in Europe.

General and administrative expenses were $1.7 million in the second quarter of fiscal 1997 versus $1.6 million in the second quarter of 1996.

Net interest income was $106,000 in the second quarter of fiscal 1997 compared to a net interest expense of $18,000 in the second quarter of 1996. The increase in income resulted from interest earned on the proceeds of the initial public offering of the Company's common stock completed in October 1995, and the cancellation of subordinated debt related to the exercise of warrants in connection with the initial public offering, partially offset by interest expense on the Industrial Development Bond.

SIX MONTHS ENDED OCTOBER 31, 1996 COMPARED TO SIX MONTHS ENDED OCTOBER 31, 1995

Revenues increased 41.9% to $41.0 million for the first six months of fiscal 1997 from $28.9 million for the first six months of 1996. The increase was due to increased unit sales of the Company's products. The increase in unit sales resulted primarily from stronger demand for capital equipment in the semiconductor industry and increased demand for gaging equipment in the computer disk drive industry.

Gross margin increased to 56.6% for the first six months of fiscal 1997 from 53.9% for the first six months of 1996. The increase resulted from lower overhead rates resulting from higher production levels during the first six months of fiscal 1996 and a decrease in lower margin sales through distributors.

Research and development expense increased 90.4% to $6.6 million from $3.5 million for the first six months of 1996, and increased as a percentage of revenue to 16.1% from 12.0% for the first six months of 1996. Higher expenses resulted from new product development and product improvements aimed at maintaining the Company's technological leadership.

Marketing and sales expense increased 28.9% to $5.7 million for the first six months of fiscal 1997 from $4.5 million for the first six months of 1996, and decreased as a percentage of sales to 14.0% for the first six months of fiscal 1997 from 15.4% in 1996. This increase in expenditures was due to additions in staffing and to increased commissions required to sustain high revenue levels.

General and administrative expenses were $3.1 million for the first six months of fiscal 1997 compared to $3.0 million for the first six months of 1996.

Net interest income increased to $285,000 for the first six months of fiscal 1997 compared to a net interest expense of $52,000 for the first six months of 1996. This change resulted from the interest earned on the proceeds of the initial public offering of the Company's common stock completed in October 1995, and the cancellation of subordinated debt related to the exercise of warrants in connection with the initial public offering, partially offset by interest expense on the Industrial Development Bond.

LIQUIDITY AND CAPITAL RESOURCES

At October 31, 1996, the Company had $6.8 million in cash and cash equivalents and $39.9 million in working capital. The undisbursed proceeds from a $5.5 million sale of a tax-exempt Industrial Development Bond on June 7, 1996, amounting to $3.6 million, are carried as long-term restricted cash. This cash may only be used to finance the renovation of the Westwood, MA manufacturing facility that the Company purchased in January 1996. These funds will be disbursed as construction is completed. Additionally, $3.5 million of restricted cash is pledged to a bank to secure a standby letter of credit to secure the Industrial Development Bond. The Company is committed to pledge cash to make up the difference between 75% of the appraised value of the building and the outstanding amount of the Industrial Development Bond. Most of the renovations were completed during the second quarter of 1997 and the appraisal of the building and property was underway at the end of the quarter.

Net cash used by operating activities for the six months ended October 31, 1996 was $3.9 million. The primary use of cash was to increase inventory in support of increasing manufacturing capacity in Charlotte, to provide sufficient inventory to meet customer shipments during the period of the move to the new facility in Westwood, MA, and to provide service inventory in Europe, as the Company began direct service of customers in Europe during the second quarter of 1997. Significant cash was also used as accounts receivable increased as a result of increasing sales.

Cash used in investing activities consisted of approximately $7.1 million reclassified as restricted cash as part of the financing of the Company's new facility in Westwood, MA, and $6 million to purchase fixed assets, which primarily consisted of the renovations and furnishing of the Westwood facility.

Cash provided by financing activities consisted primary of $5.5 million received as the proceeds of an Industrial Development Bond issued by the Company through the Massachusetts Industrial Development Agency. This bond carries a 5.74% annual interest rate over its ten year life. Fifty percent of the bond principal amortizes on a monthly basis over the life of the bond.

The Company expects to meet its near-term working capital needs and purchases of fixed assets primarily through cash generated from operations and its available cash and cash equivalents.

During the 1996 calendar year, the semiconductor industry experienced a well-publicized slowdown. The Company's business depends in large part upon the capital expenditures of semiconductor wafer and device manufacturers. While the Company has not experienced any significant reduction in its backlog during the six months ended October 31, 1996, there can be no assurance that the Company's sales will not be affected adversely in the future as a result of this slowdown in the semiconductor industry.

Furthermore, the Company's success is dependent upon supplying technologically superior products to the marketplace at appropriate times to satisfy customer needs. Product development requires substantial investment and is subject to technological risks. Delays or difficulties in product development could adversely affect the performance of the Company.

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

                    None

Item 3.             Defaults Upon Senior Securities
                    -------------------------------

                    None

Item 4.             Submission of Matters to a Vote of Security Holders:
                    ---------------------------------------------------

                    At the annual meeting held on September 19, 1996 the stockholders approved the ADE Corporation Employee Stock Purchase Plan under which up to 1,000,000 shares of the Company's common stock, in the aggregate, may be purchased by employees at a discount to the market price. Of the 6,922,699 shares represented at the meeting 5,090,843 were voted in favor, 368,200 were voted against and 7,300 abstained.

Item 5.             Other Information:
                    -----------------

                    Michael E. Ellsworth has relinquished his position as Chief Operating Officer of the Company and is expected to be nominated as a Director. Mr. Ellsworth will continue as a Vice President. In his capacity as Vice President and Director he will assist the president with a wide range of strategic opportunities.

                    E. Fred Schiele has joined the Company as Vice President and General Manager of ADE Dimensional Systems, the dimensional semiconductor measurement business unit of the Company. Mr. Schiele joins the Company with over 20 years experience in marketing, manufacturing, and operations in the semiconductor industry.

Item 6.             Exhibits and Reports on Form 8-K:
                    --------------------------------

                    a.   See Exhibit Index, Page 14

                    b.   Reports on Form 8-K
                         No reports on Form 8-K were filed during the quarter for which is report is filed.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ADE CORPORATION



Date: December 12, 1996             /s/ Mark D. Shooman
                                 ------------------------------
                                 Mark D. Shooman
                                 Vice President and Chief Financial Officer

Date: December 12, 1996             /s/ Joseph E. Rovatti
                                 -----------------------------
                                 Joseph E. Rovatti
                                 Controller (Principle Accounting Officer)

                                 ADE CORPORATION
                                  EXHIBIT INDEX

EXHIBIT                                                                   PAGE
-------                                                                   ----

4           Employee Stock Purchase Plan (1)

11          Statement Regarding Computation of Net Income per Share       15
            (Filed herewith)

27          Financial Data Schedule

---------------
(1) Filed as an exhibit to the Registration Statement on Form S-8 (Registration Number 333-4652) and incorporated by reference herein.