Form 10-Q
period 1997-01-31
ADE CORP
filed 1997-03-14
CIK 884498

================================================================================

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                           _________________________

                                   FORM 10-Q

              QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934


 For Quarter Ended:  JANUARY 31, 1997   Commission File Number 0-26714

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

                           YES   X     NO
                               ------     ------


     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


 Common Stock, par value $.01 per share           8,570,087 shares
----------------------------------------    ----------------------------
                 Class                      Outstanding at March 6, 1997

                                ADE CORPORATION

                              Page 1 of 14 pages
                            Exhibit Index on page 13

                                     INDEX


                                                                            PAGE
                                                                            ----

PART I.  -  FINANCIAL INFORMATION

  Item 1. Condensed Consolidated Financial Statements (unaudited)-

           Condensed Consolidated Balance Sheet-
             January 31, 1997 and April 30, 1996                              3

           Condensed Consolidated Statement of Income-
             Three and Nine Months Ended January 31, 1997 and 1996            4

           Condensed Consolidated Statement of Cash Flows-
             Nine Months Ended January 31, 1997 and 1996                      5

           Notes to Unaudited Condensed Consolidated
             Financial Statements                                             6

  Item 2. Management's Discussion and Analysis of Financial
           Condition and Results of Operations                                8

PART II. - OTHER INFORMATION                                                 11

SIGNATURES                                                                   12

EXHIBIT INDEX                                                                13

                                ADE CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEET



                                                 January 31,      April 30,
                                                -------------   -------------
                                                    1997             1996
                                                 -----------     -----------
                                                 (unaudited)
ASSETS
Current assets:
  Cash and cash equivalents                      $12,543,000     $20,997,000
  Accounts receivable, net                        20,660,000      15,760,000
  Inventories                                     22,365,000      12,981,000
  Prepaid expenses and other current assets          380,000         325,000
  Deferred income taxes                            2,874,000       2,874,000
                                                 -----------     -----------
           Total current assets                   58,822,000      52,937,000

Fixed assets, net                                 14,998,000       6,538,000
Deferred income taxes                                329,000         329,000
Investments in affiliates                          2,734,000              --
Other assets                                         217,000         198,000
                                                 -----------     -----------

                                                 $77,100,000     $60,002,000
                                                 ===========     ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Current portion of long-term debt              $   254,000     $    38,000
  Accounts payable                                 4,948,000       4,618,000
  Accrued expenses                                 7,619,000       8,536,000
  Deferred income on sale to affiliates            3,662,000              --
  Income taxes payable                                    --         289,000
                                                 -----------     -----------
       Total current liabilities                  16,483,000      13,481,000
                                                 -----------     -----------

Long-term debt                                     5,107,000          38,000
                                                 -----------     -----------

Excess of net assets acquired over cost              247,000         436,000
                                                 -----------     -----------

Stockholders' equity:
    Common stock                                      76,000          76,000
    Capital in excess of par value                27,760,000      27,032,000
    Retained earnings                             27,646,000      19,198,000
                                                 -----------     -----------

                                                  55,482,000      46,306,000

Deferred compensation                               (219,000)       (259,000)
                                                 -----------     -----------

                                                  55,263,000      46,047,000
                                                 -----------     -----------

                                                 $77,100,000     $60,002,000
                                                 ===========     ===========


The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

                                ADE CORPORATION
                  CONDENSED CONSOLIDATED STATEMENT OF INCOME
                                  (unaudited)

                                              Three months ended          Nine months ended
                                                 January 31,                  January 31,
                                         ---------------------------   -------------------------
                                              1997          1996           1997          1996
                                              ----          ----           ----          ----



Revenue                                   $23,775,000   $17,715,000      $64,749,000    $46,585,000
Cost of revenue                            11,066,000     8,179,000       28,848,000     21,492,000
                                          -----------   -----------      -----------    -----------

 Gross profit                              12,709,000     9,536,000       35,901,000     25,093,000
                                          -----------   -----------      -----------    -----------

Operating expenses:
 Research and development                   3,575,000     1,704,000       10,184,000      5,176,000
 Marketing and sales                        3,227,000     3,010,000        8,976,000      7,470,000
 General and administrative                 1,747,000     1,668,000        4,885,000      4,687,000
 Amortization of excess of net
  assets acquired over cost                   (63,000)      (63,000)        (189,000)      (189,000)
                                          -----------   -----------      -----------    -----------

Total operating expenses                    8,486,000     6,319,000       23,856,000     17,144,000
                                          -----------   -----------      -----------    -----------

   Income from operations                   4,223,000     3,217,000       12,045,000      7,949,000

Interest income, net                           17,000       275,000          302,000        223,000
                                          -----------   -----------      -----------    -----------

   Income before provision for income
   taxes and equity in net earnings of
   affiliated companies                     4,240,000     3,492,000       12,347,000      8,172,000

Provision for income taxes                  1,335,000     1,268,000        4,070,000      2,946,000
                                          -----------   -----------      -----------    -----------

   Income before equity in net earnings
   of affiliated companies                  2,905,000     2,224,000        8,277,000      5,226,000

Equity in net earnings of affiliated
 companies                                    156,000           --           171,000            --
                                          -----------   -----------      -----------    -----------

   Net income                             $ 3,061,000   $ 2,224,000      $ 8,448,000    $ 5,226,000
                                          ===========   ===========      ===========    ===========

Net income per share                            $0.38         $0.28            $1.05          $0.75
                                          ===========   ===========      ===========    ===========

Weighted average common and common
 equivalent shares outstanding              8,050,000     8,063,000        8,015,000      6,947,000
                                          ===========   ===========      ===========    ===========



The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

                                ADE CORPORATION
                CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                  (unaudited)

                                              Nine months ended
                                                  January 31,
                                          ---------------------------
                                               1997          1996
                                               ----          ----
CASH FLOWS PROVIDED BY (USED IN)
 OPERATING  ACTIVITIES:
    Net income                             $8,448,000      $5,226,000
    Adjustments to reconcile net
     income to net cash used in
     operating activities:
       Depreciation and amortization        1,074,000       1,190,000
       Equity in net earnings of
        affiliated companies                 (171,000)             --
       Deferred profits on sales to
        affiliates                          3,662,000              --
       Change in assets and liabilities:
         Accounts receivable               (4,900,000)     (4,725,000)
         Inventories                       (9,384,000)     (2,062,000)
         Prepaid expenses and other
          current assets                      (55,000)       (431,000)
         Accounts payable                     330,000        (416,000)
         Accrued expenses                    (917,000)      2,190,000
         Income taxes payable                (289,000)     (1,261,000)
                                           -----------     -----------

 Net cash used in operating activities     (2,202,000)       (289,000)
                                          ------------    ------------

CASH FLOWS PROVIDED BY (USED IN)
 INVESTING ACTIVITIES:
   Purchases of fixed assets               (9,683,000)       (665,000)
   Equity investments                      (2,563,000)             --
   Change in other assets                     (19,000)        (20,000)
                                          ------------    ------------

   Net cash used in investing
    activities                            (12,265,000)       (685,000)
                                          ------------    ------------

CASH FLOWS PROVIDED BY (USED IN)
 FINANCING ACTIVITIES:
   Repayment of long-term debt               (215,000)       (169,000)
   Proceeds from long-term debt             5,500,000              --

   Proceeds from common stock
    issuance, net of expenses                 728,000      20,990,000
                                          ------------    ------------
   Net cash provided by financing
    activities                              6,013,000      20,821,000
                                          ------------    ------------

Net increase (decrease) in cash and
 cash equivalents                          (8,454,000)     19,847,000

Cash and cash equivalents,
 beginning of period                       20,997,000       2,767,000
                                          ------------    ------------

Cash and cash equivalents,
 end of period                            $12,543,000     $22,614,000
                                          ============    ============

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

                                ADE CORPORATION
                   NOTES TO UNAUDITED CONDENSED CONSOLIDATED
                              FINANCIAL STATEMENTS



1. BASIS OF PREPARATION

The accompanying unaudited condensed consolidated financial statements of ADE Corporation (the "Company") include, in the opinion of management, all adjustments (consisting only of normal and recurring adjustments) necessary for a fair statement of the Company's financial position as of January 31, 1997 and the results of operations for the three and nine month periods ended January 31, 1997 and 1996. Results of operations for interim periods are not necessarily indicative of those to be achieved for full fiscal years.


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

2. INVENTORIES

Inventories consist of the following:

                                            January 31,    April 30,
                                               1997          1996
                                            (unaudited)

Raw materials and purchased parts           $11,969,000    $6,099,000
Work-in-process                               9,731,000     6,728,000
Finished goods                                  665,000       154,000
                                            -----------   -----------

                                            $22,365,000   $12,981,000
                                            ===========   ===========

3. EQUITY INVESTMENTS (UNAUDITED)

The Company's investments in affiliated companies which are not majority owned or controlled are accounted for using the equity method. Investments carried at equity and the percentage interest owned consist of Japan ADE Ltd. (50%) and Microspec Technologies Ltd. (25.1%). Profits resulting from sales to these affiliates subsequent to the respective acquisition dates in July 1996 which have not been resold to unrelated third parties, have been eliminated and recorded as deferred revenue.

                                ADE CORPORATION
                   NOTES TO UNAUDITED CONDENSED CONSOLIDATED
                             FINANCIAL STATEMENTS

Pro forma results of operations as though the investments were made at the beginning of the periods presented, including the effect of eliminating the profit on affiliated sales in beginning and ending inventory for the period, are as follows:

                                 Three months ended        Nine months ended
                                    January 31,               January 31,
                              ------------------------  ------------------------
                                 1997         1996         1997         1996
                              -----------  -----------  -----------  -----------
        Revenue               $23,775,000  $16,634,000  $64,889,000  $46,441,000
        Net income              3,061,000    1,742,000    8,393,000    4,820,000
        Earnings per share    $      0.38  $      0.22  $      1.05  $      0.69


4. LONG-TERM DEBT (UNAUDITED)

In June 1996, the Company issued a $5.5 million tax exempt Industrial Development Bond through the Massachusetts Industrial Finance Agency. The bond carries a 5.74% interest rate for 10 years with amortization of 50% of the principal with the remaining 50% due in June 2006. The proceeds of the bond were used to fund the acquisition and renovation of the manufacturing facility in the Company's new headquarters site. The Company secured the issuance of the bond with a standby letter of credit from a financial institution. The standby letter of credit, bearing a fee of 1.25% of the outstanding bond balance, is secured by a mortgage on the building and land. Under the terms of the letter of credit, the Company is required to comply with certain financial covenants, including a limitation on the payment of dividends.

5. EARNINGS PER SHARE (UNAUDITED)

Earnings per share are determined by dividing net income by the weighted average number of common shares and common share equivalents outstanding during the period. Common share equivalents consist of common stock which may be issuable upon exercise of outstanding stock options and warrants using the treasury stock method. Common stock and options issued or granted at prices below the public offering price per share during the twelve-month period prior to the initial filing of the Registration Statement for the Company's initial public offering have been included in the calculation as if outstanding for all periods presented through July 31, 1995, using the treasury stock method and an initial public offering price of $14.00 per share.

6. SUBSEQUENT EVENT (UNAUDITED)

On February 28, 1997, the Company acquired by merger all of the business and assets (including plant and equipment), subject to liabilities, of Digital Measurement Systems, Inc. (DMS), Burlington, Massachusetts in exchange for approximately 820,000 shares of common stock of the Company. It is intended that this acquisition be treated as a pooling of interests for accounting purposes. DMS manufactures equipment that measures the magnetic properties of computer disks.

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED JANUARY 31, 1997 COMPARED TO THREE MONTHS ENDED JANUARY 31, 1996

Revenues increased 34.2% to $23.8 million in the third quarter of fiscal 1997 from $17.7 million in the third quarter of 1996. The increase was due to increased unit sales of the Company's products. The increase in unit sales resulted primarily from stronger demand for capital equipment in the semiconductor wafer manufacturing industry and an increase in demand for gaging equipment in the computer disk drive industry.

Gross margin decreased to 53.5% in the third quarter of fiscal 1997 from 53.8% in the third quarter of 1996. The decrease resulted from increased overhead costs associated with the opening of a new manufacturing facility and changes in product and distribution channel mix, which affect gross margins.

Research and development expense increased 109.8% to $3.6 million in the third quarter of fiscal 1997 from $1.7 million in the third quarter of 1996 and increased as a percentage of revenue to 15.0% from 9.6% in the third quarter of 1996. New product development and product improvements have led to higher research and development expenses. The Company is committed to increasing its investment in research and development to continue its position as a technological leader in the rapidly changing semiconductor and computer disk industries.

Marketing and sales expense increased 7.2% to $3.2 million in the third quarter of fiscal 1997 from $3.0 million in the third quarter of 1996, but decreased as a percentage of revenue to 13.6% in the third quarter of fiscal 1997 from 17.0% in 1996. The decrease as a percentage of revenue is a result of marketing and sales expense growing at a lower rate than revenue.

General and administrative expenses were $1.7 million in the third quarter of fiscal 1997 versus $1.6 million in the third quarter of 1996.

Net interest income was $17,000 in the third quarter of fiscal 1997 compared to $275,000 in the third quarter of 1996. The decrease in income resulted from additional interest expense on the Industrial Development Bond used to finance the new facility in Westwood, Massachusetts and lower cash balances resulting from the increase in inventory and accounts receivable and fixed asset purchases.

NINE MONTHS ENDED JANUARY 31, 1997 COMPARED TO NINE MONTHS ENDED JANUARY 31,
1996

Revenues increased 39.0% to $64.7 million for the first nine months of fiscal 1997 from $46.6 million for the first nine months of 1996. The increase was due to increased unit sales of the Company's products. The increase in unit sales resulted primarily from stronger demand for capital equipment in the semiconductor wafer manufacturing industry and increased demand for gaging equipment in the computer disk drive industry.

Gross margin increased to 55.4% for the first nine months of fiscal 1997 from 53.9% for the first nine months of 1996. The increase resulted from lower overhead rates resulting from higher production levels during the first nine months of fiscal 1997, the switch from a distributor to direct distribution in Europe and a decrease in discounts offered to the Company's 50% owned Japanese distributor.

Research and development expense increased 96.8% to $10.2 million from $5.2 million for the first nine months of 1996, and increased as a percentage of revenue to 15.7% from 11.1% for the first nine months of 1996. Higher expenses resulted from new product development and product improvements aimed at maintaining the Company's technological leadership.

Marketing and sales expense increased 20.2% to $9.0 million for the first nine months of fiscal 1997 from $7.5 million for the first nine months of 1996, and decreased as a percentage of revenue to 13.9% for the first nine months of fiscal 1997 from 16.0% in 1996. This increase in expenditures was due to additional costs required to sustain high revenue levels.

General and administrative expenses were $4.9 million for the first nine months of fiscal 1997 compared to $4.7 million for the first nine months of 1996.

Net interest income increased to $302,000 for the first nine months of fiscal 1997 compared to a net interest income of $223,000 for the first nine months of 1996. This increase resulted from the interest earned on the proceeds of the initial public offering of the Company's common stock completed in October 1995, and the cancellation of subordinated debt related to the exercise of warrants in connection with the initial public offering, partially offset by interest expense on the Industrial Development Bond.

LIQUIDITY AND CAPITAL RESOURCES

At January 31, 1997, the Company had $12.5 million in cash and cash equivalents and $42.3 million in working capital.

Net cash used in operating activities for the nine months ended January 31, 1997 was $2.2 million. Net income generated from operation was $8.4 million. The primary uses of cash included increased expenditures for inventory and the financing of accounts receivable. Significant cash was also used to increase accounts receivable as a result of increasing revenue.

Cash used in investing activities consisted of $9.7 million to purchase fixed assets, consisting primarily of the purchase, renovation and furnishing of the Westwood facility and improvements to increase the production capacity of the Charlotte facility.

Cash provided by financing activities consisted primary of $5.5 million received as the proceeds of an Industrial Development Bond issued by the Company through the Massachusetts Industrial Development Agency. This bond carries a 5.74% annual interest rate over its ten year life. Fifty percent of the bond principal amortizes on a monthly basis over the life of the bond.

The Company expects to meet its near-term working capital and fixed assets needs primarily with existing cash and cash equivalents and future cash generated from operations.

During the 1996 calendar year, the semiconductor industry experienced a well-publicized slowdown. The Company's business depends in large part upon the capital expenditures of semiconductor wafer and device manufacturers. While the Company has not experienced any reduction in its backlog during the nine months ended January 31, 1997, there can be no assurance that the Company's sales will not be affected adversely in the future as a result of this slowdown in the semiconductor industry.

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

         None

Item 3.  Defaults Upon Senior Securities:
         -------------------------------

         None

Item 4.  Submission of Matters to a Vote of Security Holders:
         ---------------------------------------------------

         None

Item 5.  Other Information:
         -----------------

         On February 28, 1997, the Company acquired by merger all of the business and assets (including plant and equipment), subject to liabilities, of Digital Measurement Systems, Inc. (DMS), Burlington, Massachusetts in exchange for approximately 820,000 shares of common stock of the Company. It is intended that this acquisition be treated as a pooling of interests for accounting purposes. DMS manufactures equipment that measures the magnetic properties of computer disks. The acquired assets will continue to be operated in that business as the DMS division of ADE Technologies, Inc., the wholly owned subsidiary of the Company that provides metrology and inspection equipment to the computer disk industry. The consideration paid by the Company was determined by negotiation.

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

                                ADE CORPORATION



Date: March 12, 1997                   /s/ Mark D. Shooman
                                ----------------------------------
                                Mark D. Shooman
                                Vice President and Chief Financial Officer

Date: March 12, 1997                  /s/ Joseph E. Rovatti
                                ----------------------------------
                                Joseph E. Rovatti
                                Controller (Principal Accounting Officer)

                                ADE CORPORATION
                                 EXHIBIT INDEX


EXHIBIT                                               PAGE
-------                                               ----

 4          Employee Stock Purchase Plan/1/



 11         Statement Regarding Computation of
            Net Income per Share (Filed herewith)      14




/1/ Filed as an exhibit to the Registration Statement on Form S-8 (Registration
    Number 333-4652) and incorporated by reference herein.