Form 10-K
period 1997-04-30
ADE CORP
filed 1997-07-29
CIK 884498

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549
                             ____________________
                                   FORM 10-K

(MARK ONE)
   [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended April 30, 1997

                                      OR

    [X] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

              For the transition period from ________ to ________

                        Commission file number 0-26714

                                ADE CORPORATION
            (Exact name of registrant as specified in its charter)


         Massachusetts                                   04-2441829
    (State of incorporation)                (I.R.S. Employer Identification No.)

         80 Wilson Way                                      02090
    Westwood, Massachusetts                               (Zip Code)
(Address of principal executive offices)

                                (617) 467-3500
             (Registrant's telephone number, including area code)

          Securities registered pursuant to Section 12(g) of the Act:

                         Common Stock, $0.01 par value
                               (Title of class)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 of 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes  X  No
   ____   ____

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

As of July 22, 1997, there were outstanding 8,630,145 shares of Common Stock, $.01 par value per share. The aggregate market value of shares of Common Stock held by non-affiliates of the registrant, based upon the last sale price for such stock on that date as reported by Nasdaq, was approximately $141,954,764.

                      DOCUMENTS INCORPORATED BY REFERENCE
Portions of the definitive Proxy Statement for the 1997 Annual Meeting of Stockholders are incorporated by reference into Part III.
================================================================================

          Number of Pages:  _______    Exhibit Index on Page: _______

                                    PART I
ITEM 1.  BUSINESS

     Certain statements in this report are forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. Such forward-looking statements may be found in the material set forth in this Item 1 ("Business") and in Item 7 (''Management's Discussion and Analysis of Financial Condition and Results of Operations") as well as elsewhere in this report. The Company's actual results could differ materially from those anticipated in such forward-looking statements as a result of certain factors, including those discussed under the heading "Risk Factors" beginning on page 12 below and elsewhere in this report. Any forward-looking statements are made as of the date of this report and the Company assumes no obligation to update any such forward-looking statements or to update the reasons why actual results could differ materially from those anticipated in such forward-looking statements.

     ADE Corporation is a leader in the design, manufacture, marketing and service of metrology and inspection systems for the semiconductor wafer manufacturing industry. In addition, the Company is a growing supplier of metrology systems to the semiconductor device and computer hard disk industries. The Company's systems analyze and report product quality at critical manufacturing process steps, sort wafers and disks and provide manufacturers with quality certification data. Semiconductor wafer and device and computer hard disk manufacturers use the Company's systems to improve yield and capital productivity. The Company's products have evolved from single instruments used in off-line engineering analysis to multi-function systems for automated in-line monitoring of process-induced defects throughout the wafer and disk manufacturing processes. The Company's systems are designed to deliver the high throughput, reliability and information delivery and analysis necessary to meet the demands of increasingly complex and time-sensitive manufacturing processes. The Company has over 35 major products currently in use by the wafer, device and disk manufacturing industries and has shipped more than 1,700 systems.

PRODUCTS

     ADE's product strategy is to develop versatile, modular instrumentation and automation sub-systems that can be assembled to form a number of integrated products. These products support multiple metrology and inspection functions and sorting in the semiconductor wafer and device and hard disk fabrication processes. The Company has over 35 major products currently in use by the semiconductor wafer and device and hard disk manufacturing industries and has shipped more than 1,700 systems. During the past fiscal year, semiconductor equipment sales to wafer manufacturers have generated approximately 77% of the Company's annual revenues. The Company, however, must continue to develop and introduce new products and product enhancements to keep pace with technological developments and changing customer requirements.

     The Company's principal products in the semiconductor wafer, semiconductor device and computer hard disk and disk drive industries and OEM automation are described below. All metrology and inspection systems have the capability to record, print and store measurement data locally, as well as distribute the data via a network for yield and process management, future analysis and Silicon Wafer Order Form ("SWOF") quality certification.

  Semiconductor Industry Products

     WAFERCHECK 7000 SERIES. The WaferCheck 7000 series of products are flexible, modular systems capable of automatically characterizing, inspecting and sorting semiconductor wafers. The WaferCheck 7000, the first large-scale, automated metrology system for the wafer manufacturing market, was introduced by the Company in 1983. To meet the industry's increasing demand for the manufacture of 200 millimeter wafers, the Company introduced the WaferCheck 7200 in 1987. These systems measure thickness, flatness, shape, conductivity type, and resistivity on as-cut and etched wafers and provide high speed sorting. The products combine an automated transfer belt module with one or more customer selected measurement modules into a single, floor mounted system. These systems, which are capable of operating in a class 1000 cleanroom environment, provide a non-destructive in-line sorting capability and precise wafer classification at submicron accuracies. The WaferCheck 7000 ranges in price from $160,000 to $475,000. The WaferCheck 7200 ranges in price from $200,000 to $750,000.

     ULTRASCAN 9000 SERIES. The UltraScan 9000 series of products are high throughput, in-line production systems that perform metrology and sorting at various stages of the wafer manufacturing and device fabrication processes. The 9300 and 9350 systems, introduced in 1990, employ the Company's E station measurement module to measure thickness down to an accuracy of 0.5 microns. The 9600 and 9650 systems, introduced in 1994 and based on the more advanced E-Plus station, measure thickness down to an accuracy of 0.25 microns. The 9350 and 9650 systems have a smaller footprint than their larger counterparts, making them more suitable for applications in the device fabrication process, including photolithography, thermal processing, CMP and thin film deposition. The UltraScan 9000 systems are capable of being operated in a class 10 cleanroom environment. The UltraScan 9000 systems measure wafer thickness, flatness, shape, conductivity type and resistivity and can be integrated with factory automation systems using industry standard protocols. The UltraScan 9300 and 9350 systems range in price from $250,000 to $500,000. The UltraScan 9600 and 9650 systems range in price from $360,000 to $590,000.

     ULTRAGAGE 9000 SERIES. The UltraGage 9000 series of products are benchtop metrology systems containing a single measurement module, which is capable of making selected measurements, including flatness, thickness and stress. The UltraGage 9500 system, introduced in 1992, is based on the Company's E station measurement module. The UltraGage 9700 system, introduced in 1995, is based on the E-Plus station measurement module. The UltraGage 9000 systems are capable of being operated in a class 10 cleanroom environment. These systems were designed to operate together with applications software to be used by device manufacturers in applications such as chemical mechanical planarization ("CMP") and thermal processing. The UltraGage 9500 system ranges in price from $150,000 to $220,000. The UltraGage 9700 system ranges in price from $210,000 to $260,000.

     DCS AUTOMATIC DEFECT CLASSIFICATION SERIES. The MicroSpec DCS-II series is a fully integrated in-line automatic defect classification (ADC) system. The OpenADC(TM) approach to yield management of the DCS-II tool allows device process engineers to mix and match automated defect inspection, yield management and defect review tools for their inspection strategies. The DCS-II streamlines and strengthens the yield enhancement process, providing greater accuracy and repeatability than previously possible and eliminating the need for human operators. The DCS-II system ranges in price from $160,000 to $220,000.

     WIS SERIES The WIS series products are high throughput, in-line production systems that are used to detect, measure and characterize particles and other defects on wafer surfaces and provide process analysis and control information for the wafer manufacturer. The first of these optical-based systems was introduced in 1981. Based on the Company's existing CR80 production tool design, the WIS-CR81 and WIS-CR82, introduced in 1997, detect particles down to 0.1 microns on wafers up to 200 millimeters in diameter. The WIS systems can be integrated with factory automation systems using industry standard protocols. A variety of software packages are available from the Company to tailor the system to specific customer requirements. The WIS systems are capable of being operated in a class 10 cleanroom environment. The WIS0 systems ranges in price from $300,000 to $450,000.

  Disk Industry Products

     VIBRATING SAMPLE AND TORQUE LABORATORY MAGNETOMETERS. These computerized systems are used for the magnetic characterization of a broad range of materials (i.e. disks, tapes, powders, crystals, magneto-optic materials and superconducting materials). Since only a small piece of a magnetic material can be measured in these laboratory systems, a magnetic disk must be cut in order to be measured in such systems. Model 1660 is the only magnetometer which combines Vibrating Sample Magnetometer (VSM) and torque measurements in a single tool. The VSM and torque measurement systems ranges in price from $110,000 to $275,000.

     ROBOTIC KERR-EFFECT AND MRT MAGNETOMETERS. These are fully automated in-line robotic systems used for fast and accurate mapping of the important magnetic properties of computer hard disks. The systems have the capability to record, store, process and print measurement results locally, as well as to transmit the data to a network for process tune-up, quality control, certification, and subsequent sorting of the disks. The Company believes these robotic systems are the only commercially available automated high speed in-line magnetic properties measurement tools available for the disk manufacturing industry. These robotic systems range in price from $185,000 to $300,000.

     AUTOGAGER 1500 SERIES. The Autogager 1500 series of products are modular systems capable of automatically characterizing, inspecting and sorting hard disks. The Autogager 1500, the first large-scale, automated dimensional metrology system for the hard disk market, was introduced by the Company in 1996 to meet the industry's increasing demand for the manufacture of Magneto-Resistive ("MR") quality hard disks. These systems measure thickness and thickness variation on advanced hard disks and provide high speed sorting. The products combine an industrial robot with the company's capacitive dimensional metrology into a single, floor-mounted system. These systems, which are capable of operating in a class 1000 cleanroom environment, provide a non-destructive in-line sorting capability and precise disk classification at submicron accuracies. The Autogager 1500 systems range in price from $250,000 to $350,000.

  OEM Automation Components

     The Company has developed a series of robots, prealigners and wafer elevators for use in its automated systems. The Company also markets and sells these automation components to semiconductor equipment manufacturers. These automation components range in price from $7,000 to $29,000. The Company's OEM product revenues accounted for approximately 3% of revenues in fiscal 1997.

PRODUCTS IN DEVELOPMENT

     In order to maintain its technology leadership, the Company continues to introduce new products. Among those products under development are the Company's Galaxy 10000 Series, specifically designed for 300 millimeter wafers, and the EpiScan 9900 Series.

     GALAXY 10000 SERIES. The Galaxy series of products are modular, high throughput, in-line production systems that perform metrology and sorting at various stages of the wafer manufacturing and device fabrication processes. A key feature of the systems is their unique ability to measure both the front and back surface of the wafer, holding the wafer gently and only by the edges, so as not to introduce any damage or contamination on either the front or the back surface of the wafer. The AFS-300 and the AWIS-300 systems employ the identical wafer handling platform. The AFS-300 and the AWIS-300 systems will range in price from $650,000 to $1,000,000.

     The AFS-300 series systems, introduced in 1997, are generally operated in a class 10 cleanroom environment, and are based on ADE's advanced E-Plus station, measure thickness down to an accuracy of 0.25 microns. The AFS-300 series systems measure wafer thickness, flatness, shape, conductivity type and resistivity and can be integrated with factory automation systems using industry standard protocols. The Company has delivered beta units to certain customers.

     The AWIS-300 series systems, currently in the final stages of development, are based on ADE's proprietary ARS (Angle Resolved Scatter) technologies for the optical inspection of bare and film wafer surfaces, and are intended for use in a class 1 or better cleanroom environment. The AWIS-300 is designed to provide the combination of front and backside measurement, sensitivity, throughput and sorting capabilities required by wafer manufacturers.

     EPISCAN 9900 SERIES. The EpiScan 9900 series of products are benchtop metrology systems containing a single measurement module, which is capable of making selected measurements, including Epi thickness, thickness variation and dopant profile. The EpiScan 9900 system, introduced in 1997, is based on advanced, model-based FTIR (Fourier Transform Infrared Spectroscopy) technology licensed to the Company by On-Line Technologies, Inc. The

EpiScan 9900 system is capable of being operated in a class 10 cleanroom environment. The EpiScan 9900 system will range in price from $150,000 to $220,000.

TECHNOLOGY

     The Company's metrology and inspection products use its proprietary non-contact capacitive, magnetic and optical technologies to measure the dimensional, magnetic and surface characteristics of semiconductor wafers and devices and hard disks.

  Dimensional Technology

     The Company's non-contact capacitive gaging technology, which is the subject of a series of patents, is used to measure the dimensional parameters (thickness, flatness, shape) of semiconductor wafers, computer hard disks and other objects. Non-contact technology has largely displaced traditional contact gages, which can damage the wafer through physical contact.

     The Company's capacitive dimensional gaging technology is based on the measurement of the capacitance between a measurement probe and the surface of the object. The capacitance varies as a precise function of the distance between the probe and the object being measured, permitting the distance to be measured with a precision of better than 0.01 microns. For example, in the measurement of a semiconductor wafer, two probes, one on each side of the wafer, map both wafer surfaces simultaneously. Electronic circuitry converts the probe capacitance signal into distance signals which are translated by the Company's software to produce information concerning the wafer's thickness, flatness and shape.

     ADE's capacitive dimensional technology has a number of advantages over other non-contact measurement methods. Unlike optical, magnetic or acoustic technologies, capacitive gaging is not significantly affected by environmental conditions such as temperature and humidity or by the optical properties and material characteristics of the wafer. As a result, the Company believes that its capacitive dimensional technology provides a superior combination of accuracy, precision and stability, greater bandwidth and a broader range of potential applications than these other technologies.

  Surface Inspection Technology

     The Company uses optical methods to detect microscopic surface defects. A finely focused laser beam is scanned over the surface of the wafer. Surface particles or defects cause some of the beam's energy to scatter. Sensitive detectors quantify this scattering signal, which is translated by the Company's software to produce information about particles, microscratches, haze and other process induced defects on the wafer surface. Although the principles of the Company's optical technology are similar to those used by other manufacturers, the Company believes its theoretical modeling and patented optical engineering and proprietary software result in products having a superior combination of high sensitivity and throughput.

   Fourier Transform Infrared Spectroscopy Technology

     Fourier Transform Infrared Spectroscopy Technology (''FTIR'') is used in a broad range of laboratory applications for examining various technical properties of materials and chemicals. On-Line Technologies, Inc., a Connecticut- based technology company, has licensed its FTIR technology to ADE for incorporation into metrology tools for the wafer market.

     ADE is integrating this technology, which primarily has been confined to laboratory devices, as a metrology module into its automated in-line metrology tools in order to provide the increasing precision and accuracy needed to support the SWOF in the face of ever-tightening Epi specifications.

  Magnetics Characterization Technology

     The Company's products for characterizing magnetic materials use a variety of non-contact measurement technologies including lasers (the Kerr effect), vibrating sample and torque-effect inductive sensing techniques. The Company believes its theoretical modeling and magnetics engineering enable it to offer automated products with superior sensitivity, speed, accuracy, and reproducibility.

  Proprietary Software

     ADE's proprietary software analyzes and transforms the large amounts of data generated by ADE's metrology and inspection systems to produce information about process induced defects that aids in process control. The flexible design of the software permits reconfiguration of the Company's products to serve new applications with a minimum of hardware or software redesign or development. The Company's software is designed to integrate the Company's various metrology functions with one another and to implement industry standards for integrating the Company's products with the manufacturing facility's information systems. The Company currently is seeking patent protection on certain features of its software.

MARKETING, SALES AND CUSTOMER SUPPORT

     The Company markets and sells its semiconductor metrology and inspection products through its direct sales force, distributors and independent sales representatives. The Company markets and sells its metrology and inspection products in the United States, Europe and Malaysia through full-time salespersons located in Milpitas, Dallas, Portland and Boston, in the United States, in the United Kingdom, in Germany, and in Malaysia. During the past fiscal year, approximately 50% of the Company's revenues were derived through its direct sales organization. The Company's direct sales force is supported by applications engineers in selected field offices and in its manufacturing locations.

     Sales of dimensional systems in Japan are supported by Japan ADE Limited, a joint venture of the Company and Kanematsu Electronics, Ltd. Sales of optical surface inspection products are provided in Japan by a separate distributor. The Company also sells its semiconductor metrology and inspection products in Israel, South Korea, Singapore, Taiwan, India and the People's

Republic of China through independent sales representatives. The Company markets and sells its computer hard disk products in the United States through two full-time salespersons and internationally through distributors and sales representatives. The Company's gaging products are sold worldwide through distributors and independent sales representatives.

     The selling process for the Company's products frequently involves participation by sales, marketing and customer support personnel. Customers and potential customers often evaluate the Company's products by sending semiconductor wafers to the Company for measurement or by installing demonstration equipment at their facilities. The Company maintains demonstration equipment at its manufacturing sites and some of its sales offices for this purpose. The Company plans to increase its investment in demonstration equipment to accelerate the introduction of products. The Company's marketing activities also include participation in international standards organizations, trade shows, publication of articles in trade journals, participation in industry forums and distribution of sales literature.

     The Company believes that its strong commitment to service is essential, based on the growing complexity of the equipment used in the semiconductor manufacturing process. This complexity makes it difficult for semiconductor wafer and device manufacturers to maintain an internal workforce sufficiently skilled and specialized to support the disparate equipment and technologies used in their processes. ADE has customer support centers in Boston, Charlotte, Austin, Dallas, Milpitas, Portland, Milton Keynes, England, Munich, Germany and Kuala Lumpur, Malaysia. The Company's customer support and service staff currently consists of 74 persons. In addition, the Company's distributors and sales representatives provide customer support. ADE also offers training programs and maintenance contracts for its customers. The Company offers warranties of up to twelve months covering the performance and reliability of its products. In each of the past four years, the Company was selected as one of the ''ten-best'' semiconductor measurement equipment manufacturers in the world in customer surveys conducted by VLSI Research Inc.

CUSTOMERS

     The Company's customers include all of the leading semiconductor wafer manufacturers and many of the leading semiconductor device and computer hard disk and disk drive manufacturers throughout the world. Historically, a relatively limited number of customers have accounted for a substantial portion of the Company's revenues. In fiscal years 1995, 1996 and 1997, sales to the Company's top five customers accounted for approximately 51%, 45% and 50%, respectively, of the Company's revenue. During fiscal year 1997, one of the Company's customers, Shin-Etsu Handotai Co., accounted for 16% of the Company's revenue. During the past fiscal year, approximately 77% of the Company's revenues were derived from sales made to wafer manufacturers, with the remainder of the Company's revenues derived from sales to manufacturers of semiconductor devices, and computer hard disks and disk drives and semiconductor equipment. The Company's principal customers are as follows:

  SEMICONDUCTOR WAFER MANUFACTURERS
     Komatsu
     LG Silicon
     MEMC Electronic Materials
     Mitsubishi International Corporation
     Posco Huls Company
     Shin-Etsu Handotai Co.
     Sumitomo Sitix Silicon
     Toshiba Corporation
     Wacker Siltronic Corporation

  SEMICONDUCTOR DEVICE MANUFACTURERS
     IBM Corporation
     Intel Corporation
     Lucent Technologies
     Motorola
     SGS Thomson
     Texas Instruments
     Winbond Electronic Corporaton

  COMPUTER HARD DISK AND DISK DRIVE MANUFACTURERS
     Akashic Memories
     HMT Corporation
     Hyundai Electronics
     IBM Corporation
     Komag
     Seagate Technology
     Trace
     Western Digital

RESEARCH AND DEVELOPMENT

     The market for semiconductor wafer and device and computer hard disk and disk drive equipment is characterized by rapid technological change and product innovation. The Company's research and development efforts are designed to enhance the Company's current products and develop and introduce new products to keep pace with technological developments and respond to constantly evolving customer requirements. The Company devotes significant resources to programs directed towards developing new and enhanced products, as well as developing new applications for existing products.

     As of April 30, 1997, the Company employed a full-time research and development staff of 131 persons. In fiscal years 1995, 1996 and 1997, the Company's research and development expenditures were $6.3 million, $7.8 million and $17.0 million respectively, representing 13.7%, 11.6% and 16.8% of revenues. Research and development expenditures consist primarily of salaries, project materials and other costs associated with the Company's ongoing research and development efforts.

     Industry standards organizations, such as Semiconductor Equipment and Materials International ("SEMI") and American Standards for Testing and Materials (''ASTM''), are pivotal in defining the test methods, measurement parameters and specifications governing commercial transactions within the semiconductor industry. The Company maintains a significant presence on standards committees of SEMI, ASTM and other international standards organizations. The Company believes that its involvement with these organizations has helped to ensure that the Company's new products conform to industry standards.

BACKLOG

     Backlog increased to approximately $61 million at April 30, 1997 from $58 million at April 30, 1996, as a result of increases in orders for the Company's products. The Company schedules production based on firm customer commitments and anticipated orders during the planning cycle. The Company includes in its backlog only those customer orders for which it has accepted written purchase orders against which it expects to ship within the following twelve months. All orders are subject to cancellation or delay by the customer with limited or no penalty. The Company does not believe that the level of backlog is an accurate indicator of the Company's future performance.

MANUFACTURING

     The Company's principal manufacturing activities take place at its ISO 9001-registered facility near Boston, Massachusetts, where dimensional metrol-ogy systems are manufactured, and Charlotte, North Carolina, where optical surface inspection equipment is manufactured. Certain of the Company's gaging products for the computer disk and disk drive and other industries are manufactured in Milpitas, California. Manufacturing activities consist primarily of assembling and testing components and subassemblies which are supplied by third party vendors and then integrated into the Company's finished products. Many of the components and subassemblies are standard products, although certain items are made to Company specifications. The Company manufactures its semiconductor metrology and inspection systems in a cleanroom environment.

     Certain components and subassemblies, including certain system controllers and robotics components incorporated into the Company's systems, are obtained from a single source or a limited group of suppliers. Management routinely monitors single or limited source supply parts, and the Company endeavors to ensure that adequate inventory is available to maintain manufacturing schedules should the supply of any part be interrupted. Although the Company seeks to reduce its dependence on sole and limited source suppliers, it has not qualified a second source for these products and the partial or complete loss of certain of these sources could have an adverse effect on the Company's results of operations and damage customer relationships. Further, a significant increase in the list price of one or more of these components could adversely affect the Company's results of operations.

COMPETITION

     The semiconductor and computer hard disk equipment industries are highly competitive. While the Company believes that it does not presently have significant established competitors in the metrology area of the semiconductor wafer equipment industry, there can be no assurance that companies with complementary technologies and greater financial resources will not enter the industry and develop products that are superior to the Company's products or achieve market acceptance. In the market for optical defect inspection equipment, the Company competes directly with Hitachi Electronics Engineering Co., Ltd. and KLA-Tencor Corporation, both of which have significantly greater financial resources than the Company. In the metrology area of the device industry, the Company has encountered, and expects to encounter in the future, competition from companies offering similar and competing technologies, some of which have significantly greater financial resources than the Company or an existing market presence in the device industry, or both. The Company also expects to encounter intense competition in the areas of metrology and inspection for the hard disk industry. The Company's competitors can be expected to continue to improve the design and performance of their products and to introduce new products with competitive price/performance characteristics. Competitive pressures can necessitate price reduction which can adversely affect operating results. Although the Company believes that it has certain technical and other advantages over its competitors, maintaining such advantages will require a continued high level of investment by the Company in research and development and sales, marketing and service. There can be no assurance that the Company will have sufficient resources to continue to make such investment or that the Company will be able to make the technological advances necessary to maintain such competitive advantages.

PATENTS AND OTHER INTELLECTUAL PROPERTY RIGHTS

     The Company relies on a combination of patent, copyright, trademark and trade secret laws and license agreements to establish and protect its proprietary rights in its products. The Company believes, however, that its success depends to a greater extent upon innovation, technological expertise and distribution strength. The Company requires each of its employees, including its executive officers, to enter into standard employee agreements pursuant to which the employee agrees to keep confidential all proprietary information of the Company and to assign to the Company all rights in any proprietary information or technology made or contributed by the employee during his or her employment or made thereafter as a result of any inventions conceived or work done during such employment. Despite these precautions, it may be possible for a third party to copy or otherwise obtain and use the Company's products or technology without authorization or to develop similar technology independently. In addition, effective patent, copyright and trade secret protection may be unavailable or limited in certain foreign countries.

     As of July 22, 1997, the Company holds 26 United States patents and 15 foreign patents covering existing and potential products and has applied for 4 additional patents in the United States and 14 additional foreign patents.

     The Company has licensed its prealigner patents to a number of companies following the settlement of a patent infringement suit brought by the Company. The Company is actively pursuing similar licensing arrangements with a number of other companies.

     As is typical in the Company's industry, the Company and its customers from time to time receive letters from third parties, including some of the Company's competitors, alleging infringement of such parties' patent rights by the Company's products. There can be no assurance that the Company would prevail in any litigation seeking damages or expenses from the Company or to enjoin the Company from selling its products on the basis of such alleged infringement or that the Company would be able to license any valid and infringed patents on reasonable terms.

EMPLOYEES

     As of April 30, 1997, the Company employed a total of 538 persons at all of its locations, including 227 in manufacturing, 131 in research and development, 50 in marketing and sales, 74 in customer service and 56 in administration.

     Management believes that the Company's ongoing success depends on its continued ability to attract and retain highly skilled employees. There can be no assurance that the Company will be successful in attracting or retaining such personnel. None of the Company's employees is represented by a labor union, and the Company has experienced no work stoppages. The Company considers its employee relations to be good.

EXECUTIVE OFFICERS

     The names, ages and positions held by the executive officers of the Company are as follows:

Name                         Age     Position
----                         ---     --------
Robert C. Abbe                59     President and Chief Executive Officer
E. Fred Schiele               45     Vice President and General Manager, ADE
                                     Semiconductor Systems
Mark D. Shooman               50     Vice President and Chief Financial Officer
Noel S. Poduje                52     Vice President of Strategic Technology
                                     Development
William H. Ohm                50     Vice President and General Manager of ADE
                                     Technologies, Inc.
Barry Glasgow                 51     Vice President of Worldwide Sales and
                                     Customer Support

     All executive officers are elected by the Board of Directors to serve in their respective capacities until their successors are elected and qualified or until their earlier resignations or removal.

     Robert C. Abbe founded the Company in 1967. Since that time, he has served as President, Chief Executive Officer and a director of the Company. Mr. Abbe received an AB in Physics from Harvard College.

     E. Fred Schiele joined the Company in 1996 and serves as the Vice President and General Manager of the ADE Semiconductor Group (Dimensional Systems - Westwood and Optical Systems - Charlotte). Prior to joining ADE, Mr. Schiele was a Vice President at Electro Scientific Industries, Inc. and has held senior level positions at Xerox Corporation, Inmos Corporation, RTE Corporation (Cooper Industries) and UVC Corporation. Mr. Schiele holds a B.S. in Physics from Principia College and an M.B.A. from the University of Wisconsin.

     Mark D. Shooman joined the Company in April 1992 and has served as Vice President and Chief Financial Officer since May 1994. From January 1991 to March 1992, Mr. Shooman served as President of Asbury Associates, Inc., a management consulting firm he founded in 1988. From 1989 to January 1991, he served as a Vice President and the Chief Financial Officer of the retail sales division of Fidelity Investments. Mr. Shooman received a BS in Electrical Engineering from Renesselaer Polytechnic Institute and a MBA from The Ohio State University. Mr. Shooman is a Certified Public Accountant.

     Noel S. Poduje joined the Company in 1972 and has served as Vice President of Strategic Technology Development since 1985. Mr. Poduje received a BS in Electrical Engineering from the Massachusetts Institute of Technology.

     William Ohm joined the Company in 1994 and serves as Vice President and General Manager of ADE Technologies, Inc. From 1992 through 1994, Mr. Ohm served as Director of Sales and Marketing for Holographix, Inc. From 1990 to 1991, Mr. Ohm was Marketing Manager for Presstek, Inc. and from 1976 to 1990, Product Line Manager and Engineering Manager for Agfa Compugraphic, a Division of Agfa Corporation. Mr. Ohm received a B.S. in Electrical Engineering from the Massachusetts Institute of Technology and an M.B.A. from Harvard Business School.

     Barry Glasgow joined the Company in 1997 as Vice President of Sales and Customer Support (Worldwide). From July 1995 to June 1997, he served as Director of Worldwide Sales for Semiconductor Systems Group of Electro Scientific Industries, Inc. From May 1987 to July 1995, he served as Vice President of Sales and Marketing of XRL, Inc. Mr. Glasgow received a B.S. in Physics and Psychology from University of Massachusetts, and studied experimental psychology in the Ph.D. programs at Indiana University and University of Minnesota.

RISK FACTORS

     An investment in the Common Stock of the Company involves a high degree of risk. Investors and prospective investors should consider carefully the following risk factors and those discussed elsewhere in this report.

     Cyclicality of the Company's Business. The Company's business depends in large part upon the capital expenditures of semiconductor wafer and device and computer hard disk and disk drive manufacturers, which in turn depend on the current and anticipated market demand for integrated circuits, products utilizing integrated circuits and systems requiring hard disk drives, respectively. The semiconductor and hard disk industries are cyclical and have historically experienced periodic downturns, which have had a severe effect on the demand for capital equipment. Two of the principal companies in the disk drive industry have recently announced less than expected demand for their disk drive products. Prior semiconductor and hard disk industry downturns and construction of excess capacity by the industry have adversely affected the Company's revenues, gross margin and net income and have also adversely affected the market price for the Company's Common Stock. No assurance can be given that the Company will continue to achieve the revenue growth it has experienced in recent years. In addition, the need for continued investment in research and development and extensive customer service and support capability worldwide will limit the Company's ability to reduce expenses in the event of a downturn in the industry.

     Fluctuations of Quarterly Operating Results. The Company's quarterly operating results have varied and may continue to vary significantly. The Company's quarterly revenues typically are derived from a relatively small number of customer orders. These customer orders often consist of multiple systems, each of which are priced between approximately $100,000 and $750,000. As a result, the timing of significant orders or a reduction in the number of systems shipped in a quarter could have a material effect on the Company's revenues and results of operations for that quarter. The results for a particular quarter may also vary due to a number of factors, including economic conditions in the semiconductor and hard disk industries, the timing of shipments of orders to major customers, the mix of products sold by the Company, competitive pricing pressures and the Company's ability to design, introduce and manufacture new products on a cost effective and timely basis. Moreover, customers may cancel or reschedule shipments, and production difficulties or the inability to obtain critical components could delay shipments. In addition, the Company's product sales have fluctuated, and are likely to continue to fluctuate, based on seasonal factors, such as customers' capital budget approval cycles, among others. These factors could have a material adverse effect on the Company's results of operations. The Company has increased its research and development spending in recent periods, in part to support its development of systems for next-generation 300 millimeter semiconductor wafers. The Company's expense levels are fixed in advance and based in part on its expectations as to future revenues. As a consequence, any material shortfall in revenue in a given quarter could have a material adverse effect on the Company's earnings.

     Rapid Technological Change and Introduction of New Products. The market for semiconductor wafer and device and computer hard disk metrology and inspection equipment is characterized by rapid technological advances, changing customer requirements, evolving industry standards and frequent new product introductions and enhancements. The Company's future success will depend in large part on the Company's ability to enhance its current products and to develop and introduce new products that keep pace with technological developments, achieve market acceptance and respond to customer requirements that are constantly evolving. New product introductions may contribute to fluctuations in quarterly operating results, as customers may defer ordering products from the Company's existing product lines. If new products have reliability or quality problems, then reduced orders, higher manufacturing costs, delays in collecting accounts receivable and additional service and warranty expense may result. Responding to rapid technological change and the need to develop and introduce new products to meet customers' expanding needs and evolving industry standards will require the Company to make substantial investments in research and product development. Any failure by the Company to anticipate or respond adequately to technological developments and customer requirements or any significant delays in product development or introduction could result in a loss of competitiveness and could materially adversely affect the Company's operating results. There can be no assurance that the Company will successfully develop and manufacture new products or that any product enhancements or new products developed by the Company will gain market acceptance. The semiconductor wafer industry is currently undergoing a gradual evolution from 200 millimeter to 300 millimeter wafers. Wafer manufacturers are beginning to establish pilot production lines and specifications for the manufacture of 300 millimeter wafers. The Company is currently developing product enhancements and new products designed to meet increasing demand for metrology and inspection equipment for 300 millimeter wafers. One of the Company's competitors recently began shipping an optical inspection product for 300 millimeter wafers. Until the Company begins shipping its next generation product, the Company's sales of its wafer inspection systems could be adversely affected. There can be no assurance that the Company will be able to develop enhancements and new products successfully or in time to meet emerging demand, or that enhancements and new products developed by the Company will be accepted by the Company's customers.

     Competition. The semiconductor and computer hard disk equipment industries are highly competitive. There can be no assurance that companies with complementary technologies and greater financial resources will not enter these industries and develop products that are superior to the Company's products or achieve market acceptance. In the market for optical defect inspection equipment, the Company competes directly with Hitachi Electronics Engineering Co., Ltd. and KLA-Tencor Corporation, both of which have significantly greater financial resources than the Company. In the metrology area of the device industry, the Company has encountered, and expects to encounter in the future, competition from companies offering similar and competing technologies, some of which have significantly greater financial resources than the Company or an existing market presence in the device industry, or both. The Company also expects to encounter intense competition in the areas of metrology and inspection for the hard disk industry. The Company's competitors can be expected to continue to improve the design and performance of their products and to introduce new products with competitive price/performance characteristics. Competitive pressures often necessitate price reduction which can adversely affect operating results. In order to remain competitive, the Company must maintain a high level of investment in research and development and sales, marketing and service. There can be no assurance that the Company will have sufficient resources to continue to make such investment or that the Company will be able to make the technological advances necessary to remain competitive. Currently, the Company's lead times for the delivery of products to its customers are longer than the industry average, and, as a consequence, the Company has in a limited number of cases failed to obtain customer orders. Although the Company is taking steps to reduce lead times, there can be no assurance that the Company will be successful in sufficiently reducing its lead times. The failure to sufficiently reduce lead times may result in lost business in the future and may have an adverse impact on the Company's business and results of operations.

     KLA Corporation recently acquired a competitor of the Company in the market for optical defect inspection equipment, Tencor Corporation, to form KLA-Tencor Corporation. The Company expects that similar acquisitions and business combinations by competitors and potential competitors of the Company, in the metrology as well as in the defect inspection markets, may continue in the future. Acquisitions by the Company's competitors and potential competitors could allow them to offer new products without the lengthy time delays typically associated with internal product development, which could afford such competitors and potential competitors an advantage in meeting customers' demands. Such acquisitions by others could also have the effect of limiting the Company's access to commercially significant technologies. The greater resources, including financial and marketing and support resources, of competitors engaged in these acquisitions could permit them to accelerate the development and commercialization of new competitive products and the marketing of existing competitive products to their larger installed bases. Accordingly, such business combinations and acquisitions by competitors and potential competitors could have an adverse impact on both the Company's market share and the pricing of its products, which could have a material adverse effect on the Company's business and results of operations.

     The Company relies upon a combination of internal product development and partnerships with certain other companies to broaden its product line to meet customer demand. The increasing competitiveness within the industry, together with acquisitions by the Company and its competitors of businesses possessing complementary technologies, could materially limit the Company's ability to continue to partner with other companies for new or complementary products, which could have a material adverse effect upon the Company's ability to offer in a timely manner products that meet customers' needs.

     Management of Growth. The Company has been experiencing a period of significant growth that could place a strain on its management and other resources. To support the Company's growth, the Company will need to hire more engineering, manufacturing, sales and marketing, and support and administrative personnel, expand customer service capabilities, and update or expand management information systems, procedures and controls. Competition for the necessary personnel in the Company's industries is high. There can be no assurance that the Company will be able to attract and retain the necessary personnel to accomplish its growth strategies or that it will be able to satisfy customer demand in a timely fashion and satisfactorily support its customers and operations or that its information systems, procedures and controls will be adequate to support the Company's operations. If the Company's management is unable to manage growth effectively, the Company's business, operating results and financial condition could be materially adversely affected.

     Customer and Industry Concentration. A relatively limited number of customers have historically accounted for a substantial portion of the Company's revenues in each year. In fiscal years 1995, 1996 and 1997, sales to the Company's top five customers in each period, all of which are in the semiconductor wafer industry, accounted for approximately 51%, 45% and 50%, respectively, of the Company's revenue. In fiscal 1997, one of the Company's customers accounted for 16% of the Company's revenue. The loss of or any reduction in orders by any of these customers, including reductions due to market, economic or competitive conditions in the semiconductor industry or in other industries that manufacture products utilizing semiconductors, could adversely affect the Company's business, financial condition and results of operations. In each of the last three fiscal years the Company has derived over 70% of its revenue, including approximately 77% in fiscal 1997, from customers in the semiconductor wafer industry. While the Company is focusing on expanding the level of its business in the device and hard disk industries, there can be no assurance that the Company's efforts will be successful. The Company's ability to maintain or increase its sales levels in the future will depend in part upon its ability to obtain orders from new customers as well as the financial condition and success of its existing customers and the general economy. There can be no assurance that the Company will be able to maintain or continue to increase the level of its revenues in the future or that the Company will be able to retain existing customers or to attract new customers. In addition, given the limited number of customers, any delay in collecting, or inability to collect, accounts receivable could have a material adverse effect on the Company's financial results. See
Note 11 of Notes to Consolidated Financial Statements.

  Dependence on Suppliers. Certain of the components and subassemblies, including certain systems controllers and robotics components, incorporated in the Company's systems are obtained from a single source or a limited group of suppliers. The Company has not qualified a second source for these products and the partial or complete loss of certain of these sources could have an adverse effect on the Company's results of operations and damage customer relationships. Further, a significant increase in the price of one or more of these components could adversely affect the Company's results of operations.

  Risks Associated with International Operations. International sales accounted for 53%, 59% and 60% of the Company's revenues for the fiscal years 1995, 1996 and 1997, respectively. See Note 11 of Notes to Consolidated Financial Statements. The Company expects that international sales will continue to represent a significant percentage of revenues. The Company's international business may be affected by changes in demand resulting from fluctuations in interest and currency exchange rates as well as by factors such as the risk of government financed competition, changes in trade policies, tariff regulations and difficulties in obtaining U.S. export licenses.

  Patents and Other Intellectual Property. The Company's success depends in part on its proprietary technology. The Company attempts to protect its proprietary technology through patents, copyrights, trademarks, trade secrets and license agreements. The Company believes, however, that its success will depend to a greater extent upon innovation, technological expertise and distribution strength. There can be no assurance that the Company will be able to protect its technology or that competitors will not be able to develop similar technology independently. No assurance can be given that the claims allowed on any patents held by the Company will be sufficiently broad to protect the Company's technology. In addition, no assurance can be given that any patents issued to the Company will not be challenged, invalidated or circumvented or that the rights granted thereunder will provide competitive advantages to the Company. In addition, effective patent, copyright and trade secret protection may be unavailable or limited in certain foreign countries.

  As is typical in the Company's industry, the Company and its customers from time to time receive letters from third parties, including some of the Company's competitors, alleging infringement of such parties' patent rights by the Company's products. There can be no assurance that the Company would prevail in any litigation seeking damages or expenses from the Company or to enjoin the Company from selling its products on the basis of such alleged infringement or that the Company would be able to license any infringed patents on reasonable terms.

  Some customers using certain products of the Company have received a notice of infringement from Technivision Corporation and Jerome H. Lemelson, alleging that equipment used in the manufacture of semiconductor products infringes patents issued to Mr. Lemelson relating to ''computer image analysis'' or ''digital signal generation and analysis.'' Certain of these customers have notified the Company that they may seek indemnification from the Company for any damages and expenses resulting from this matter. Neither the Company nor any of its products has been identified by Mr. Lemelson as infringing his patents. There can be no assurance, however, that Mr. Lemelson would not bring a claim against the Company for infringement or that the Company would prevail in any such action. If Mr. Lemelson were to prevail in any such action, the Company might be required to pay license fees or royalties to Mr. Lemelson, which could have an adverse impact on the Company's profitability.

  Risks Associated with Acquisitions and Alliances. The Company has addressed the need to offer new products, in part, through the acquisition of technology and other businesses. The acquisition of other businesses involves numerous risks, including the difficulty of assimilating the operations, technologies and products of the acquired business, the diversion of management's attention from other business concerns, the risks of entering markets in which the Company has no or limited direct prior experience and must compete with competitors having stronger market positions, and the potential loss of key employees of the acquired business. The integration of other businesses into ADE requires, among other things, integration of product offerings and coordination of sales, marketing, research, development, and management organizations. There can be no assurance that such integration will be accomplished smoothly or successfully. The difficulties of such integration may be increased by the necessity of coordinating organizations which are separated geographically. The inability of management to successfully integrate the operations of such acquired businesses could have a material adverse effect on the business and results of operations of the Company.

  Control By Existing Stockholders. The Company's directors and executive officers and members of their immediate families beneficially own over one-third of the Company's outstanding shares of Common Stock. Accordingly, these stockholders acting together have the ability to significantly influence corporate actions requiring stockholder approval, including the election of the Company's directors. This concentration of ownership may also have the effect of delaying or preventing a change of control of the Company.

  Volatility of Stock Price. The stock market in general and the market for shares of technology companies in particular recently have experienced extreme price fluctuations, which have often been unrelated to the operating performance of the affected companies. Many companies in the semiconductor and semiconductor equipment industries, including the Company, experienced dramatic volatility in the market prices of their common stock during the last two years. The Company believes that factors such as announcements of developments related to the Company's business or its competitors' or customers' businesses, fluctuations in the Company's financial results, general conditions or developments in the semiconductor and semiconductor equipment industries and the worldwide economy, sales of the Company's Common Stock into the market, the number of market makers for the Company's Common Stock, announcements of technological innovations or new or enhanced products by the Company or its competitors or customers, a shortfall in revenue, gross margin, earnings or other financial results from or changes in analysts' expectations and developments in the Company's relationships with its customers and suppliers, or a variety of factors beyond the Company's control could cause the price of the Company's Common Stock to fluctuate, perhaps substantially. There can be no assurance that the market price of the Company's Common Stock will not experience significant fluctuations in the future, including fluctuations that are material, adverse and unrelated to the Company's performance.

ITEM 2.  PROPERTIES

     The Company's principal operations are located in an approximately 117,000 square foot company-owned building in Westwood, Massachusetts; a 46,000 square foot building in Newton, Massachusetts under a five-year lease that expires in May 2002 and a 38,000 square foot building in Charlotte, North Carolina under a ten-year lease that expires in September 2004. The Company also owns a 14,400 square foot building in Burlington, Massachusetts and leases space for sales and customer support offices in various other locations.

ITEM 3.  LEGAL PROCEEDINGS

     The Company is not a party to any material legal proceedings.

ITEM 4.  SUBMISSION OF MATTERS TO SECURITY HOLDERS

     There were no matters submitted to a vote of security holders during the fourth quarter of the fiscal year ended April 30, 1997.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

MARKET PRICE OF COMMON STOCK

     The Company's Common Stock trades on the Nasdaq Nasdaq Stock Market ("NasdaqNasdaq") under the symbol "ADEX." The following table sets forth the high and low sale prices for each quarter for the Common Stock as reported by Nasdaq Nasdaq for the periods indicated.

        FISCAL YEAR ENDED APRIL 30, 1996       HIGH    LOW
        Second quarter (beginning 10/18/96)    18 1/2  14 1/8
        Third quarter                          18 1/4  12
        Fourth quarter                         16      12 1/2

        FISCAL YEAR ENDED APRIL 30, 1997       HIGH    LOW
        First quarter                          22 1/4  8 3/4
        Second quarter                         11 5/8  8 1/4
        Third quarter                          20 5/8  8 3/8
        Fourth quarter                         20 3/4  16 1/2

     The last sale price of the Common Stock on July 22, 1997, as reported by Nasdaq, was $28 per share. As of July 22, 1997, there were 122 holders of record of the Common Stock (approximately 2,040 beneficial holders).

     The Company has never declared or paid any cash dividends on its Common Stock and currently expects that future earnings will be retained for use in its business.

RECENT SALES OF UNREGISTERED SECURITIES

     In February 1997, the Company issued an aggregate of 821,000 shares of Common Stock in consideration for the Company's acquisition by merger of all of the outstanding capital stock of Digital Measurement Systems, Inc. ("DMS"), a privately-owned company, and a building which is integral to the operations of DMS. All of the recipients of shares except one were "accredited investors" under the definition of that term in Regulation D under the Securities Act. The issuance of the shares was privately negotiated in the context of negotiations for the Company's acquisition of DMS, and was exempt from the registration requirements of Section 5 of the Securities Act of 1933 pursuant to Section 4(2) of that Act.

ITEM 6.  SELECTED CONSOLIDATED FINANCIAL DATA

  The following table sets forth selected financial data of the Company for and as of the fiscal years ended April 30, 1993, 1994, 1995, 1996 and 1997. The selected financial data as of April 30, 1996 and 1997 and for the three years ended April 30, 1997 have been derived from the Company's consolidated financial statements which have been audited by Price Waterhouse LLP, independent accountants. The selected financial data as of April 30, 1993, 1994 and 1995 and for the two years ended April 30, 1994 have been derived from the Company's audited consolidated financial statements, together with the unaudited financial statements of DMS as of March 31, 1993, 1994 and 1995 and for the two years ended March 31, 1994. The selected financial data should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Consolidated Financial Statements and Notes thereto. No cash dividends were declared or paid in any of the periods presented.

                                                                                  YEAR ENDED APRIL 30,
                                                                            ---------------------------------
                                                                  1993        1994        1995        1996        1997
                                                                ---------   ---------   ---------   ---------   ---------
                                                                        (IN THOUSANDS, EXCEPT PER SHARE DATA)
STATEMENT OF INCOME DATA:
  Revenue....................................................   $ 27,564    $ 32,828    $ 46,152    $ 67,339    $101,403
  Cost of revenue............................................     14,278      16,861      23,293      31,135      44,838
                                                                ---------   ---------   ---------   ---------   ---------
    Gross profit.............................................     13,286      15,967      22,859      36,204      56,565
                                                                ---------   ---------   ---------   ---------   ---------
  Operating expenses:
    Research and development.................................      5,532       6,073       6,318       7,798      17,012
    Marketing and sales......................................      4,389       5,981       6,842      10,169      13,665
    General and administrative...............................      2,953       4,186       4,445       6,759       7,446
                                                                ---------   ---------   ---------   ---------   ---------

      Total operating expenses...............................     12,874      16,240      17,615      24,726      38,123
                                                                ---------   ---------   ---------   ---------   ---------
  Income (loss) from operations..............................        412        (273)      5,244      11,478      18,442
                                                                ---------   ---------   ---------   ---------   ---------
  Other income (expense):
    Interest income expense, net.............................        (88)       (392)       (404)        331         329
    Gain on sale of land and building........................        376         229          --          --          --
                                                                ---------   ---------   ---------   ---------   ---------
  Total other income (expense)...............................        288        (163)       (404)        331         329
                                                                ---------   ---------   ---------   ---------   ---------
  Income (loss) before provision (benefit) for income taxes
      and equity in net earnings of affiliated companies.....        700        (436)      4,840      11,809      18,771
  Provision (benefit) for income taxes.......................        249         (83)      1,709       4,004       5,705
                                                                ---------   ---------   ---------   ---------   ---------
  Income (loss) before equity in net earnings of
      affiliated companies...................................        451        (353)      3,131       7,805      13,066

  Equity in net earnings of affiliated companies.............         --          --          --          --          99
                                                                ---------   ---------   ---------   ---------   ---------
      Net income (loss)......................................   $    451    $   (353)   $  3,131    $  7,805    $ 13,165
                                                                =========   =========   =========   =========   =========
  Net income (loss) per share................................      $0.07      $(0.05)      $0.47       $0.98       $1.48
                                                                =========   =========   =========   =========   =========
  Weighted average common and common equivalent
   shares outstanding........................................      6,609       6,524       6,651       7,965       8,880
                                                                =========   =========   =========   =========   =========

                                                                     APRIL 30,
                                                       ----------------------------------------

                                                1993        1994        1995        1996        1997
                                              ---------   ---------   ---------   ---------   ---------
                                                                     (IN THOUSANDS)
BALANCE SHEET DATA:
     Cash and cash equivalents............... $  2,259     $  1,870    $  3,277     $21,513    $ 19,374
     Working capital.........................   12,223       11,856      15,415      39,828      45,769
     Total assets............................   22,796       25,758      28,763      61,978      88,417
     Long-term debt, less current portion....    1,474        2,121       2,166         677       5,091
     Total stockholders' equity.............. $ 13,523     $ 13,200    $ 16,205     $46,502    $ 61,388

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

  The following discussion provides an analysis of the Company's financial condition and results of operations and should be read in conjunction with the "Selected Consolidated Financial Data" and the Consolidated Financial Statements and Notes thereto.


OVERVIEW

  The Company was founded in 1967 to develop and market certain advanced concepts and designs in capacitive and other measurement technologies suitable for industrial applications requiring precise, reliable, damage-free and repeatable measurements. The Company's products have evolved from single instruments used in off-line engineering analysis to multi-function systems for automated in-line monitoring of process-induced defects throughout the wafer and disk manufacturing processes. The Company operates in two major business areas, the Semiconductor Group and the Computer Disk Group. The Semiconductor Group manufactures multifunctional semiconductor metrology and automation systems and optical wafer defect inspection equipment used to detect particles and other defects on wafer surfaces. The Computer Disk Group is primarily engaged in the production of metrology systems for the computer hard disk industry.

  A relatively limited number of customers have accounted for a substantial portion of the Company's revenue. Moreover, during the past fiscal year approximately 77% of the Company's revenue was derived from sales made to wafer manufacturers, with the remainder of the revenue derived principally from sales to manufacturers of semiconductor devices and computer hard disks. The Company derives a substantial portion of its revenue from a relatively small number of customer orders. These customer orders often consist of multiple systems, which can range in price from approximately $100,000 to $750,000. As a result, the timing of significant orders or a reduction in the number of systems shipped in a quarter could have a material effect on the Company's revenue and results of operations for that quarter.

  The Company records revenue from product sales upon shipment to the customer. The Company accrues for warranty costs upon shipment and recognizes service revenue when the service is performed. Revenue under certain long-term contracts containing custom engineering is recognized under the percentage of completion method.

  In February 1997, the Company acquired all of the outstanding stock of and a building used by Digital Measurement Systems, Inc. (''DMS'') of Burlington, Massachusetts. DMS provides magnetic measurement equipment and systems to the computer hard disk manufacturing industry. This transaction has been accounted for as a pooling-of-interests and, therefore, the accompanying financial information has been retroactively restated to reflect the financial position and results of operations and cash flows of the Company and DMS for all periods presented.

RESULTS OF OPERATIONS

  For the periods indicated, the following table sets forth the percentage of total revenue represented by the respective line items in the Company's consolidated statement of income.

                                   YEAR ENDED APRIL 30,
                                   --------------------
                                1995      1996      1997
                              --------  --------  --------
Revenue.....................   100.0%    100.0%    100.0%
Cost of revenue.............    50.5      46.2      44.2
Gross profit................    49.5      53.8      55.8
Operating expenses:
Research and development....    13.7      11.6      16.8
Marketing and sales.........    14.8      15.1      13.5
General and administrative..     9.7      10.0       7.3
Income from operations......    11.4      17.0      18.2
Other income (expense)......    (0.9)      0.5       0.3
Net income..................     6.8%     11.6%     13.0%

FISCAL YEAR ENDED APRIL 30, 1997 COMPARED TO FISCAL YEAR ENDED APRIL 30, 1996

  Revenue. Revenue increased 50.6% to $101.4 million in fiscal 1997 from $67.3 million in fiscal 1996. The increase was primarily due to increased unit sales of the Company's products. The increase in unit sales resulted primarily from strong demand for capital equipment in the semiconductor industry and increased demand for gaging equipment in the computer disk drive industry. In fiscal 1997, $6.3 million of revenue was provided by the operations of DMS versus $1.7 million in fiscal 1996. The Company is currently developing product enhancements and new products designed to meet increasing demand for metrology and inspection equipment for 300 millimeter wafers. A competitor of the Company has recently begun shipping an optical inspection product for 300 millimeter wafers. The Company believes that its next generation product, which has not yet been shipped to customers, will be technologically superior to the competitor's new product. Until the Company begins shipping its next generation product, the Company's sales of its wafer inspection systems could be adversely affected.

  Gross Margin. Gross margin increased to 55.8% in fiscal 1997 from 53.8% in fiscal 1996. The increase was primarily due to distributing relatively fixed overhead costs over increased sales. Gross margins were higher in the first and second quarters of fiscal 1997, as the Company operated near capacity in its facilities, as compared to the third and fourth quarters of fiscal 1997. During the third and fourth quarters of the fiscal year, the Company increased capacity and overhead by moving into a new facility in Westwood, Massachusetts and by increasing the capacity of its existing facility in Charlotte, North Carolina. Gross margins in the immediate future are expected to be consistent with the margins experienced during the third and fourth quarters of fiscal 1997.

  Research and Development. Research and development expense in fiscal 1997 increased 118.2% to $17.0 million from $7.8 million in fiscal 1996 and increased as a percent of revenue to 16.8% from 11.6%. This increase was primarily due to increased spending on next generation products and expenses recognized during the fourth quarter for products under development, a portion of which had been capitalized during the previous three quarters. While future research and development expenses are expected to increase over previous quarters as the Company continues development of next generation products, the Company expects that expenses as a percent of revenue should return to levels experienced during the first three quarters of fiscal 1997.

  Marketing and Sales. Marketing and sales expense increased 34.4% to $13.7 million in fiscal 1997 from $10.2 million in fiscal 1996, but decreased as a percentage of revenue to 13.5% in fiscal 1997 from 15.1% in fiscal 1996.

  General and Administrative. General and administrative expenses increased 10.2% to $7.4 million in fiscal 1997 from $6.8 million in fiscal 1996 and decreased as a percent of revenue to 7.3% from 10.0%. General and administrative expenses increased at a lower rate than revenue growth, as these expenses are relatively stable compared to revenue growth.

  Other Income (Expense). Net interest income was $329,000 in fiscal 1997 versus net interest income of $331,000 in fiscal 1996. Interest income was offset by interest expense associated with an Industrial Development Bond used to finance the acquisition and renovation of the Westwood manufacturing facility.

  Provision for Income Taxes. The effective tax rates for fiscal 1997 and 1996 were 30.4% and 33.9%, respectively, and differed from the federal statutory rate primarily because of benefits from the use of a foreign sales corporation by the Company and state income taxes. The fiscal 1997 rate was lower than the fiscal 1996 rate due to the benefit of investment tax credits resulting from increased capital spending in fiscal 1997 and the benefit from federal and state research and development tax credits realized in the fourth quarter of fiscal 1997.


FISCAL YEAR ENDED APRIL 30, 1996 COMPARED TO FISCAL YEAR ENDED APRIL 30, 1995

  Revenue. Revenue increased 45.9% to $67.3 million in fiscal 1996 from $46.2 million in fiscal 1995. The increase was due to increased unit sales of the Company's products and a price increase announced in January 1995. The increase in unit sales resulted primarily from strong demand for capital equipment in the semiconductor industry and increased demand for gaging equipment in the computer disk drive industry.

  Gross Margin. Gross margin increased to 53.8% in fiscal 1996 from 49.5% in fiscal 1995. The increase was primarily due to distributing relatively fixed overhead costs over increased sales and a price increase announced in January 1995, the impact of which occurred during fiscal 1996.

  Research and Development. Research and development expense in fiscal 1996 increased 23.4% to $7.8 million from $6.3 million in fiscal 1995, but decreased as a percentage of revenue to 11.6% in fiscal 1996 from 13.7% in fiscal 1995, as revenue increased at a rate greater than the increase in research and development expense. Total expense for research and development increased as the Company made significant investments in next generation products.

  Marketing and Sales. Marketing and sales expense increased 48.6% to $10.2 million in fiscal 1996 from $6.8 million in fiscal 1995, and increased as a percentage of revenue to 15.1% in fiscal 1996 from 14.8% in fiscal 1995. This increase in expenditures was due to additions in staffing required to support increased demand for the Company's products.

  General and Administrative. General and administrative expenses increased 51.7% to $6.8 million in fiscal 1996 from $4.5 million in fiscal 1995. The increase was due to higher bonus expenses associated with improved performance, higher employee benefit costs, increased legal fees associated with various legal matters and additional expenses associated with being a public company.

  Other Income (Expense). Net interest income was $331,000 in fiscal 1996 versus net interest expense of $404,000 in fiscal 1995. The increase in income resulted from interest earned on the proceeds of the initial public offering of the Company's Common Stock completed in October 1995, repayment in full of the outstanding balance of the Company's line of credit in fiscal 1995 and the cancellation of subordinated debt related to the exercise of warrants in connection with the initial public offering.

  Provision for Income Taxes. The effective tax rates for fiscal 1996 and 1995 were 33.9% and 35.3% respectively, and differed from the federal statutory rate primarily because of benefits from the use of a foreign sales corporation by the Company and state income taxes.

SELECTED CONSOLIDATED QUARTERLY OPERATING RESULTS

     The following tables set forth consolidated statement of income data for each of the eight quarters in the period beginning May 1, 1995 and ending April 30, 1997. This information has been derived from the Company's unaudited financial statements. The unaudited financial statements have been prepared on the same basis as the audited financial statements contained herein and include all adjustments, consisting only of normal recurring adjustments, that the Company considers necessary to present fairly this information when read in conjunction with the Company's annual audited financial statements and notes thereto appearing elsewhere in this Form 10-K. The Company's operating results for any one quarter are not necessarily indicative of results for any future period.

                                                                          QUARTER ENDED
                                                ------------------------------------------------------------------
                              JULY 31,     OCT. 31,     JAN. 31,     APRIL 30,     JULY 31,     OCT. 31,     JAN. 31,    APRIL 30,
                             -----------  -----------  -----------  ------------  -----------  -----------  ----------  -----------
                              1995         1995         1996         1996          1996         1996         1997        1997
                             -----------  -----------  -----------  ------------  -----------  -----------  ----------  -----------
                                                           (IN THOUSANDS, EXCEPT PER SHARE DATA)
STATEMENT OF INCOME DATA:
 Revenue....................  $   13,559   $   15,525  $    18,693  $     19,562  $    19,991  $    22,882  $   26,193  $    32,337
 Cost of revenue............       6,332        7,242        8,670         8,891        8,685        9,882      11,898       14,373
                             -----------  -----------  -----------  ------------  -----------  -----------  ----------  -----------
 Gross profit...............       7,227        8,283       10,023        10,671       11,306       13,000      14,295       17,964
                             -----------  -----------  -----------  ------------  -----------  -----------  ----------  -----------
 Operating expenses:
   Research and development.       1,712        1,858        1,768         2,460        3,221        3,783       3,757        6,251
   Marketing and sales......       2,214        2,258        3,056         2,641        2,977        2,868       3,272        4,548
   General and
    administrative..........       1,373        1,590        1,699         2,097        1,421        1,676       1,738        2,611
                             -----------  -----------  -----------  ------------  -----------  -----------  ----------  -----------
     Total operating
      expenses..............       5,299        5,706        6,523         7,198        7,619        8,327       8,767       13,410
                             -----------  -----------  -----------  ------------  -----------  -----------  ----------  -----------
 Income from operations.....       1,928        2,577        3,500         3,473        3,687        4,673       5,528        4,554
 Interest income
  (expense), net............         (62)         (46)         247           192          151           79         (14)         113
                             -----------  -----------  -----------  ------------  -----------  -----------  ----------  -----------
 Income before provision
  for income taxes
  and equity in net
  earnings (loss) of
  affiliated companies......       1,866        2,531        3,747         3,665        3,838        4,752       5,514        4,667
 Provision for income taxes.         684          915        1,339         1,066        1,290        1,650       1,851          914
                             -----------  -----------  -----------  ------------  -----------  -----------  ----------  -----------
 Income before equity in
  net earnings (loss) of
  affiliated companies......       1,182        1,616        2,408         2,599        2,548        3,102       3,663        3,753
 Equity in net earnings
  (loss) of affiliated
  companies.................         --           --           --            --           --            15         156          (72)

                             -----------  -----------  -----------  ------------  -----------  -----------  ----------  -----------
 Net income.................  $    1,182   $    1,616   $    2,408   $     2,599   $    2,548   $    3,117   $   3,819   $    3,681
                             -----------  -----------  -----------  ------------  -----------  -----------  ----------  -----------
 Net income per share.......       $0.17        $0.22        $0.27         $0.29        $0.29        $0.36       $0.43        $0.41
                             -----------  -----------  -----------  ------------  -----------  -----------  ----------  -----------
 Weighted average common
  and common equivalent
  shares outstanding........       6,810        7,323        8,884         8,843        8,864        8,772       8,871        9,012
                             -----------  -----------  -----------  ------------  -----------  -----------  ----------  -----------

                                                                          QUARTER ENDED
                                                ------------------------------------------------------------------
                              JULY 31,     OCT. 31,     JAN. 31,     APRIL 30,     JULY 31,     OCT. 31,     JAN. 31,    APRIL 30,
                             -----------  -----------  -----------  ------------  -----------  -----------  ----------  -----------
                              1995         1995         1996         1996          1996         1996         1997        1997
                             -----------  -----------  -----------  ------------  -----------  -----------  ----------  -----------
                                                           (IN THOUSANDS, EXCEPT PER SHARE DATA)
PERCENTAGE OF REVENUE:
 Revenue....................     100.0 %      100.0 %      100.0 %       100.0 %      100.0 %      100.0 %     100.0 %      100.0 %
 Cost of revenue............      46.7         46.6         46.4          45.5         43.4         43.2        45.4         44.4
 Gross profit...............      53.3         53.4         53.6          54.5         56.6         56.8        54.6         55.6
 Operating expenses:
   Research and development.      12.6         12.0          9.5          12.6         16.1         16.5        14.3         19.3
   Marketing and sales......      16.3         14.5         16.3          13.5         14.9         12.5        12.5         14.1
   General and
    administrative..........      10.1         10.2          9.1          10.7          7.1          7.3         6.6          8.1
 Income from operations.....      14.2         16.6         18.7          17.8         18.4         20.4        21.1         14.1
 Interest income
  (expense), net............      (0.5)        (0.3)         1.3           1.0          0.8          0.3        (0.1)         0.3
 Net income.................       8.7%        10.4%        12.9%         13.3%        12.7%        13.6%       14.6%        11.4%

     The Company's quarterly operating results have varied and may continue to vary significantly due to a number of factors, including economic conditions in the semiconductor and computer hard disk industries, the timing of shipments of orders to major customers, the mix of products sold by the Company and competitive pricing. Customers may cancel or reschedule shipments. Production difficulties or the inability to obtain critical components could delay shipments. These factors could have a material adverse effect on the Company's results of operations. As cost of revenue includes manufacturing overhead, which is relatively constant from quarter to quarter, gross margins can vary significantly from quarter to quarter due to varying levels of production and revenue. There can be no assurance that the Company will be profitable in any future period. Marketing and sales expenses can vary from quarter to quarter based on a number of factors, including mix of sales channels, geographic mix and timing of marketing events.


LIQUIDITY AND CAPITAL RESOURCES

     As of April 30, 1997, the Company had cash and cash equivalents of $19.4 million and working capital of $45.8 million. Net cash provided by operating activities was $6.6 million. Net income was $13.2 million. This amount was offset by a $4.4 million increase in accounts receivable resulting from increased sales and a $8.6 million increase in inventory. Management believes that inventory levels are larger than necessary for current sales volumes and has instituted a number of programs to improve inventory turnover in all facilities. Depreciation and amortization for fiscal 1997 was $1.6 million. During fiscal 1997, the Company increased its ownership in its Japanese distributor, Japan ADE Ltd. (''JAL''), from 3.0% to 50.0%. Consequently, in fiscal 1997, $2.7 million in gross profit from sales to JAL have been deferred rather than included in income from operations.

     During fiscal 1997, $15.0 million of cash was used in investing activities. Purchases of fixed assets represented $10.4 million of this amount. During the next fiscal year, the Company does not anticipate investing in fixed assets to the extent of fiscal 1997. Investments in three companies used an additional $3.1 million.

     Net cash provided by financing activities was $6.3 million. The primary source of this cash was a $5.5 million Industrial Development Bond used to finance the purchase and renovation of the manufacturing facility in Westwood, Massachusetts.

     Since inception, the Company has satisfied its cash requirements primarily through cash flow from operations, private placements and an initial public offering of the Company's Common Stock, bank borrowings and equipment financing.

     On July 9, 1997, the Company filed with the Securities and Exchange Commission a Registration Statement on Form S-3 with respect to a public offering by the Company of up to 2,300,000 shares of Common Stock and by certain stockholders of the Company of up to 540,500 shares of Common Stock, in each case including an underwriters' overallotment option of 15%. The Company may use a portion of the net proceeds to the Company from the offering for acquisitions of complementary businesses and technologies. The Company believes that cash from operations, existing cash resources and bank borrowings, together with the net proceeds of the sale of Common Stock by the Company in the offering, will be adequate to fund operations for at least the next 18 months.

     The Company's long-term capital requirements will be affected by many factors, including the success of the Company's current product offerings, the Company's ability to enhance its current products and to develop and introduce new products that keep pace with technological developments and general trends in the semiconductor wafer and device industries. The Company plans to finance its long-term capital needs with the net proceeds of the currently pending public offering, together with existing cash reserves and interest earned thereon, revenue from product sales, bank loans, leases and debt financings. To the extent that such funds are insufficient to finance the Company's activities, or if the public offering is not completed, the Company will have to raise additional funds through the issuance of additional equity or debt securities or through other means. There can be no assurance that additional financing will be available on acceptable terms.


NEW ACCOUNTING PRONOUNCEMENTS

     In February 1997, the Financial Accounting Standards Board (''FASB'') issued Statement of Financial Accounting Standards (''SFAS'') No. 128, ''Earnings Per Share.'' This statement establishes and simplifies standards for computing and presenting earnings per share. SFAS No. 128 will be effective beginning with the Company's quarter ended January 31, 1998 and requires the restatement of all previously reported earnings per share data that are presented. Early adoption of SFAS No. 128 is not permitted. SFAS No. 128 replaces primary and fully diluted earnings per share with basic and diluted earnings per share. Pro forma earnings per share under SFAS No. 128 would have been as follows:

                                                      YEAR ENDED APRIL 30,
                                          ---------------------------------------------
                                            1993     1994      1995     1996      1997
                                          -------  ---------  -------  -------  -------
Pro forma basic net income (loss) per
 share..................................  $  0.07  $  (0.05)  $  0.48  $  1.04  $  1.55
Pro forma diluted net income (loss) per
 share..................................     0.07     (0.05)     0.47     0.98     1.48

     In June 1997, the FASB issued SFAS No. 130, ''Reporting Comprehensive Income.'' The statement establishes standards for the reporting and display of comprehensive income and its components. Comprehensive income is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. It includes all changes in equity during a period except those resulting from investments by owners and distributions to owners. This standard will require that an enterprise display an amount representing total comprehensive income for the period. SFAS No. 130 will be effective for the Company's fiscal year ending April 30, 1998. Adoption of SFAS No. 130 is not expected to significantly impact the Company's financial position or results of operations.

     In June 1997, the FASB issued SFAS No. 131, ''Disclosures about Segments of an Enterprise and Related Information'' which supersedes SFAS No. 14. This statement changes the way that public business enterprises report segment information, including financial and descriptive information about their operating segments, in annual financial statements and would require that those enterprises report selected segment information in interim financial reports to stockholders. Operating segments are defined as revenue-producing components of the enterprise which are generally used internally for evaluating segment performance. SFAS No. 131 will be effective for the Company beginning with the Company's fiscal year ending April 30, 1998. Adoption of SFAS No. 131 will not impact the Company's financial position or results of operations.


INFLATION

     To date, inflation has not had a significant impact on the Company's operations.


ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The information required by Item 8 is contained on pages F-1 though F-26 of this report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Not applicable.


                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information regarding directors required by this Item is included in the definitive Proxy Statement for the Company's 1997 Annual Meeting of Stockholders, to be filed with the Commission on or about August 20, 1997 (the "1997 Proxy Statement"), under "Election of Directors" and is incorporated herein by reference. The information regarding executive officers required by this Item is included in Part I of this Form 10-K.

ITEM 11.  EXECUTIVE COMPENSATION

     The information required by this Item is included in the 1997 Proxy Statement under "Executive Compensation" and is incorporated herein by reference (excluding, however, the "Report on Executive Compensation" and the Performance Graph contained in the 1997 Proxy Statement, which shall not be deemed incorporated herein).

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information required by this Item is included in the 1997 Proxy Statement under "Security Ownership of Certain Beneficial Owners and Management" and is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Not applicable.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

          (a)(1) Financial Statements. The Financial Statements required to be filed by Item 8 of Form 10-K, and filed herewith, are as follows:

                                                                Page Number in
                                                                this Form 10-K
                                                                --------------

     Report of Independent Accountants.........................            F-2

     Consolidated Balance Sheet as of April 30, 1996 and 1997..            F-3

     Consolidated Statements of Income for the three years ended
     April 30, 1997............................................            F-5

     Consolidated Statements of Stockholders' Equity for the three
     years ended April 30, 1997................................            F-6

     Consolidated Statements of Cash Flows for the three years ended
     April 30, 1997............................................            F-7

     Notes to Consolidated Financial Statements................            F-9

     (a)(2)  Financial Statement Schedule:

     II  -  Valuation and Qualifying Accounts and Reserves
            for the three years ended April 30, 1997...........            S-1

     All other schedules are omitted because they are either not applicable or the required information is included in the financial statements or notes thereto.

     (a)(3)  Exhibits.

Exhibit
Number                                 Description
-------   ----------------------------------------------------------------------

3.1 Restated Articles of Organization (filed as Exhibit 3.1 to the Company's Registration Statement on Form S-1 (33-96408) or amendments thereto and incorporated herein by reference).

3.2 By-laws (filed as Exhibit 3.2 to the Company's Registration Statement on Form S-1 (33-96408) or amendments thereto and incorporated herein by reference).

4.1 Specimen Common Stock Certificate (filed as Exhibit 4 to the Company's Registration Statement on Form S-1 (33-96408) or amendments thereto and incorporated herein by reference).

10.1 Form of Employee Confidentiality Agreement (filed as Exhibit 10.1 to the Company's Registration Statement on Form S-1 (33-96408) or amendments thereto and incorporated herein by reference).

10.2 1995 Stock Option Plan (filed as Exhibit 10.4 to the Company's Registration Statement on Form S-1 (33-96408) or amendments thereto and incorporated herein by reference).*

10.3 1992 Stock Option Plan (filed as Exhibit 10.5 to the Company's Registration Statement on Form S-1 (33-96408) or amendments thereto and incorporated herein by reference).*

10.4 1982 Stock Option Plan (filed as Exhibit 4.5 to the Company's Registration Statement on Form S-8 (333-2280) and incorporated herein by reference).*

10.5 Stock Option Agreement dated October 22, 1992 between the Registrant and Kendall Wright (filed as Exhibit 4.6 to the Company's Registration Statement on Form S-8 (333-2280) and incorporated herein by reference).*

10.6 Employee Stock Purchase Plan (as amended) (filed as Exhibit 10.6 to the Company's Form 10-K for the fiscal year ended April 30, 1996 and incorporated herein by reference).*

10.7 Lease of Corporate Headquarters in Newton, Massachusetts, dated December 9, 1988, as amended, between the Company and Wellco Newton Limited Partnership (which Lease and amendment were filed as Exhibit
          10.6 to the Company's Registration Statement on Form S-1 (33-96408) or amendments thereto and incorporated herein by reference); and Third Amendment dated June 6, 1997 (filed herewith).

10.8 Lease of ADE Optical Systems' Charlotte, North Carolina facility, dated June 26, 1984, as assigned and renewed, between Pine Brook Center Limited Partnership and ADEde Optical Systems Corporation (filed as Exhibit 10.7 to the Company's Registration Statement on Form S-1 (33-96408) or amendments thereto and incorporated herein by reference).

10.9 Purchase and Sale Agreement for 80 Wilson Way, Westwood, Massachusetts, dated January 11, 1996, between Met Path New England, Inc., and the Company, with Schedules (filed as Exhibit 10.12 to the Company's Form 10-K for the fiscal year ended April 30, 1996 and incorporated herein by reference).

10.10 Loan Agreement dated as of June 7, 1996, among GE Capital Public Finance, Inc., Massachusetts Industrial Finance Agency and the Company (filed as Exhibit 10.9 to the Company's Form 10-K for the fiscal year ended April 30, 1996 and incorporated herein by reference).

10.11 Certificate as to Nonarbitrage and Tax Compliance, dated as of June 7, 1996, from the Company to Massachusetts Industrial Finance Agency (filed as Exhibit 10.10 to the Company's Form 10-K for the fiscal year ended April 30, 1996 and incorporated herein by reference).

10.12 Letter of Credit Agreement, dated June 7, 1996, between Citizens Bank of Massachusetts and the Company (filed as Exhibit 10.11 to the Company's Form 10-K for the fiscal year ended April 30, 1996 and incorporated herein by reference).

10.13 Mortgage, Security Agreement, and Assignment, dated June 7, 1996, from the Company to Citizens Bank of Massachusetts (filed as Exhibit 10.13 to the Company's Form 10-K for the fiscal year ended April 30, 1996 and incorporated herein by reference).

10.14 Pledge Agreement, dated June 7, 1996, from the Company to Citizens Bank of Massachusetts (filed as Exhibit 10.14 to the Company's
          Form 10-K for the fiscal year ended April 30, 1996 and incorporated herein by reference).

10.15 Oil and Hazardous Materials Indemnification Agreement, dated June 7, 1996, between the Company and Citizens Bank of Massachusetts (filed as
          Exhibit 10.15 to the Company's Form 10-K for the fiscal year ended April 30, 1996 and incorporated herein by reference).

10.16 Indemnification Agreement, dated as of February 28, 1996, among MetPath of New England, Inc., Corning Life Sciences, Inc. and the Company (filed as Exhibit 10.16 to the Company's Form 10-K for the fiscal year ended April 30, 1996 and incorporated herein by reference).

10.17 Letter Agreement regarding collateral assignment of Indemnification from the Company to Citizens Bank of Massachusetts, with attachment, (filed as Exhibit 10.17 to the Company's Form 10-K for the fiscal year ended April 30, 1996 and incorporated herein by reference).

10.18 Agreement and Plan of Merger dated as of February 27, 1997 by and between ADE Corporation, ADE Technologies, Inc., Digital Measurement Systems, Inc., Dennis E. Speliotis, Elias Speliotis, Evanthia Speliotis, Ismene Speliotis, Advanced Development

          Corporation, David C. Bono and Alan Sliski (filed herewith exclusive of exhibits).

10.19 Registration Rights Agreement dated as of February 27, 1997, by and among ADE Corporation and Advanced Development Corporation, David C. Bono and Alan Sliski (filed herewith).

10.20 Purchase and Sale Agreement dated as of February 28, 1997 by and between ADE Corporation and Dennis E. Speliotis, individually and as Trustee of Thouria Investment Trust under a Declaration of Trust dated August 18, 1992, Elias Speliotis, Evanthia Speliotis and Ismene Speliotis (filed herewith).

10.21 Registration Rights Agreement dated as of February 28, 1997 by and between ADE Corporation and Dennis E. Speliotis, individually and as Trustee of Thouria Investment Trust under a Declaration of Trust dated August 18, 1992 recorded in the Middlesex South District Registry of Deeds at Book 22305, Page 375 (filed herewith).

 11.1     Statement re: computation of per share earnings (filed herewith).

 21.1 Subsidiaries of the Company (filed as Exhibit 21 to the Company's Registration Statement on Form S-1 (33-96408) or amendments thereto and incorporated herein by reference).

 23.1     Consent of Price Waterhouse LLP (filed herewith).

__________________________

*    Compensatory plan or agreement applicable to management and employees.

(b) Reports on Form 8-K. No reports on Form 8-K were filed by the Company during the quarter ended April 30, 1997.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                ADE CORPORATION


     July 28, 1997              By:  /s/ Robert C. Abbe
                                    ---------------------
                                   Robert C. Abbe
                                   President and Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

         Signature                          Title                      Date
         ---------                          -----                      ----
/s/ Robert C. Abbe           President, Chief Executive Officer    July 28, 1997
---------------------------  and Director (Principal Executive
Robert C. Abbe               Officer)

/s/ Mark D. Shooman          Vice President and                    July 28, 1997
---------------------------  Chief Financial Officer (Principal
Mark D. Shooman              Financial Officer)

/s/ Joseph E. Rovatti        Controller (Principal Accounting      July 28, 1997
---------------------------  Officer)
Joseph E. Rovatti

/s/ Landon T. Clay           Chairman of the Board                 July 28, 1997
---------------------------
Landon T. Clay

/s/ Francis B. Lothrop, Jr.  Director                              July 28, 1997
---------------------------
Francis B. Lothrop, Jr.

/s/ H. Kimball Faulkner      Director                              July 28, 1997
---------------------------
H. Kimball Faulkner

/s/ Kendall Wright           Director                              July 28, 1997
---------------------------
Kendall Wright

                                ADE CORPORATION

                  INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                                                                  PAGE
                                                                                                                  ----
Report of Independent Accountants................................................................................  F-2

Consolidated Balance Sheet at April 30, 1996 and 1997............................................................  F-3

Consolidated Statement of Income for the three years ended April 30, 1997........................................  F-5

Consolidated Statement of Stockholders' Equity for the three years ended April 30, 1997..........................  F-6

Consolidated Statement of Cash Flows for the three years ended April 30, 1997....................................  F-7

Notes to Consolidated Financial Statements.......................................................................  F-9

Financial Statement Schedule:

  II - Valuation and Qualifying Accounts and Reserves for the three years ended April 30, 1997...................  S-1

All other schedules are omitted because they are not applicable or the required information is shown in the consolidated financial statements or notes thereto.

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders of ADE Corporation

     In our opinion, the consolidated financial statements listed in the index appearing on page F-1, present fairly, in all material respects, the financial position of ADE Corporation and its subsidiaries at April 30, 1996 and 1997, and the results of their operations and their cash flows for each of the three years in the period ended April 30, 1997, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.


PRICE WATERHOUSE LLP

Boston, Massachusetts
July 1, 1997

                                ADE CORPORATION

                          CONSOLIDATED BALANCE SHEET

                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                                          APRIL 30,
                                                                                     --------------------
                                                                                       1996       1997
                                                                                     ---------  ---------
                                            ASSETS
Current assets:
  Cash and cash equivalents........................................................  $21,513   $19,374
  Accounts receivable:
     Trade, less allowance for doubtful accounts of $476 and $577 at April 30, 1996
      and 1997, respectively.......................................................   15,872    19,248
     Affiliate.....................................................................       --     1,083
  Inventories......................................................................   13,525    22,160
  Prepaid expenses and other current assets........................................      327       310
  Deferred income taxes............................................................    2,954     5,348
                                                                                     --------  --------
        Total current assets.......................................................   54,191    67,523
Fixed assets, net..................................................................    7,260    15,735
Deferred income taxes..............................................................      329       234
Investments........................................................................       13     3,162
Other assets.......................................................................      185     1,763
                                                                                     --------  --------
                                                                                     $61,978   $88,417
                                                                                     ========  ========

                     LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Note payable to related party....................................................  $   577   $    --
  Current portion of long-term debt................................................       44       899
  Accounts payable.................................................................    4,717     5,535
  Accrued expenses.................................................................    8,736    10,744
  Deferred income on sales to affiliate............................................       --     2,661
  Income taxes payable.............................................................      289     1,915
                                                                                     --------  --------
        Total current liabilities..................................................   14,363    21,754
                                                                                     --------  --------
Long-term debt.....................................................................      677     5,091
                                                                                     --------  --------
Excess of net assets acquired over cost............................................      436       184
                                                                                     --------  --------
Stockholders' equity:
  Preferred stock, $1.00 par value; 1,000,000 shares authorized; none
   issued or outstanding...........................................................       --        --
  Common stock, $.01 par value; 25,000,000 shares authorized; 8,439,716 and
   8,604,160 shares issued and outstanding at April 30, 1996 and 1997,
   respectively....................................................................       84        86
  Capital in excess of par value...................................................   27,104    28,660
  Retained earnings................................................................   19,573    32,846
                                                                                     --------  --------
                                                                                      46,761    61,592
  Deferred compensation............................................................     (259)     (204)
                                                                                     --------  --------

                                                                                      46,502    61,388
                                                                                     --------  --------
Commitments (Note 14)..............................................................
                                                                                     --------  --------
                                                                                     $61,978   $88,417
                                                                                     ========  ========

   The accompanying notes are an integral part of the consolidated financial statements.

                                ADE CORPORATION

                       CONSOLIDATED STATEMENT OF INCOME

                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                                         YEAR ENDED APRIL 30,
                                                                                   --------------------------------
                                                                                     1995       1996        1997
                                                                                   ---------  ---------  ----------
Revenue                                                                              $46,152    $67,339    $ 89,218
Revenue from affiliate.............................................................       --         --      12,185
                                                                                     --------   --------   ---------
                                                                                           -          -
   Total revenue...................................................................   46,152     67,339     101,403
                                                                                     --------   --------   ---------


Cost of revenue....................................................................   23,293     31,135      39,762
Cost of revenue from affiliate.....................................................       --         --       5,076
                                                                                     --------   --------   ---------
                                                                                           -          -
   Total cost of revenue...........................................................   23,293     31,135      44,838
                                                                                     --------   --------   ---------
     Gross profit..................................................................   22,859     36,204      56,565
                                                                                     --------   --------   ---------
Operating expenses:
   Research and development........................................................    6,318      7,798      17,012
   Marketing and sales.............................................................    6,842     10,169      13,665
   General and administrative......................................................    4,707      7,011       7,698
   Amortization of excess of net assets acquired over cost.........................     (252)      (252)       (252)
                                                                                     --------   --------   ---------
     Total operating expenses......................................................   17,615     24,726      38,123
                                                                                     --------   --------   ---------
Income from operations.............................................................    5,244     11,478      18,442
Other income (expense):
   Interest income.................................................................       24        535         752
   Interest expense................................................................     (428)      (204)       (423)
                                                                                     --------   --------   ---------
Income before provision for income taxes and equity in net earnings of
 affiliated companies..............................................................    4,840     11,809      18,771
Provision for income taxes.........................................................    1,709      4,004       5,705
                                                                                     --------   --------   ---------
Income before equity in net earnings of affiliated companies.......................    3,131      7,805      13,066
Equity in net earnings of affiliated companies.....................................       --         --          99
                                                                                     --------   --------   ---------
     Net income....................................................................  $ 3,131    $ 7,805    $ 13,165
                                                                                     ========   ========   =========
Net income per share...............................................................  $  0.47    $  0.98    $   1.48
                                                                                     ========   ========   =========
Weighted average common and common equivalent shares outstanding...................    6,651      7,965       8,880
                                                                                     ========   ========   =========

   The accompanying notes are an integral part of the consolidated financial statements.

                                ADE CORPORATION

                CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                                               CAPITAL IN                                            TOTAL
                                                               ----------                                            -----
                                                               EXCESS OF    RETAINED   TREASURY     DEFERRED     STOCKHOLDERS'
                                                               ---------    --------   --------     --------     -------------
                                          COMMON STOCK         PAR VALUE    EARNINGS    STOCK     COMPENSATION      EQUITY
                                      --------------------     ---------    --------    -----     ------------      ------
                                        NUMBER       PAR
                                        ------       ---
                                       OF SHARES    VALUE
                                       ---------    -----
Balance at April 30, 1994...........     6,416,554     $64     $ 4,739      $ 8,637     $(240)                        $13,200
Board of Director fees..............                                 1                     11                              12
Exercise of common stock
 options............................                               (15)                    29                              14
Repurchase of 34,430 shares of
 common stock.......................                                                     (152)                           (152)
Compensation related to the grant
 of common stock options............                               251                                  $(251)             --
Net income..........................                                          3,131                                     3,131
                                         ---------     ---     -------      -------     -----           -----         -------
Balance at April 30, 1995...........     6,416,554      64       4,976       11,768      (352)           (251)         16,205
Exercise of warrants................       241,578       2         702          352                                     1,056
Sale of common stock in
 connection with initial public
 offering in October 1995, net of
 issuance costs of $2,315...........     1,617,600      16      20,315                                                 20,331
Exercise of common stock
 options............................       163,984       2         660                                                    662
Compensation related to the grant
 of common stock options............                                58                                    (58)             --
Amortization of deferred
 compensation.......................                                                                       50              50
Tax benefit related to exercise of
 common stock options...............                               393                                                    393
Net income..........................                                          7,805                                     7,805
                                         ---------     ---     -------      -------     -----           -----         -------
Balance at April 30, 1996...........     8,439,716      84      27,104       19,573        --            (259)         46,502
Exercise of common stock
 options............................       154,400       2         660                                                    662
Sale of common stock pursuant to
 the Employee Stock Purchase
 Plan...............................        10,044      --         102                                                    102
Amortization of deferred
 compensation.......................                                                                       55              55
Tax benefit related to exercise of
 common stock options...............                               794                                                    794
Net income..........................                                         13,165                                    13,165
Net income of Digital Measurement
 Systems, Inc. for the one month
 ended April 30, 1997 (Note 3)......                                            108                                       108
                                         ---------     ---     -------      -------     -----           -----         -------
Balance at April 30, 1997...........     8,604,160     $86     $28,660      $32,846     $  --           $(204)        $61,388
                                         =========     ===    ========      =======     =====           ======        ========

   The accompanying notes are an integral part of the consolidated financial statements.

                                ADE CORPORATION

                     CONSOLIDATED STATEMENT OF CASH FLOWS
               INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS

                                (IN THOUSANDS)

                                                                                         YEAR ENDED APRIL 30,
                                                                                    -------------------------------
                                                                                       1995      1996       1997
                                                                                    ---------  ---------  ---------
CASH FLOWS PROVIDED BY (USED IN) OPERATING ACTIVITIES:
 Net income.......................................................................  $ 3,131    $ 7,805    $13,165
  Adjustments to reconcile net income to net cash provided by operating activities:
     Depreciation and amortization.................................................   1,318      1,052      1,646
     Equity in net earnings of affiliated companies................................      --         --        (99)
     Deferred income taxes.........................................................    (743)    (1,275)    (2,299)
     Amortization of deferred compensation.........................................      --         50         55
     Change in assets and liabilities:
        Accounts receivable, trade.................................................  (2,105)    (6,192)    (3,329)
        Accounts receivable, affiliate.............................................      --         --     (1,083)
        Costs and estimated earnings in excess of billings on uncompleted
         contracts.................................................................     500         --         --
        Inventories................................................................      95     (3,382)    (8,626)
        Prepaid expenses and other current assets..................................       6       (102)        18
        Accounts payable...........................................................     844        862        833
        Accrued expenses...........................................................     937      4,751      2,044
        Deferred income on sales to affiliate......................................      --         --      2,661
        Income taxes payable.......................................................     966     (1,278)     1,626
                                                                                    --------   --------   --------
          Net cash provided by operating activities................................   4,949      2,291      6,612
                                                                                    --------   --------   --------
CASH FLOWS PROVIDED BY (USED IN) INVESTING ACTIVITIES:
  Purchases of fixed assets........................................................    (935)    (5,337)   (10,363)
  Equity investments...............................................................      --         --     (3,050)
  Decrease (increase) in other assets..............................................      13          6     (1,578)
                                                                                    --------   --------   --------
          Net cash used in investing activities....................................    (922)    (5,331)   (14,991)
                                                                                    --------   --------   --------
CASH FLOWS PROVIDED BY (USED IN) FINANCING ACTIVITIES:
  Repayments of line of credit, net................................................  (2,750)        --         --
  Proceeds from (repayment of) note payable to related party.......................     228         69       (577)
  Proceeds from issuance of long-term debt.........................................      --         --      5,500
  Repayments of long-term debt.....................................................     (74)      (179)      (231)
  Proceeds from issuance of common stock...........................................      14     20,993        764
  Tax benefit related to the exercise of common stock options......................      --        393        794
  Repurchase of common stock.......................................................     (38)        --         --
                                                                                    --------   --------   --------
          Net cash provided by (used in) financing activities......................  (2,620)    21,276      6,250
                                                                                    --------   --------   --------

Adjustment for DMS activity for the one month ended April 30, 1997(Note 3).........      --         --        (10)
                                                                                    --------   --------   --------
Net increase (decrease) in cash and cash equivalents...............................   1,407     18,236     (2,139)
Cash and cash equivalents, beginning of year.......................................   1,870      3,277     21,513
                                                                                    --------   --------   --------
Cash and cash equivalents, end of year............................................. $ 3,277    $21,513    $19,374
                                                                                    ========   ========   ========

See supplemental disclosures of cash flow information (Note 15)

   The accompanying notes are an integral part of the consolidated financial statements.

                                ADE CORPORATION

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

1. NATURE OF BUSINESS

     ADE Corporation (the ''Company'') designs, manufactures, markets and services highly precise, automated measurement, defect detection and handling equipment with current applications in the production of semiconductor wafers, integrated circuits and computer memory disks. The predominant market for the Company consists of semiconductor wafer and device manufacturing concerns located in the United States, Japan, Europe and the Far East.


2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     A summary of significant accounting policies followed in the preparation of the financial statements follows:


 Principles of Consolidation

     The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. Effective February 28, 1997, the Company acquired all of the outstanding shares of common stock of Digital Measurement Systems, Inc. (''DMS'') in exchange for 821,000 shares of common stock of the Company. This transaction has been accounted for as a pooling-of-interests and, therefore, the accompanying financial statements have been retroactively restated to reflect the financial position and results of operations and cash flows of the Company and DMS for all periods presented (Note 3). All material intercompany transactions and balances have been eliminated.

     Investments in 50% or less owned companies over which the Company has the ability to exercise significant influence are accounted for using the equity method. Investments in 20% or less owned companies are accounted for using the cost method. (Note 4)


 Revenue Recognition

     Revenue from product sales is recorded upon shipment. The Company accrues for anticipated warranty costs upon shipment. Service revenue is recognized as the services are performed. The Company does not provide the right to return products.

     Revenue under certain long-term contracts containing custom engineering is recognized under the percentage-of-completion method. The percentage of completion is determined by relating the actual cost of the work performed to date to the estimated total cost of the respective contracts. Contract costs include all direct material and labor costs as well as an allocated share of indirect costs incurred. Actual costs incurred and estimated earnings on contracts in progress at year end are included in operations for the year.


 Cash and Cash Equivalents

     The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. The Company invests its excess cash in money market accounts. These investments are subject to minimal credit and market risks. At April 30, 1996 and 1997, the Company has classified its cash equivalent investments totaling $18,092 and $10,465, respectively, as available for sale. The carrying amount of these investments approximates fair market value.


 Inventories

     Inventories are stated at the lower of cost or market, cost being determined on a first-in, first-out basis.


 Fixed Assets

     Fixed assets are stated at cost. Additions and betterments, unless of a relatively minor amount, are capitalized. Expenditures for normal maintenance and repairs are charged to expense as incurred. Depreciation is provided by use of the straight-line method over the estimated useful lives of the assets. Leasehold improvements are amortized over the shorter of their useful life or the remaining life of the lease.


 Excess of Net Assets Acquired Over Cost

     The excess of net assets acquired over cost represents the unamortized excess of the fair market value of the net assets acquired determined at the date ADE Optical Systems, Inc. (''AOS'') was acquired over the purchase price of AOS, after reducing the basis in noncurrent assets acquired to zero. The original amount of the excess of net assets acquired over cost is being amortized using the straight-line method over five years.

 Concentrations

  Credit Risk

  Financial instruments which potentially expose the Company to concentration of credit risk include cash, cash equivalents and trade accounts receivable. A significant amount of the Company's cash and cash equivalents are held by four financial institutions. Accounts at each institution are insured by the Federal Deposit Insurance Corporation up to $100. Uninsured cash balances totaled approximately $2,859 and $8,117 at April 30, 1996 and 1997, respectively. The Company does not believe that such deposits are subject to any unusual credit risk associated with operating its business.

  The Company's customer base primarily consists of semiconductor wafer, semiconductor device and computer hard disk manufacturers. Accounts receivable from two customers accounted for approximately 42% and 36% of total accounts receivable at April 30, 1996 and 1997, respectively. The Company performs ongoing credit evaluations of customers' financial condition, although collateral is not required. In addition, the Company maintains reserves for potential credit losses and such losses, in aggregate, have not exceeded management expectations.


  Suppliers

  Certain of the components and subassemblies incorporated into the Company's systems are obtained from a single source or a limited group of suppliers. The Company seeks to reduce the impact from its dependence on those sole and limited source suppliers by considering alternate sources of supply, alternate designs for its products and by maintaining an adequate supply of the components and subassemblies. However, the loss of one or more of the sole or limited suppliers could cause a delay in manufacturing and a potential loss of sales, which could affect operating results adversely.


 Financial Instruments

  The carrying amount of the Company's financial instruments, which include cash, cash equivalents, accounts receivable, accounts payable, accrued expenses, and long-term debt, approximates their fair value at the balance sheet dates. It was not practicable to estimate the fair value of the Company's long-term investments as the stock of the related investees is not publicly traded.

                                ADE CORPORATION

                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)


 Stock-Based Compensation

  Stock-based compensation awards to employees under the Company's stock plans are accounted for using the intrinsic value method prescribed in Accounting Principles Board Opinion (''APB'') No.25, Accounting for Stock Issued to Employees and related interpretations. The Company has adopted the disclosure requirements of Statement of Financial Accounting Standards (''SFAS'') No. 123, ''Accounting for Stock-Based Compensation.''


 Earnings Per Share

  Earnings per share are determined by dividing net income by the weighted average number of common shares and common share equivalents outstanding during the year. Common share equivalents consist of common stock which may be issuable upon exercise of outstanding stock options and warrants using the treasury stock method. Common stock, warrants and options issued or granted at prices below the initial public offering price per share during the twelve-month period prior to the initial filing of the Company's registration statement on Form S-1 have been included in the calculation as if outstanding for all periods presented through July 31, 1995 using the treasury stock method and the initial public offering price of $14.00 per share.


 Use of Estimates

  The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingencies at April 30, 1996 and 1997, and the reported amounts of revenues and expenses during the three year period ended April 30, 1997. Actual results could differ from those estimates.


 New Accounting Pronouncements

  In February 1997, the Financial Accounting Standards Board (''FASB'') issued SFAS No. 128, ''Earnings Per Share.'' This statement establishes and simplifies standards for computing and presenting earnings per share. SFAS No. 128 will be effective beginning with the Company's quarter ended January 31, 1998 and requires the restatement of all previously reported earnings per share data that are presented. Early adoption of SFAS No. 128 is not permitted. SFAS No.

128 replaces primary and fully diluted earnings per share with basic and diluted earnings per share. Pro forma earnings per share under SFAS No. 128 would have been as follows:

                                                                  YEAR ENDED APRIL 30,
                                                                ------------------------
                                                                 1995    1996     1997
                                                                ------  -------  -------
     Pro forma basic net income per share.................      $ 0.48  $  1.04  $  1.55
     Pro forma diluted net income per share...............        0.47     0.98     1.48

     In June 1997, the FASB issued SFAS No. 130, ''Reporting Comprehensive Income.'' The statement establishes standards for the reporting and display of comprehensive income and its components. Comprehensive income is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. It includes all changes in equity during a period except those resulting from investments by owners and distributions to owners. This standard will require that an enterprise display an amount representing total comprehensive income for

                                ADE CORPORATION

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

the period. SFAS No. 130 will be effective for the Company's fiscal year ending April 30, 1998. Adoption of SFAS No. 130 is not expected to significantly impact the Company's financial position or results of operations.

     In June 1997, the FASB issued SFAS No. 131, ''Disclosures about Segments of an Enterprise and Related Information'' which supersedes SFAS No. 14. This statement changes the way that public business enterprises report segment information, including financial and descriptive information about their operating segments, in annual financial statements and would require that those enterprises report selected segment information in interim financial reports to stockholders. Operating segments are defined as revenue-producing components of the enterprise which are generally used internally for evaluating segment performance. SFAS No. 131 will be effective for the Company beginning with the Company's fiscal year ending April 30, 1998. Adoption of SFAS No. 131 will not impact the Company's financial position or results of operations.


3. ACQUISITION OF SUBSIDIARY; POOLING-OF-INTERESTS

     On February 28, 1997, pursuant to an Agreement and Plan of Merger (the ''DMS Agreement''), the Company, through its wholly-owned subsidiary ADE Technologies, Inc. (''ATI''), acquired Digital Measurement Systems, Inc. (''DMS''), a Massachusetts corporation, and a building which is integral to the operations of DMS and which was controlled by a significant stockholder of DMS. DMS designs, manufactures, markets and services magnetic measurement devices with current applications in the production of computer memory disks. Pursuant to the DMS Agreement, each outstanding share of DMS capital stock was converted into 759.73 shares of the Company's common stock. Immediately prior to the acquisition, there were 1,000 shares of DMS Class A common stock and 53 shares of DMS Class B common stock outstanding.

Pursuant to the terms of the DMS Agreement, the Company also issued 21,000 shares in connection with the acquisition of the building. In total, 821,000 shares of the Company's common stock were issued in this transaction. This transaction has been accounted for as a pooling-of-interests and, therefore, all prior period financial statements presented have been restated as if the acquisition took place at the beginning of such periods.

     DMS had a March 31 year end and, accordingly, the results of operations for DMS for the three years ended March 31, 1997 have been combined with the results of operations for the Company's three years ended April 30, 1997. Additionally, the financial position of DMS as of March 31, 1996 has been combined with the Company's financial position as of April 30, 1996. In order to conform DMS to the Company's fiscal year end, the financial position of DMS and the Company have been combined as of April 30, 1997. Accordingly, an adjustment has been made to retained earnings in fiscal 1997 to record the net income of DMS for the one month period ended April 30, 1997 totaling $108. Other results of operations for such one month period of DMS included revenues of $684 and operating costs and expenses of $527.

     There were no material transactions between the Company and DMS during any of the periods presented prior to the DMS Agreement. All material intercompany transactions and balances subsequent to the DMS Agreement have been eliminated. No material adjustments to net assets or the results of operations were necessary to conform the accounting practices of DMS to those of the Company.

                                ADE CORPORATION

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

     Separate results of operations for the periods prior to the acquisition of DMS by the Company were as follows:



                                        YEAR ENDED          NINE
                                                           MONTHS
                                          APRIL 30,         ENDED
                                     ------------------- JANUARY 31,
                                       1995     1996        1997
                                    -------  ----------  ------------
                                                         (UNAUDITED)
      Revenue:
         ADE Corporation.........  $45,070   $65,616      $64,749

         DMS, Inc................    1,082     1,723        4,317
                                   -------   --------     -------
         Combined................  $46,152   $67,339      $69,066
                                   =======   ========     =======
      Net income (loss):
         ADE Corporation.........  $ 3,107   $ 7,832      $ 8,448

         DMS, Inc................       24       (27)       1,036
                                   -------   --------     -------
         Combined................  $ 3,131   $ 7,805      $ 9,484
                                   =======   ========     =======

4. Investments

     The Company's investments of 50% or less owned companies over which the Company has the ability to exercise significant influence are accounted for using the equity method. Investments carried at equity consist of Japan ADE Ltd. ("JAL"), a Japanese corporation, and Microspec Technologies Ltd.
("Microspec"), an Israeli corporation.

     In July 1996, the Company acquired 1,410 shares of JAL for $1,300, which increased the Company's investment in JAL from 3% to 50%. JAL has been the exclusive distributor of ADE dimensional products in Japan since 1986. In connection with this investment, JAL and the Company also agreed to reduce the discount provided on sales to JAL. Sales to JAL which have not in turn been sold to unrelated third parties at April 30, 1997 have been eliminated, and the related profit on such sales is recorded as deferred income on sales to affiliate.

     In July 1996, the Company acquired a 25.1% interest in Microspec for $1,250. In connection with this investment, the Company also executed an exclusive five-year agreement to distribute Microspec products, subject to certain performance criteria. During fiscal year 1997, there were no material purchases from or sales to Microspec.

                                ADE CORPORATION

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

     The summarized unaudited financial information below for fiscal year 1997 represents an aggregation of the Company's nonsubsidiary affiliates:

                                       YEAR
                                       ENDED
                                     APRIL 30,
                                       1997
                                       ----
     Revenue.................         $26,933
     Gross profit............           9,820
     Net income..............             419

                                     APRIL 30,
                                       1997
                                       ----
     Current assets..........         $16,664
     Noncurrent assets.......           1,381
     Current liabilities.....          14,832
     Noncurrent liabilities..             418

     The Company's share of undistributed earnings of one affiliated company and the Company's share of the losses of the other affiliated company included in consolidated retained earnings was $507 and $136 at April 30, 1997, respectively. The Company has received no dividends from affiliated companies during fiscal year 1997. At April 30, 1997, the Company's investment exceeds the underlying net assets of affiliated companies by $1,476, which is being amortized by decreasing the equity in net earnings of affiliated companies using the straight-line method over five years. Related amortization expense of $273 was recorded in fiscal 1997.

     Pro forma revenue, net income and net income per share as though the investments in affiliated companies were made at the beginning of fiscal year 1996, including the effect of eliminating the profit on affiliated sales in beginning and ending inventory for the period, have not been included as they are not materially different from actual revenue, net income and net income per share for the two years ended April 30, 1997.

     The Company also has a less than 20% investment in a company in the amount of $500 that is accounted for using the cost method.

                                ADE CORPORATION

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS---(CONTINUED)

                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

5. INVENTORIES

  Inventories consist of the following:


                                              APRIL 30,
                                          -----------------
                                            1996     1997
                                          --------  -------
Raw materials and purchased parts.        $ 6,380   $ 9,867
Work-in-process...................          6,926    11,464
Finished goods....................            219       829
                                          -------  --------
                                          $13,525   $22,160
                                          =======  ========

6. FIXED ASSETS

    Fixed assets consist of the following:



                                                           APRIL 30,
                                        USEFUL LIFE     ----------------
                                         IN YEARS        1996     1997
                                         --------       ------   ------
Land..............................                     $ 1,288  $ 1,288
Building and improvements.........        15-25          3,475    8,967
Machinery and equipment...........         3-10          9,994    6,976
Office equipment..................         3-10          4,100    2,370
Leasehold improvements............            5            278    1,374

     Construction-in-progress...............               263      414
                                                       -------  -------
                                                        19,398   21,389
                                                        12,138    5,654
                                                       -------  -------
     Less--accumulated depreciation and
        amortization........................           $ 7,260  $15,735
                                                       =======  =======

     Depreciation expense for the years ended April 30, 1995, 1996 and 1997 was $1,570, $1,304 and $1,912, respectively. Fully depreciated assets with a historical cost of $8,396 were written off during fiscal 1997.


7. ACCRUED EXPENSES

     Accrued expenses consist of the following:

                                                  APRIL 30,
                                               -----------------
                                                1996       1997
                                               -------   -------
     Accrued commissions...............        $ 2,560   $ 1,852
     Accrued salaries, wages, vacation           2,489     2,972
       pay and bonuses.................
     Accrued warranty costs............          1,151     1,832
     Accrued loss on abandonment of
       facilities......................            911       671
     Other.............................          1,625     3,417
                                               -------   -------
                                               $ 8,736   $10,744
                                               =======   =======

     The Company purchased a building in February 1996 in which it relocated its headquarters and one of its manufacturing facilities. Upon the purchase of the building, the Company recorded a charge of $911 for the estimated future costs of the abandoned facility for the period subsequent to the relocation.


                                ADE CORPORATION

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

8. BORROWINGS

 Note Payable to Related Party

     At April 30, 1996, the Company had a $577 note payable due to a company affiliated with a principal stockholder of DMS, which bore interest at an annual rate of 15%. Interest expense for the years ended April 30, 1995, 1996 and 1997 totaled $48, $88 and $87, respectively. During the year ended April 30, 1997, DMS repaid the entire principal on the note.

 Long-term Debt

     In June 1994, the Company entered into an agreement with a former executive to purchase 34,430 shares of the Company's common stock by paying cash of $38 and issuing a promissory note payable for $114. The note bears interest at the prime rate (8.5% at April 30, 1997) and the remaining principal balance of $38 at April 30, 1997 is payable on August 1, 1997.

     Under the terms of the DMS Agreement, the Company assumed a mortgage loan which was secured by the acquired building. The principal balance outstanding totaled $645 and $639 at April 30, 1996 and 1997, respectively. The Company paid the remaining principal balance in full in June 1997; accordingly, the balance has been included in the current portion of long-term debt at April 30, 1997.

     In June 1996, the Company issued a $5.5 million tax exempt Industrial Development Bond through the Massachusetts Industrial Finance Agency. The bond carries a 5.74% interest rate for 10 years with amortization of 50% of the principal and with the remaining 50% due in June 2006. Monthly payments consisting of principal and interest total $43. The proceeds of the bond were used to fund the acquisition and renovation of the manufacturing facility in the Company's new headquarters site. The Company secured the issuance of the bond with a standby letter of credit from a financial institution. The standby letter of credit, bearing a fee of 1.25% of the outstanding bond balance, is secured by a mortgage on the building and land. Under the terms of the letter of credit, the Company is required to comply with certain financial covenants. Future maturities of this bond are as follows:


                       Year ending April 30,
                          1998........    $  222
                          1999........       235
                          2000........       249
                          2001........       264
                          2002........       279
                          Thereafter..     4,064
                                          ------
                                          $5,313
                                          ======

     In December 1992, the Company entered into a $1,250 unsecured, Subordinated Note and Warrant Purchase Agreement (the ''Agreement'') with a financial institution. The subordinated note bore interest at 10% and was scheduled to mature in November 1999. As part of the Agreement, the Company issued a warrant for 325,000 shares of the Company's common stock at an exercise price of $3.25 per share. Upon the closing of the Company's initial public offering, the financial institution exercised the warrant through the cancellation of $1,056 of related debt. The remaining outstanding principal of the note totaling $131 was paid by the Company during fiscal 1996.

                                ADE CORPORATION

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)



9. EMPLOYEE COMPENSATION PLANS

     In 1982, the Company adopted the 1982 Stock Option Plan (the "1982 Plan") which provided for the granting of incentive stock options and non-qualified stock options through 1992 and was administered by a committee of the Board of Directors (the "Compensation Committee"). The Company had reserved 900,000 shares of common stock for grant to employees under the 1982 Plan. In April 1992, the Company adopted the 1992 Stock Option Plan (the "1992 Plan"). The
1992 Plan provides for the issuance to employees of options to purchase 479,000 shares of common stock plus any expired or canceled options granted pursuant to the 1982 Plan. In August 1995, the Company adopted the 1995 Stock Option Plan (the "1995 Plan"). The 1995 Plan provides for the issuance to employees of stock options or stock awards to purchase 400,000 shares of common stock. At April 30, 1997, 27,290 shares and 80,000 shares were available for future grants under the 1992 Plan and the 1995 Plan, respectively. Options are granted under the 1992 and 1995 Plan as either incentive stock options or non-qualified stock options and at exercise prices not less than the fair value of the stock on the date of grant or less than 110% of the fair value in the case of optionees holding more than 10% of the total combined voting power of all classes of stock of the Company. The terms of the options generally may not exceed ten years or five years in the case of optionees holding more than 10% of the total combined voting power of all classes of stock of the Company. The options are exercisable over periods determined by the Compensation Committee, generally at the rate of 20% per year, on a cumulative basis, beginning with the first anniversary of the date of grant.

     In October 1992, the Company granted non-qualified, fully vested stock options to purchase 30,000 shares of the Company's common stock at an exercise price of $4.15 per share. These options were not granted pursuant to either the 1992 Plan or the 1982 Plan. These options are exercisable from the date of grant through October 2002.

     In October 1996, the Board of Directors adopted the Employee Stock Purchase Plan (the ''Purchase Plan'') effective as of October 1, 1996. The Purchase Plan provides its full-time employees, nearly all of whom are eligible to participate, the opportunity to purchase common shares, on a quarterly basis, at 85% of the fair market value of the shares on either the first or last day of the applicable quarter, whichever is lower. The term of the Purchase Plan is for five years, and the Company has authorized 1,000,000 shares of the Company's common stock for issuance under the Purchase Plan. Under the Purchase Plan, the Company sold 10,044 shares to employees in fiscal year 1997.

                                ADE CORPORATION

                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

     The Company applies APB No. 25 and related interpretations in accounting for stock-based compensation. During fiscal years 1995 and 1996, the Company recorded deferred compensation of $251 and $58, respectively, which is equivalent to the difference between the fair market value of the underlying securities and the exercise price of the related options granted. Such compensation is being amortized over the vesting periods of the related options. The Company has recognized no compensation expense in fiscal year 1995 and has recognized $50 and $55 in fiscal years 1996 and 1997, respectively, for all of its stock-based compensation. Had compensation cost for the stock-based compensation been determined based on the fair value at the grant dates of awards consistent with the provisions of SFAS No. 123, the Company's net income and earnings per share would have been reduced to the pro forma amounts as follows:

                                  YEAR ENDED
                               ----------------
                                  APRIL 30,
                               ----------------
                                1996     1997
                               -------  -------
  Net income
      As reported..........    $ 7,805    $13,165
      Pro forma............      7,768     12,840
  Net income per share
      As reported..........    $  0.98    $  1.48
      Pro forma............       0.98       1.46

     The fair value of each option and purchase right grant was estimated on the grant date using the Black-Scholes option-pricing model with the following weighted average assumptions for fiscal years 1996 and 1997: no dividend yield; risk free interest rate of 5.7% and 6.4% in fiscal 1996 and 1997, respectively; expected option term of 6 years and expected purchase right term of three months; no volatility for options granted prior to the initial filing of the Company's registration statement on Form S-1 in August 1995 and 50% for options and purchase rights granted subsequent to August 1995. The weighted average fair value per option for options granted with option exercise prices equal to the fair value of the underlying common stock in fiscal years 1996 and 1997 was $8.09 and $7.25, respectively. The weighted average fair value per option for options granted with exercise prices below the fair value of the underlying common stock in fiscal year 1996 was $9.08. The weighted average fair value per purchase right for purchase rights granted in fiscal year 1997 was $2.82.

     Because options vest over several years and additional option and purchase right grants are expected to be made in subsequent years, the pro forma impact on fiscal years 1996 and 1997 is not necessarily representative of the pro forma effects of reported net income and earnings per share for future years.

                                ADE CORPORATION

                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

  Stock option activity is summarized as follows:

                                                                WEIGHTED
                                                                --------
                                                   NUMBER       AVERAGE
                                                   ------       -------
                                                OF SHARES     EXERCISE PRICE
                                                ----------    --------------
 Options outstanding at April 30, 1994              669,400       $ 3.99

    Granted.................................        226,000         4.43
    Exercised...............................         (7,010)        2.00
    Canceled................................        (91,390)        3.63
                                                    --------
Options outstanding at April 30, 1995                797,000        4.17

    Granted.................................         137,500       14.23
    Exercised...............................        (163,984)       4.04
    Canceled................................          (8,000)       3.25
                                                    --------
Options outstanding at April 30, 1996                762,516        6.02

    Granted.................................         211,500       12.94
    Exercised...............................        (154,400)       4.24
    Canceled................................         (45,400)       8.21
                                                    --------
Options outstanding at April 30, 1997                774,216      $ 8.14
                                                    ========

     The number and weighted average exercise price of options exercisable at April 30, 1995, 1996 and 1997 is 206,800 and $3.93; 190,916 and $4.11; and
199,316 and $5.40, respectively.

     The following table summarizes information about stock options outstanding at April 30, 1997:

                                         OPTIONS OUTSTANDING               OPTIONS EXERCISABLE
----------------------                -----------------------           ------------------------
                                            WEIGHTED
                                            --------
                                            AVERAGE
                                            -------
                                           REMAINING                 WEIGHTED                             WEIGHTED
                                           ---------                 --------                             --------
         RANGE OF           NUMBER        CONTRACTUAL                AVERAGE            NUMBER            AVERAGE
         --------           ------        -----------                -------            ------            -------
     EXERCISE PRICES      OUTSTANDING     LIFE (YEARS)            EXERCISE PRICE      EXERCISABLE    EXERCISE PRICE
  --------------------    ------------    ------------            --------------      -----------      --------------
    $ 3.25- 3.88           22,000             3.87                   $ 3.73              22,000           $ 3.73
      4.13- 5.88          433,216             6.94                     4.27              153,816            4.21
      9.38-11.25          129,000             9.49                    10.51                   --              --
     14.75-17.63          190,000             9.27                    15.85               23,500           14.75
                          -------                                    ------              -------          ------
                          774,216                                    $ 8.14              199,316          $ 5.40
                          =======                                    ======              =======          ======

10. STOCKHOLDERS' EQUITY

 Common Stock

  On August 17, 1995, the stockholders of the Company increased the number of authorized shares of common stock from 6,000,000 to 25,000,000 shares. On the same date, the Board of Directors approved a 2-for-1 split of the common shares to be effected in the form of a stock dividend on all issued stock which was distributed on October 2, 1995. Accordingly, all share and per share data have been restated for all periods presented to reflect the increase in the authorized shares and the split. The par value of the additional shares of common stock issued in connection with the stock split was credited to common stock and a like amount was charged to capital in excess of par value.

                                ADE CORPORATION

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)


  In October 1995, the Company completed an initial public offering of 1,617,600 shares of its common stock. The net proceeds to the Company were $20,331.

 Reserved Shares

  At April 30, 1997, the Company has reserved 1,871,462 shares of common stock for issuance upon the exercise of outstanding and available common stock options and for issuance to employees under the Purchase Plan.


 Preferred Stock

  The Company has 1,000,000 shares of $1.00 par value preferred stock authorized. Shares of preferred stock may be issued at the discretion of the Board of Directors of the Company with such designation, rights and preferences as the Board may determine from time to time. The preferred stock may have voting rights, preferences as to dividends and liquidation, conversion and redemption rights and sinking fund provisions which are more expansive than those of the holders of the common stock.


11. EXPORT SALES AND MAJOR CUSTOMERS

    Revenue by geographic area is summarized as follows:

                           YEAR ENDED APRIL 30,
                       ----------------------------
                         1995     1996       1997
                       --------  --------  --------
      United States..   $21,771   $27,635  $ 40,600
      Far East.......     9,891    21,582    27,098
      Japan..........     7,653    11,404    24,199
      Europe.........     6,837     6,718     9,506
                        -------   -------  --------
                        $46,152   $67,339  $101,403
                        =======   =======  ========

  Revenue from JAL in fiscal years 1995, 1996 and 1997 totaled $7,519 (17%), $8,380 (13%) and $12,185 (12%), respectively. Revenue from another foreign distributor in fiscal year 1997 totaled $9,823 (10%). Revenue from this distributor in fiscal years 1995 and 1996 was less than 10%. In fiscal 1995, revenue approximating $5,816 (13%) and $5,032 (11%) was attributable to two separate customers. In fiscal year 1996, revenue approximating $7,703 (12%) and $6,759 (10%) was attributable to two separate customers. In fiscal 1997, revenue approximating $16,269 (16%) was attributable to one customer.


                                ADE CORPORATION

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

12. INCOME TAXES

  The provision for income taxes consists of:


                                                 YEAR ENDED APRIL 30,
                                          --------------------------------------
                                             1995         1996          1997
                                          ---------     --------      ----------
      Current tax expense:                  $ 2,069     $ 4,540        $ 7,037
         Federal........................        383         739            967
         State..........................    --------    --------       --------
                                              2,452       5,279          8,004
                                            --------    --------       --------

      Deferred tax benefit:
         Federal........................       (667)     (1,131)        (2,046)
         State..........................        (76)       (144)          (253)
                                           --------    --------       --------
                                               (743)     (1,275)        (2,299)
                                           --------    --------       --------
                                            $ 1,709     $ 4,004        $ 5,705
                                           ========    ========       ========

  Deferred tax assets consist of the
   following:

                                                                                            APRIL 30,
                                                                                     -------------------------
                                                                                       1996             1997
                                                                                     --------         --------
   Deferred tax assets:
        Inventories, due to reserves and additional costs inventoried
         for tax purposes............................................                $1,353           $2,332

        Accrued expenses.............................................                 1,263            1,625
        Deferred profit on sales to affiliates.......................                   --             1,038
        ATI net operating loss carryforwards.........................                   421              409
        Depreciation.................................................                   223              140
        Bad debt reserve.............................................                   187              225
        Other........................................................                   182              159
                                                                                    --------         --------
        Gross deferred tax assets....................................                 3,629            5,928
        Deferred tax valuation allowance.............................                  (346)            (346)
                                                                                    --------         --------
                                                                                    $ 3,283          $ 5,582
                                                                                    ========         ========

  ATI net operating loss carryforwards remaining at April 30, 1996 and 1997, not limited in their use due to ownership changes, totaled $195 and $164, respectively. These carryforwards expire in years 2000 through 2007. A valuation allowance of $346, equal to the ATI net operating carryforwards which will expire before they can be used due to ownership change limitations, was recorded at April 30, 1996 and 1997. There have been no changes in the valuation allowance during fiscal 1995, 1996 and 1997.

  The Company does not provide for taxes which would be payable if undistributed earnings of its foreign affiliates were remitted because the Company either considers these earnings to be invested for an indefinite period or anticipates that if such earnings were distributed, the U.S. income taxes payable would be substantially offset by foreign tax credits.

                                ADE CORPORATION

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONCLUDED)

                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

  The following is a reconciliation between the amount of reported income tax expense and the amount computed using the U.S. Federal Statutory rate of 34% for 1995 and 35% for 1996 and 1997:


                                               YEAR ENDED APRIL 30,
                                          -------------------------------
                                            1995       1996       1997
                                          ---------  ---------  ---------
      Statutory federal rate............  $ 1,637     $ 4,133    $ 6,570
      State taxes, net of federal
       benefit..........................      202         449        415
      Foreign sales corporation benefit.     (264)       (601)    (1,117)
      Research and development credits..      --          --        (389)
      Other.............................      134          23        226
                                          --------   --------   --------
                                          $ 1,709     $ 4,004    $ 5,705
                                          ========   ========   ========

  The income tax benefits related to the exercise and certain disqualifying dispositions of stock options reduces taxes currently payable and is credited to additional paid-in capital. Such amount approximated $393 and $794 for the years ended April 30, 1996 and 1997, respectively. No such tax benefits were realized in the year ended April 30, 1995.

13. INCENTIVE SAVINGS AND PROFIT SHARING PLAN

  The Company has an incentive savings and profit sharing plan covering substantially all employees who wish to participate and meet minimum age and service requirements. Annual Company contributions are determined by the Board of Directors and are limited to the maximum amount deductible under the Internal Revenue Code. Company contributions for fiscal 1995, 1996 and 1997 were approximately $125, $196 and $325, respectively.


14. COMMITMENTS

 Operating Leases

  The Company leases land and certain buildings, machinery and equipment under operating leases which expire through 2004. Under the terms of the leases, the Company is responsible for normal maintenance and utility expenses and taxes and pays a monthly property management fee on certain leases.

  Future minimum lease payments under operating leases, including management fees, are as follows:

   Year ending April 30,
                   1998.................  $1,276
                   1999.................   1,147
                   2000.................     723
                   2001.................     642
                   2002.................     522
                   Thereafter...........     809
                                          ------
                   Total minimum lease    $5,119
                    payments............  ======

  Total rent expense under noncancelable operating leases was approximately $1,188, $1,150, and $1,266 for the years ended April 30, 1995, 1996 and 1997, respectively.

                                ADE CORPORATION

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

15. SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

                                       YEAR ENDED APRIL 30,
                                    --------------------------
                                     1995      1996      1997
                                    ------    ------    ------
    Cash paid during the year
      Interest.....................  $  429  $  221    $  423
      Income taxes, net of refunds
       received....................   1,484   6,164     5,584

  Non-Cash Investing and Financing Activities

  During fiscal 1996, $1,056 of long-term debt was canceled as consideration for the exercise of a warrant to purchase 325,000 shares of the Company's common stock (Note 8).

  During fiscal 1995, the Company repurchased 34,430 shares of the Company's common stock by paying cash of $38 and issuing a promissory note payable for approximately $114 (Note 8). In addition, 2,856 shares of treasury stock with a cost of $11 were issued in lieu of $12 of board of directors fees included in accrued expenses.

                         FINANCIAL STATEMENT SCHEDULE

                                (IN THOUSANDS)

SCHEDULE II--VALUATION AND QUALIFYING ACCOUNTS AND RESERVES


                                                       CHARGED TO                               BALANCE AT
                                                       ----------                               ----------
                                          BALANCE AT   COSTS AND     CHARGED TO    DEDUCTIONS/   APRIL 30,
                                          ----------   ---------     ----------    -----------   ---------
                                          MAY 1, 1994   EXPENSES   OTHER ACCOUNTS  WRITE-OFFS      1995
                                          -----------   --------   --------------  ----------      ----
      DESCRIPTION
--------------------------
Allowance for doubtful accounts.........         $ 57      $  125              --         $ 44      $  138
Inventory obsolescence..................          259         413              --           --         672
Deferred tax asset valuation
allowance...............................          346          --              --           --         346

                                                       CHARGED TO                               BALANCE AT
                                                       ----------                               ----------
                                          BALANCE AT   COSTS AND     CHARGED TO    DEDUCTIONS/  APRIL 30,
                                          -----------  ---------     ----------    -----------  ---------
                                          MAY 1, 1995   EXPENSES   OTHER ACCOUNTS  WRITE-OFFS      1996
                                          -----------  ----------  --------------  -----------     ----
       DESCRIPTION
--------------------------
Allowance for doubtful accounts.........         $138      $  338              --           --      $  476
Inventory obsolescence..................          672         295              --           --         967
Deferred tax asset valuation
allowance...............................          346          --              --           --         346

                                                       CHARGED TO                               BALANCE AT
                                                       ----------                               ----------
                                          BALANCE AT   COSTS AND     CHARGED TO    DEDUCTIONS/  APRIL 30,
                                          ----------   ---------     ----------    -----------  ----------
                                          MAY 1, 1996   EXPENSES   OTHER ACCOUNTS  WRITE-OFFS     1997
                                          -----------  ----------  --------------  -----------    ----
        DESCRIPTION
------------------------
Allowance for doubtful accounts.........         $476      $  112              --         $ 11      $  577
Inventory obsolescence..................          967       1,034              --          370       1,631
Deferred tax asset valuation
allowance...............................          346          --              --           --         346