Form 10-Q
period 1997-07-31
ADE CORP
filed 1997-09-15
CIK 884498

================================================================================

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                           _________________________

                                   Form 10-Q

               QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended:  July 31, 1997            Commission File Number 0-26714
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

     YES    X     NO
          -----      -----

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock, par value $.01 per share                11,080,335 shares
--------------------------------------       --------------------------------
               Class                          Outstanding at August 29, 1997

                              Page 1 of 14 pages
                           Exhibit Index on page 13

                                ADE CORPORATION
                                     INDEX


                                                                            Page
                                                                            ----
Part I. -  Financial Information

   Item 1.  Condensed Consolidated Financial Statements (unaudited)-

             Condensed Consolidated Balance Sheet
                July 31, 1997 and April 30, 1997                              3

             Condensed Consolidated Statement of Income-
                Three Months Ended July 31, 1997 and 1996                     4

             Condensed Consolidated Statement of Cash Flows -
                Three Months Ended July 31, 1997 and 1996                     5

             Notes to Unaudited Condensed Consolidated Financial Statements   6

   Item 2.  Management's Discussion and Analysis of Financial Condition
             and Results of Operations                                        8

Part II. - Other Information                                                 11

Signatures                                                                   12

Exhibit Index                                                                13

                                ADE CORPORATION
                     CONDENSED CONSOLIDATED BALANCE SHEET
                                (In thousands)



                                                                July 31,  April 30,
                                                                -------   --------
                                                                  1997      1997
                                                               (Unaudited)
Assets
Current assets:
  Cash and cash equivalents                                       $17,289   $19,374
  Accounts receivable, net                                         22,401    20,331
  Inventories                                                      25,558    22,160
  Prepaid expenses and other current assets                           582       310
  Deferred income taxes                                             5,348     5,348
                                                                 --------  --------
     Total current assets                                          71,178    67,523

Fixed assets, net                                                  16,377    15,735
Deferred income taxes                                                 234       234
Investments                                                         3,196     3,162
Other assets                                                        1,777     1,763
                                                                 --------  --------
                                                                  $92,762   $88,417
                                                                 ========  ========
Liabilities and Stockholders' Equity
Current liabilities:
  Current portion of long-term debt                               $   266   $   899
  Accounts payable                                                  7,053     5,535
  Accrued expenses                                                 11,307    10,744
  Deferred income on sale to affiliate                              2,030     2,661
  Income taxes payable                                              1,397     1,915
                                                                 --------  --------
     Total current liabilities                                     22,053    21,754
                                                                 --------  --------
Long-term debt                                                      5,032     5,091
                                                                 --------  --------
Excess of net assets acquired over cost                               121       184
                                                                 --------  --------
Stockholders' equity:
  Common stock                                                         86        86
  Capital in excess of par value                                   28,929    28,660
  Retained earnings                                                36,729    32,846
                                                                 --------  --------
                                                                   65,744    61,592

  Deferred compensation                                              (188)     (204)
                                                                 --------  --------
                                                                   65,556    61,388
                                                                 --------  --------
                                                                  $92,762   $88,417
                                                                 ========   =======

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

                                ADE CORPORATION
                  CONDENSED CONSOLIDATED STATEMENT OF INCOME
               (In thousands, except per share data, unaudited)


                                                         Three months ended
                                                             July 31,
                                                        --------------------
                                                          1997         1996
                                                          ----         ----
Revenue                                                  $31,446      $19,991
Cost of revenue                                           14,151        8,685
                                                         -------      -------
     Gross profit                                         17,295       11,306

Operating expenses:
     Research and development                              5,252        3,221
     Marketing and sales                                   3,669        2,977
     General and administrative                            2,672        1,484
     Amortization of excess of net assets
     acquired over cost                                      (63)         (63)
                                                         -------      -------
     Total operating expenses                             11,530        7,619
                                                         -------      -------
Income from operations                                     5,765        3,687

Interest income, net                                         156          151
                                                         -------      -------
Income before provision for income taxes and equity in
 net earnings of affiliated companies                      5,921        3,838

Provision for income taxes                                 2,072        1,290
                                                         -------      -------
Income before equity in net earnings of
 affiliated companies                                      3,849        2,548
                                                         -------      -------
Equity in net earnings of affiliated companies                34           --

     Net income                                          $ 3,883      $ 2,548
                                                         =======      =======
Net income per share                                       $0.43        $0.29
                                                         =======      =======
Weighted average common and common
 equivalent shares outstanding                             9,124        8,864
                                                         =======      =======

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

                                ADE CORPORATION
                CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                           (In thousands, unaudited)

                                                              Three months ended
                                                                   July 31,
                                                              ------------------
                                                                 1997      1996
                                                                 ----      ----
Cash flows provided by (used in) operating activities:
     Net income                                                 $ 3,883   $  2,548
     Adjustments to reconcile net income to
       net cash provided by (used in) operating
       activities:
        Depreciation and amortization                               554        404
        Equity in net earnings of affiliated companies              (34)        --
        Change in assets and liabilities:
        Accounts receivable                                      (2,070)     1,707
        Inventories                                              (3,398)    (3,457)
        Prepaid expenses and other current assets                  (272)       (75)
        Accounts payable                                          1,518       (586)
        Accrued expenses                                            563       (468)
        Deferred income on sales to affiliate                      (631)       407
        Income taxes payable                                       (518)       752
                                                                 ------     ------
           Net cash provided by (used in) operating activities     (405)     1,232

Cash flows provided by (used in) investing activities:
     Purchases of fixed assets                                   (1,243)    (1,423)
     Change in restricted cash                                       --     (7,120)
     Equity investments                                              --     (2,563)
     Change in other assets                                         (14)       (50)
                                                                 ------     ------
          Net cash used in investing activities                  (1,257)   (11,156)
                                                                 ------     ------
Cash flows provided by (used in) financing activities:
     Repayment of long-term debt                                   (692)        --
     Proceeds from long-term debt                                    --      5,520
     Proceeds from common stock issuance                            195         23
     Tax benefit related to the exercise of common stock options     74         --
                                                                 ------     ------
           Net cash provided by (used in) financing activities     (423)     5,543
                                                                 ------     ------
Net decrease in cash and cash equivalents                        (2,085)    (4,381)

Cash and cash equivalents, beginning of period                   19,374     21,513
                                                                 ------     ------
Cash and cash equivalents, end of period                        $17,289   $ 17,132
                                                                 ======     ======

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

                                ADE CORPORATION
                  NOTES TO UNAUDITED CONDENSED CONSOLIDATED
                             FINANCIAL STATEMENTS

                       (In thousands, except share data)

1. Basis of Preparation

The accompanying unaudited condensed consolidated financial statements of ADE Corporation (the "Company") include, in the opinion of management, all adjustments (consisting only of normal and recurring adjustments) necessary for a fair statement of the Company's financial position as of July 31, 1997 and the results of operations for the three month periods ended July 31, 1997 and 1996. Results of operations for interim periods are not necessarily indicative of those to be achieved for full fiscal years.


Pursuant to accounting requirements of the Securities and Exchange Commission (the "SEC") applicable to quarterly reports on Form 10-Q, the accompanying unaudited condensed consolidated financial statements and these notes do not include all disclosures required by generally accepted accounting principles for complete financial statements. Accordingly, these statements should be read in conjunction with the financial statements included in the Company's Annual Report on Form 10-K for the fiscal year ended April 30, 1997.

2. Inventories

Inventories consist of the following:

                                               July 31,  April 30,
                                                 1997      1997
                                                 ----      ----
                                             (unaudited)

          Raw materials and purchased parts     $12,657    $ 9,867
          Work-in-process                        12,059     11,464
          Finished goods                            842        829
                                                -------    -------
                                                $25,558    $22,160
                                                =======    =======


3. Earnings Per Share

Earnings per share are determined by dividing net income by the weighted average number of common shares and common share equivalents outstanding during the period. Common share equivalents consist of common stock which may be issuable upon exercise of outstanding stock options using the treasury stock method.

                                ADE CORPORATION
                  NOTES TO UNAUDITED CONDENSED CONSOLIDATED
                             FINANCIAL STATEMENTS

                     (In thousands, except per share data)



In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share". This statement establishes and simplifies standards for computing and presenting earnings per share. SFAS No. 128 will be effective beginning with the Company's quarter ended January 31, 1998 and requires the restatement of all previously reported earnings per share data that are presented. Early adoption of SFAS No. 128 is not permitted. SFAS 128 replaces primary and fully diluted earnings per share with basic and diluted earnings per share. Pro forma earnings per share under SFAS No. 128 would have been as follows:



                                              Three months ended
                                                   July 31,
                                            ----------------------
                                               1997         1996
                                               ----         ----
     Pro forma basic net income per share      $ 0.45      $ 0.30
     Pro forma diluted net income per share    $ 0.43      $ 0.29

4. Subsequent Events

Public Offering of Common Stock
In August 1997, the Company completed a public offering of 2,300,000 shares of its common stock. The net proceeds to the Company were approximately $67.8 million.

                                ADE CORPORATION
       MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                             RESULTS OF OPERATIONS


Introduction

ADE Corporation (the "Company") designs, manufactures, markets and services highly precise, automated measurement, defect detection and handling equipment with current applications in the production of semiconductor wafers, semiconductor devices and computer hard disks.

The following information should be read in conjunction with the unaudited condensed consolidated financial statements and notes thereto included in this Quarterly Report and the audited consolidated financial statements and Management's Discussion and Analysis of Financial Condition and Results of Operations contained in the Company's Annual Report on Form 10-K for the fiscal year ended April 30, 1997.

Results of Operations

Three Months Ended July 31, 1997 compared to Three Months Ended July 31, 1996

Revenues increased 57.3% to $31.4 million in the first quarter of fiscal 1998 from $20.0 million in the first quarter of 1997. The increase was due to increased unit sales of the Company's products. The increase in unit sales resulted primarily from stronger demand for capital equipment in the semiconductor wafer manufacturing industry and the introduction of integrated measurement systems for the computer hard disk industry. These integrated systems are priced significantly higher than the gaging equipment that previously has comprised the bulk of the Company's revenue from the computer hard disk industry.

Gross margin decreased to 55.0% in the first quarter of fiscal 1998 from 56.6% in the first quarter of 1997. The decrease resulted from increased overhead costs associated with the opening of the new manufacturing facility in Westwood, Massachusetts and changes in product and distribution channel mix, which affect gross margins.

Research and development expense increased 63.1% to $5.3 million in the first quarter of fiscal 1998 from $3.2 million in the first quarter of 1997 and increased as a percentage of revenue to 16.7% from 16.1%. New product development and product improvements have led to higher research and development expenses. The Company is committed to increasing its investment in research and development to continue its position as a technological leader in the rapidly changing semiconductor and computer hard disk industries.

Marketing and sales expense increased 23.2% to $3.7 million in the first quarter of fiscal 1998 from $3.0 million in the first quarter of 1997, but decreased as a percentage of revenue to 11.7% in the first quarter of fiscal 1998 from 14.9% in 1997. The decrease as a percentage of revenue is a result of marketing and sales expense growing at a lower rate than revenue.

General and administrative expenses increased to $2.7 million in the first quarter of fiscal 1998 from $1.5 million in the first quarter of fiscal 1998. This increase resulted from the need for additional personnel to support increased revenue and the acquisition of Digital Measurement Systems, Inc.

Net interest income was $156,000 in the first quarter of fiscal 1998 compared to $151,000 in the first quarter of 1997.

Net income from equity in affiliates was $34,000 in first quarter of fiscal
1998.

The tax rate used during the first quarter of fiscal 1998 for the provision for income taxes was 35% versus 33.6% during the first quarter of fiscal 1997. The Company does not expect to receive as much investment tax credit or research and development credits during fisca1 1998 as it did during 1997.

Liquidity and Capital Resources

At July 31, 1997, the Company had $17.3 million in cash and cash equivalents and $49.1 million in working capital.

In August, 1997, the Company completed a public offering of 2,300,000 shares of its common stock, with net proceeds to the Company of approximately $67.8 million.

Net cash used in operating activities for the three months ended July 31, 1997 was $0.4 million. Cash generated from operations totaled $4.4 million prior to investments in working capital of $4.8 million, which consisted primarily of increased accounts receivable and inventory of $2.1 million and $3.4 million respectively, offset in part by an increase in current liabilities of $0.9 million.

Cash used in investing activities consisted of $1.3 million to purchase fixed assets, consisting primarily of computers, machinery and equipment used in operations.

Cash used in financing activities was $0.4 million of which $0.6 million was associated with the repayment of a mortgage on property purchased as part of the acquisition of Digital Measurement Systems, Inc. offset by $0.2 million provided by issuance of common stock associated with employee stock option and stock purchase plans.

The Company expects to meet its near-term working capital and fixed assets needs primarily with existing cash and cash equivalents and future cash generated from operations.

The Company's business depends in large part upon the capital expenditures of semiconductor wafer and device manufacturers. While the Company has experienced a minor reduction in its backlog during the three months ended July 31, 1997, the Company believes that this reduction was primarily due to customer order patterns rather than any fundamental changes in the industry. However, there can be no assurance that the Company's sales will not be affected adversely in the future if there are slowdowns in the semiconductor industry.

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

ADE CORPORATION



Date: September 11, 1997              /s/ Mark D. Shooman
                                      ------------------------------------------
                                      Mark D. Shooman
                                      Vice President and Chief Financial Officer

Date: September 11, 1997              /s/ Robert C. Abbe
                                      ------------------------------------------
                                      Robert C. Abbe
                                      President and Chief Executive Officer

                                ADE CORPORATION
                                 EXHIBIT INDEX


Exhibit                                                                 Page
-------                                                                 ----

   4        Employee Stock Purchase Plan /1/

  11        Statement Regarding Computation of Net Income per Share       14
            (Filed herewith)

------------------------
1. Filed as an exhibit to the Registration Statement on Form S-8 (Registration Number 333-4652) and incorporated by reference herein.