Form 10-Q
period 1997-10-31
ADE CORP
filed 1997-12-15
CIK 884498

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            -------------------------

                                    Form 10-Q

                QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

 For Quarter Ended: October 31, 1997              Commission File Number 0-26714
                    ----------------                                     -------

                                 ADE CORPORATION
             (Exact name of registrant as specified in its charter)


           Massachusetts                                      04-2441829
           -------------                                      ----------
  (State or other jurisdiction of                          (I.R.S. Employer
  incorporation or organization)                        Identification Number)

                 80 Wilson Way, Westwood, Massachusetts 02090
                 --------------------------------------------
         (Address of principal executive offices, including area code)


                                 (781) 467-3500
                                 --------------
              (Registrant's telephone number, including area code)


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

    Common Stock, par value $.01 per share          11,092,324 shares
  ------------------------------------------ -------------------------------
                    Class                    Outstanding at December 8, 1997

                               Page 1 of 17 pages
                            Exhibit Index on page 16

                                ADE CORPORATION
                                     INDEX


                                                                                                                   Page
                                                                                                                   ----
Part I.  -  Financial Information

     Item 1.    Condensed Consolidated Financial Statements (unaudited)-

                  Condensed Consolidated Balance Sheet
                      October 31, 1997 and April 30, 1997                                                           3

                  Condensed Consolidated Statement of Income-
                      Three and Six Months Ended October 31, 1997 and 1996                                          4

                  Condensed Consolidated Statement of Cash Flows -
                      Six Months Ended October 31, 1997 and 1996                                                    5

                  Notes to Unaudited Condensed Consolidated Financial Statements                                    6

     Item 2.    Management's Discussion and Analysis of Financial Condition
                 and Results of Operations                                                                          9

Part II.  -  Other Information                                                                                     13

Signatures                                                                                                         15

Exhibit Index                                                                                                      16


                                 ADE CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEET
                                 (in thousands)


                                                                                     October 31,       April 30,
                                                                                    -------------     -----------
                                                                                        1997              1997
                                                                                       ------            ------
                                                                                      (unaudited)
Assets
Current assets:
  Cash and cash equivalents                                                          $ 70,968           $19,374
  Accounts receivable, net                                                             21,058            20,331
  Inventories                                                                          29,015            22,160
  Prepaid expenses and other current assets                                             1,455               310
  Deferred income taxes                                                                 6,584             5,348
                                                                                     --------           -------
        Total current assets                                                          129,080            67,523

Fixed assets, net                                                                      20,693            15,735
Deferred income taxes                                                                   2,423               234
Investments                                                                             3,348             3,162
Intangible assets, net                                                                  5,347             1,500
Other assets                                                                              296               263
                                                                                       ------            ------

                                                                                     $161,187           $88,417
                                                                                     ========           =======

Liabilities and Stockholders' equity
Current liabilities:
  Current portion of long-term debt                                                  $    228           $   899
  Accounts payable                                                                      5,657             5,535
  Accrued expenses                                                                     12,729            10,744
  Deferred income on sales to affiliate                                                 1,419             2,661
  Income taxes payable                                                                     --             1,915
                                                                                     --------           -------
        Total current liabilities                                                      20,033            21,754
                                                                                     --------           -------

Long-term debt                                                                          4,982             5,091
                                                                                     --------           -------

Excess of net assets acquired over cost                                                    58               184
                                                                                     --------           -------

Stockholders' equity:
  Common stock                                                                            111                86
  Capital in excess of par value                                                       98,817            28,660
  Retained earnings                                                                    37,359            32,846
                                                                                     --------           -------

                                                                                      136,287            61,592

  Deferred compensation                                                                  (173)             (204)
                                                                                     --------           -------

                                                                                      136,114            61,388
                                                                                     --------           -------

                                                                                     $161,187           $88,417
                                                                                     ========           =======


The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

                                ADE CORPORATION
                  CONDENSED CONSOLIDATED STATEMENT OF INCOME
              (In thousands, except per share amounts; unaudited)


                                                                      Three months ended                Six months
                                                                          October 31,                ended October 31,
                                                                 ----------------------------- -----------------------------
                                                                      1997          1996            1997        1996
                                                                      ----          ----            ----        ----
Revenues                                                            $33,601       $22,882         $65,047      $42,873
Cost of revenue                                                      13,952         9,882          28,103       18,567
                                                                    -------       -------         -------      -------

   Gross profit                                                      19,649        13,000          36,944       24,306
                                                                    -------       -------         -------      -------

Operating expenses:
   Research and development                                           6,021         3,783          11,273        7,004
   Purchased in-process research and development                      6,100            --           6,100           --
   Marketing and sales                                                4,446         2,868           8,115        5,845
   General and administrative                                         2,860         1,739           5,532        3,223
   Amortization of excess of net assets
    acquired over cost                                                  (63)          (63)           (126)        (126)
                                                                    -------       -------         -------      -------

Total operating expenses                                             19,364         8,327          30,894       15,946
                                                                    -------       -------         -------      -------

      Income from operations                                            285         4,673           6,050        8,360

Interest income, net                                                    595            79             751          230
                                                                    -------       -------         -------      -------

      Income before provision for income taxes
        and equity in net earnings of affiliated companies              880         4,752           6,801        8,590

Provision for income taxes                                              308         1,650           2,380        2,940
                                                                    -------       -------         -------      -------

      Income before equity in net earnings of
        affiliated companies                                            572         3,102           4,421        5,650

Equity in net earnings of affiliated companies                           58            15              92           15
                                                                    -------       -------         -------      -------

      Net income                                                    $   630       $ 3,117         $ 4,513      $ 5,665
                                                                    =======       =======         =======      =======


Net income per share                                                $  0.06       $  0.36         $  0.44      $  0.64
                                                                    =======       =======         =======      =======

Weighted average common and common
    equivalent shares outstanding                                    11,316         8,772          10,220        8,818
                                                                    =======       =======         =======      =======


The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

                                 ADE CORPORATION
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                            (In thousands; unaudited)


                                                                          Six months ended
                                                                             October 31,
                                                                   ------------------------------
                                                                    1997                    1996
                                                                    ----                    ----
Cash flows provided by (used in) operating activities:
   Net income                                                     $ 4,513                 $ 5,665
   Adjustments to reconcile net income to
    net cash used in operating activities:
      Depreciation and amortization                                 1,182                     889
      Equity in net earnings of affiliated companies,
        net of dividends received                                     (36)                    (15)
      In-process research and development from
        business acquisition                                        6,100                      --
      Deferred income taxes                                        (3,425)                     --
      Changes in assets and liabilities:
        Accounts receivable, net                                     (727)                 (3,581)
        Inventories                                                (6,855)                 (7,685)
        Prepaid expenses and other current assets                  (1,145)                   (873)
        Accounts payable                                              122                   1,786
        Accrued expenses                                            1,626                  (1,088)
        Deferred income on sales to affiliate                      (1,242)                  1,211
        Income taxes payable                                       (1,915)                    (92)
                                                                  -------                 -------

   Net cash used in operating activities                           (1,802)                 (3,783)
                                                                  -------                 -------

Cash flows provided by (used in) investing activities:
   Purchases of fixed assets                                       (5,823)                 (6,085)
   Change in restricted cash                                           --                  (7,165)
   Equity investments and advances                                   (150)                 (2,563)
   Acquisition of business                                        (10,000)                     --
   Change in other assets                                             (33)                     13
                                                                  -------                 -------

   Net cash used in investing activities                          (16,006)                (15,800)
                                                                  -------                 -------

Cash flows provided by (used in) financing activities:
   Repayment of long-term debt                                       (780)                   (156)
   Proceeds from long-term debt                                        --                   5,500
   Proceeds from common stock issuance, net of
     issuance costs                                                68,809                     135
   Tax benefit related to the exercise of common
     stock options                                                  1,373                      --
                                                                  -------                 -------

   Net cash provided by financing activities                       69,402                   5,479
                                                                  -------                 -------

Net increase (decrease) in cash and cash equivalents               51,594                 (14,104)
Cash and cash equivalents, beginning of period                     19,374                  21,513
                                                                  -------                 -------

Cash and cash equivalents, end of period                          $70,968                 $ 7,409
                                                                  =======                 =======


The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

                                 ADE CORPORATION
                    NOTES TO UNAUDITED CONDENSED CONSOLIDATED
                              FINANCIAL STATEMENTS
         (in thousands, except share data and per share data; unaudited)


1. Basis of Preparation

The accompanying unaudited condensed consolidated financial statements of ADE Corporation (the "Company") include, in the opinion of management, all adjustments (consisting only of normal and recurring adjustments) necessary for a fair statement of the Company's financial position as of October 31, 1997 and the results of operations for the three and six month periods ended October 31, 1997 and 1996. Results of operations for interim periods are not necessarily indicative of those to be achieved for full fiscal years.

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

2. Inventories

Inventories consist of the following:


                                                        October 31,      April 30,
                                                           1997            1997
                                                           ----            ----
                                                       (unaudited)
        Raw materials and purchased parts                $14,198          $9,867
        Work-in-process                                   12,738          11,464
        Finished goods                                     2,079             829
                                                         -------         -------
                                                         $29,015         $22,160
                                                         =======         =======


3. Acquisition

On September 17, 1997, the Company acquired substantially all of assets of the Semiconductor Solutions Division ("SSD") of LPA Software, Inc. in exchange for $10,000 in cash and the assumption of certain liabilities. SSD provides yield management and defect analysis software applications to the semiconductor industry.

The acquisition has been accounted for under the purchase method. Accordingly, the results of operations of SSD and the estimated fair market values of the acquired assets and assumed liabilities have been included in the Company's financial statements as of the date of the acquisition. Unaudited pro forma results of operations as though the acquisition was made at the beginning of fiscal 1998 and 1997, respectively, including the write-off of purchased in-process research and development, amortization of acquired intangible assets and elimination of intercompany transactions, are as follows:

                                ADE CORPORATION
                   NOTES TO UNAUDITED CONDENSED CONSOLIDATED
                             FINANCIAL STATEMENTS
        (in thousands, except share data and per share data; unaudited)

                                            Three months ended                           Six months ended
                                                October 31,                                 October 31,
                                                -----------                                 -----------
                                           1997                1996                    1997               1996
                                           ----                ----                    ----               ----
         Revenue                        $33,766             $23,357                 $65,639            $44,024
         Net income (loss)                4,325               2,869                   4,038              1,366
         Earnings (loss) per share        $0.38               $0.33                   $0.40              $0.16


The purchase price has been allocated to the acquired assets and assumed liabilities as follows:


            Property and equipment                                 $   354
            In-process research and development                      6,100
            Acquired software                                        1,100
            Assembled workforce                                        450
            Goodwill                                                 2,355
            Current liabilities                                       (359)
                                                                   --------
                                                                   $10,000
                                                                   ========

The amount allocated to in-process research and development was determined by an independent appraiser and represented technology which had not reached technological feasibility and had no alternative future use. Accordingly, this amount of $6,100 was charged to operations at the acquisition date. The $2,355 allocated to goodwill and $450 allocated to assembled workforce are being amortized on a straight line basis over their estimated useful lives of ten and six years, respectively. The $1,100 allocated to acquired software is being amortized based upon the ratio that current gross revenue for the related products bear to the total anticipated gross revenue for those products.

4. Capital Stock

In August 1997 the Company completed a public offering of 2,300,000 shares of its common stock. The proceeds to the Company from the offering, net of offering expenses, were $67,843.

5. Net Income Per Share

Net income per share is determined by dividing net income by the weighted average number of common shares and common share equivalents outstanding during the period. Common share equivalents consist of common stock which may be issuable upon exercise of outstanding stock options using the treasury stock method.

                                ADE CORPORATION
                   NOTES TO UNAUDITED CONDENSED CONSOLIDATED
                             FINANCIAL STATEMENTS
        (in thousands, except share data and per share data; unaudited)


In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings per Share." This statement establishes and simplifies standards for computing and presenting earnings per share. SFAS No. 128 will be effective beginning with the Company's quarter ended January 31, 1998 and requires the restatement of all previously reported earnings per share data that are presented. Early adoption of SFAS No. 128 is not permitted. SFAS No. 128 replaces primary and fully diluted earnings per share with basic and diluted earnings per share. Unaudited pro forma earnings per share under SFAS 128 would have been as follows:

                                                    Three months ended                     Six months ended
                                                        October 31,                           October 31,
                                                        ----------                            ----------
                                                   1997             1996               1997              1996
                                                   ----             ----               ----              ----
         Pro forma basic earnings per share       $0.06            $0.37              $0.46             $0.67
         Pro forma diluted earnings per share     $0.06            $0.36              $0.44             $0.64

6. Recently Issued Accounting Standards

In October, 1997, the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants issued Statement of Position ("SOP") 97-2, "Software Revenue Recognition." SOP 97-2 provides guidance on the timing and amount of revenue recognition when licensing, selling, leasing or otherwise marketing computer software. SOP 97-2 supersedes SOP 91-1 (also entitled "Software Revenue Recognition") and is effective for transactions entered into during fiscal years beginning after December 15, 1997. The Company will be required to adopt SOP 97-2 for its fiscal year ending April 30, 1999. The adoption of SOP 97-2 will not have a material effect on the Company's financial position or it's results of operations.

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

On September 17, 1997 the Company acquired substantially all of the assets, and assumed certain liabilities of the Semiconductor Solutions Division of LPA Software, Inc. ("SSD"), in exchange for $10 million in cash. SSD, located in Burlington, Vermont, provides yield enhancement and defect analysis software applications to the semiconductor industry and has been integrated into the Company as ADE Yield Enhancement Solutions. A portion of the purchase price was allocated to in-process research and development, which resulted in a charge to the Company's operations of $6.1 million. In addition, $1.1 million was allocated to existing software technology, which is being amortized based upon the ratio that current gross revenue for the related products bear to the total anticipated gross revenue for those products. The excess of the purchase price over the estimated fair value of net assets acquired (goodwill) of approximately $2.355 million is being amortized on a straight-line basis over a period of ten years. The operating results of SSD have been included in the Company's results from the date of acquisition.

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

Results of Operations

Three Months Ended October 31, 1997 compared to Three Months Ended October 31, 1996

Revenue increased 46.8% to $33.6 million in the second quarter of fiscal 1998 from $22.9 million in the second quarter of 1997. The increase was due to increased unit sales of the Company's products. The increase in unit sales resulted primarily from stronger demand for capital equipment in the semiconductor and computer disk drive industries.

Gross margin increased to 58.5% in the second quarter of fiscal 1998 from 56.8% in the second quarter of 1997. This increase resulted from a higher proportion of sales made through external sales representatives in foreign markets. These sales typically carry a higher unit selling price than domestic sales or sales to distributors. This increase in selling price was offset by a higher commission paid to sales representatives that resulted in higher sales expense.

Research and development expense increased 59.2% to $6.0 million in the second quarter of fiscal 1998 from $3.8 million in the second quarter of 1997 and increased as a percentage of revenue to 17.9% from 16.5% in the second quarter of 1997. New product development and product improvements have led to higher research and development expenses. A significant portion of the increase was attributable to continuing efforts to complete development of the Galaxy Advanced Wafer Inspection System, the Company's state-of-the-art 300mm surface inspection tool. The Company is committed to increasing its investment in research and development to maintain its position as a technological leader.

Marketing and sales expense increased 55.0% to $4.4 million in the second quarter of fiscal 1998 from $2.9 million in the second quarter of 1997 and increased as a percentage of revenue to 13.2% from 12.5% in the second quarter of 1997. The increase is a result of supporting higher sales volumes and higher commissions payable to external sales representatives of the Company.

General and administrative expenses increased 64.5% to $2.9 million in the second quarter of fiscal 1998 versus $1.7 million in the second quarter of 1997 and increased as a percentage of revenue to 8.5% from 7.6% in the second quarter of 1997. Expenses increased as the Company continued to develop management infrastructure to support its rapid growth.

Net interest income was $595,000 in the second quarter of fiscal 1998 compared to net interest income of $79,000 in the second quarter of 1997. The increase in income resulted from interest earned on the proceeds of a public offering of the Company's common stock completed in August 1997, that raised approximately $67.8 million in cash.

Six Months Ended October 31, 1997 compared to Six Months Ended October 31, 1996

Revenue increased 51.7% to $65.0 million for the first six months of fiscal 1998 from $42.9 million for the first six months of 1997. The increase was due to increased unit sales of the Company's products. The increase in unit sales resulted primarily from stronger demand for capital equipment in the semiconductor and computer disk drive industries.

Gross margin remained constant at 56.8% for the first six months of fiscal 1998 versus 56.7% for the first six months of 1997.

Research and development expense increased 61.0% to $11.3 million from $7.0 million for the first six months of 1997, and increased as a percentage of revenue to 17.3% from 16.3% for the first six months of 1997. Higher expenses resulted from new product development including continuing efforts to complete development of the Galaxy Advanced Wafer Inspection System and product improvements aimed at maintaining the Company's technological leadership.

Marketing and sales expense increased 38.8% to $8.1 million for the first six months of fiscal 1998 from $5.8 million for the first six months of 1997, and decreased as a percentage of revenue to 12.5% for the first six months of fiscal 1998 from 13.6% in 1997. This decrease resulted from sales and marketing expenses growing at a slower rate than overall sales.

General and administrative expenses increased 71.6% to $5.5 million for the first six months of fiscal 1998 from $3.2 million for the first six months of 1997 and increased as a percentage of revenue to 8.5% from 7.5% for the first six months of 1997. Expenses increased as the Company continued to develop management infrastructure to support its rapid growth.

Net interest income was $751,000 for the first six months of fiscal 1998 compared to net interest income of $230,000 in the first six months of 1997. The increase in income resulted from interest earned on the proceeds of a public offering of the Company's common stock completed in August 1997, that raised approximately $67.8 million in cash.

Liquidity and Capital Resources

At October 31, 1997, the Company had $71.0 million in cash and cash equivalents and $109.0 million in working capital.

Net cash used by operating activities for the six months ended October 31, 1997 was $1.8 million. Cash generated from operations, prior to increases in working capital, was $8.3 million. This amount was comprised of net income of $4.5 million, non-cash charges for depreciation and amortization of $1.2 million and purchased in-process research and development of $6.1 million; offset in part by an increase in deferred income tax benefits of $3.4 million. Cash used for investments in working capital amounted to $10.1 million, which consisted primarily of increased inventory and prepaid expenses of $6.9 million and $1.1 million, respectively. The increase in deferred income tax benefits is primarily due to the purchased in-process research and development charge of $6.1 million, which is deductible over a fifteen year period for tax purposes.

Cash used in investing activities primarily consisted of $5.8 million for purchases of fixed assets and $10.0 million for the acquisition of SSD. Included in the fixed asset purchases was the $3.7 million purchase of the Company's former headquarters building in Newton, Massachusetts. This facility will be used to headquarter the Company's ADE Technologies, Inc., subsidiary, which markets to the computer hard disk industry.

Cash provided by financing activities of $69.4 million consisted primarily of $67.8 million received as the net proceeds of the public offering of the Company's common stock completed in August 1997.

The Company has applied to the Massachusetts Industrial Financial Agency to issue a $4 million tax-exempt Industrial Development Bond to finance the purchase and renovation of its manufacturing facility in Newton, Massachusetts. This financing is expected to close in December 1997.

The Company is in the process of documenting an $8 million line-of-credit it has negotiated with a bank. The line-of-credit may be used for general working capital and acquisitions. This financing is expected to close in December 1997.

The Company expects to meet its near-term working capital needs and purchases of fixed assets primarily through cash generated from operations, its available cash and cash equivalents and the above-referenced Industrial Development Bond and line-of-credit.

In recent months there have been serious economic problems in the Far East. The Company's business depends in large part upon the capital expenditures of semiconductor wafer and device manufacturers, many of whom have operations in the Far East. While the Company has not experienced any significant reduction in its backlog during the six months ended October 31, 1997, there can be no assurance that the Company's sales will not be affected adversely in the future as a result of the economic problems in that area of the world.

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

           None

Item 2.    Changes in Securities:
           ---------------------

           None

Item 3.    Defaults Upon Senior Securities:
           -------------------------------

           None

Item 4.  Submission of Matters to a Vote of Security Holders:
         ---------------------------------------------------
   A Special Meeting of Stockholders in lieu of the 1997 Annual Meeting was held on October 16, 1997. The stockholders voted on the following matters:

   1.  Election of Directors

    Nominee                           For                  Against
    -------                           ---                  -------
Robert C. Abbe                     7,947,123                6,400
Harris Clay                        7,947,323                6,200
Landon T. Clay                     7,947,323                6,200
H. Kimball Faulkner                7,947,323                6,200
Francis B. Lothrop, Jr.            7,947,323                6,200
Kendall Wright                     7,947,323                6,200

   There were no abstentions or broker non-votes with respect to this matter.

   2. Approval of the ADE Corporation 1997 Employee Stock Option Plan. Of the 7,953,523 shares represented at the meeting, 6,378,525 were voted in favor, 1,406,788 were voted against, 12,948 abstained and 155,262 were broker non-votes.

   3. Appointment of Price Waterhouse LLP as the Company's independent public accountants for the fiscal year ending April 30, 1998

           For                 Against              Abstain
           ---                 -------              -------
        7,944,758               1,365                7,400

   There were no broker non-votes with respect to this matter.

Item 5.     Other Information:
            -----------------
            None

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

ADE CORPORATION



Date: December 12, 1997                     /s/ Mark D. Shooman
                                  -----------------------------
                                  Mark D. Shooman
                                  Vice President and Chief Financial Officer


Date: December 12, 1997                     /s/ Robert C. Abbe
                                  ----------------------------
                                  Robert C. Abbe
                                  President and Chief Executive Officer

                                ADE CORPORATION
                                 EXHIBIT INDEX


Exhibit                                                                  Page
-------                                                                  ----

   4      Employee Stock Purchase Plan/1/

   11    Statement Regarding Computation of Net Income per Share          17



--------
/1/Filed as an exhibit to the Company's Registration Statement on Form S-8 (Registration Number 333-4652) and incorporated by reference herein.