Form 10-Q
period 1998-01-31
ADE CORP
filed 1998-03-17
CIK 884498

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            ------------------------

                                   Form 10-Q

               QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended: January 31, 1998            Commission File Number 0-26714

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

                                  YES X   NO
                                     ---    ---

    Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock, par value $.01 per share              11,104,762 shares
--------------------------------------         ----------------------------
              Class                            Outstanding at March 9, 1998

                               Page 1 of 18 pages
                            Exhibit Index on page 17

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                ADE CORPORATION
                                     INDEX

                                                                                                                PAGE
                                                                                                                -----
PART I.--FINANCIAL INFORMATION
  Item 1. Condensed Consolidated Financial Statements (unaudited)
          Condensed Consolidated Balance Sheet-January 31, 1998 and April 30, 1997.........................           3
          Condensed Consolidated Statement of Income-Three and Nine Months Ended January 31, 1998 and 1997.           4
          Condensed Consolidated Statement of Cash Flows -Nine Months Ended January 31, 1998 and 1997......           5
          Notes to Unaudited Condensed Consolidated Financial Statements...................................           6
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations..............          10

PART II.--OTHER INFORMATION................................................................................          15

SIGNATURES.................................................................................................          16

EXHIBIT INDEX..............................................................................................          17


                                ADE CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEET
                                 (in thousands)

                                                                    JANUARY 31,  APRIL 30,
                                                                       1998        1997
                                                                    -----------  ---------
                                                                    (UNAUDITED)
ASSETS
Current assets:
  Cash and cash equivalents.......................................   $  69,296   $  19,374
  Accounts receivable, net........................................      23,947      20,331
  Inventories.....................................................      28,546      22,160
  Prepaid expenses and other current assets.......................       1,259         310
  Deferred income taxes...........................................       6,584       5,348
                                                                    -----------  ---------
    Total current assets..........................................     129,632      67,523

Fixed assets, net.................................................      22,315      15,735
Deferred income taxes.............................................       2,423         234
Investments.......................................................       3,604       3,162
Intangible assets, net............................................       5,277       1,500
Restricted cash...................................................       3,914      --
Other assets......................................................         312         263
                                                                    -----------  ---------
                                                                     $ 167,477   $  88,417
                                                                    -----------  ---------
                                                                    -----------  ---------
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Current portion of long-term debt...............................   $     447   $     899
  Accounts payable................................................       4,994       5,535
  Accrued expenses................................................      10,971      10,744
  Deferred income on sales to affiliate...........................       1,742       2,661
  Income taxes payable............................................      --           1,915
                                                                    -----------  ---------
    Total current liabilities.....................................      18,154      21,754
                                                                    -----------  ---------

Long-term debt....................................................       8,707       5,091
                                                                    -----------  ---------

Excess of net assets acquired over cost...........................      --             184
                                                                    -----------  ---------

Stockholders' equity:
  Common stock....................................................         111          86
  Capital in excess of par value..................................      98,987      28,660
  Retained earnings...............................................      41,676      32,846
                                                                    -----------  ---------

                                                                       140,774      61,592

Deferred compensation.............................................        (158)       (204)
                                                                    -----------  ---------

                                                                       140,616      61,388
                                                                    -----------  ---------

                                                                     $ 167,477   $  88,417
                                                                    -----------  ---------
                                                                    -----------  ---------

    The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

                                ADE CORPORATION
                   CONDENSED CONSOLIDATED STATEMENT OF INCOME
              (in thousands, except per share amounts; unaudited)

                                                                   THREE MONTHS ENDED    NINE MONTHS ENDED
                                                                      JANUARY 31,           JANUARY 31,
                                                                  --------------------  --------------------
                                                                    1998       1997       1998       1997
                                                                  ---------  ---------  ---------  ---------
Revenue.........................................................  $  34,339  $  26,193  $  99,386  $  69,066
Cost of revenue.................................................     15,977     11,898     44,080     30,465
                                                                  ---------  ---------  ---------  ---------

  Gross profit..................................................     18,362     14,295     55,306     38,601
                                                                  ---------  ---------  ---------  ---------
Operating expenses:
  Research and development......................................      6,624      3,757     17,897     10,761
  Purchased in-process research and development.................     --         --          6,100     --
  Marketing and sales...........................................      3,117      3,272     11,232      9,117
  General and administrative....................................      3,263      1,801      8,795      5,024
  Amortization of excess of net assets acquired over cost.......        (58)       (63)      (184)      (189)
                                                                  ---------  ---------  ---------  ---------

Total operating expenses........................................     12,946      8,767     43,840     24,713
                                                                  ---------  ---------  ---------  ---------

  Income from operations........................................      5,416      5,528     11,466     13,888

Interest income (expense), net..................................        696        (14)     1,447        216
                                                                  ---------  ---------  ---------  ---------

  Income before provision for income taxes and equity in net
    earnings of affiliated companies............................      6,112      5,514     12,913     14,104

Provision for income taxes......................................      2,011      1,851      4,391      4,791
                                                                  ---------  ---------  ---------  ---------

  Income before equity in net earnings of affiliated
    companies...................................................      4,101      3,663      8,522      9,313

Equity in net earnings of affiliated companies..................        216        156        308        171
                                                                  ---------  ---------  ---------  ---------

  Net income....................................................  $   4,317  $   3,819  $   8,830  $   9,484
                                                                  ---------  ---------  ---------  ---------
                                                                  ---------  ---------  ---------  ---------
Net income per share
  Basic.........................................................  $    0.39  $    0.45  $    0.87  $    1.12
                                                                  ---------  ---------  ---------  ---------
                                                                  ---------  ---------  ---------  ---------
  Diluted.......................................................  $    0.38  $    0.43  $    0.83  $    1.07
                                                                  ---------  ---------  ---------  ---------
                                                                  ---------  ---------  ---------  ---------

Weighted average common and common share equivalents
  Basic.........................................................     11,096      8,516     10,184      8,470
                                                                  ---------  ---------  ---------  ---------
                                                                  ---------  ---------  ---------  ---------
  Diluted.......................................................     11,447      8,871     10,629      8,836
                                                                  ---------  ---------  ---------  ---------
                                                                  ---------  ---------  ---------  ---------

    The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

                                ADE CORPORATION
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                           (in thousands; unaudited)

                                                                                             NINE MONTHS ENDED
                                                                                                JANUARY 31,
                                                                                            --------------------
                                                                                              1998       1997
                                                                                            ---------  ---------
CASH FLOWS PROVIDED BY (USED IN) OPERATING ACTIVITIES:
  Net income..............................................................................  $   8,830  $   9,484
  Adjustments to reconcile net income to net cash used in operating activities:
    Depreciation and amortization.........................................................      2,357      1,196
    Equity in net earnings of affiliated companies, net of dividends received.............       (252)      (171)
    In-process research and development from business acquisition.........................      6,100     --
    Deferred income taxes.................................................................     (3,425)    --
    Changes in assets and liabilities:
      Accounts receivable, net............................................................     (3,616)    (5,710)
      Inventories.........................................................................     (6,386)    (9,634)
      Prepaid expenses and other current assets...........................................       (949)       (58)
      Accounts payable....................................................................       (541)       347
      Accrued expenses....................................................................       (142)      (718)
      Deferred income on sales to affiliate...............................................       (919)     3,662
      Income taxes payable................................................................     (1,906)        99
                                                                                            ---------  ---------

  Net cash used in operating activities...................................................       (849)    (1,503)
                                                                                            ---------  ---------
CASH FLOWS PROVIDED BY (USED IN) INVESTING ACTIVITIES:
  Purchases of fixed assets...............................................................     (8,545)    (9,892)
  Change in restricted cash...............................................................     (3,914)    --
  Equity investments and advances.........................................................       (190)    (2,563)
  Acquisition of business.................................................................    (10,048)    --
  Change in other assets..................................................................        (49)       (19)
                                                                                            ---------  ---------

Net cash used in investing activities.....................................................    (22,746)   (12,474)
                                                                                            ---------  ---------
CASH FLOWS PROVIDED BY (USED IN) FINANCING ACTIVITIES:
  Repayment of long-term debt.............................................................       (836)      (191)
  Proceeds from long-term debt............................................................      4,000      5,542
  Proceeds from common stock issuance, net of issuance costs..............................     68,974        728
  Tax benefit related to the exercise of common stock options.............................      1,379     --
                                                                                            ---------  ---------

  Net cash provided by financing activities...............................................     73,517      6,079
                                                                                            ---------  ---------

Net increase (decrease) in cash and cash equivalents......................................     49,922     (7,898)
Cash and cash equivalents, beginning of period............................................     19,374     21,513
                                                                                            ---------  ---------

Cash and cash equivalents, end of period..................................................  $  69,296  $  13,615
                                                                                            ---------  ---------
                                                                                            ---------  ---------

    The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

                                ADE CORPORATION

                   NOTES TO UNAUDITED CONDENSED CONSOLIDATED

                              FINANCIAL STATEMENTS

        (IN THOUSANDS, EXCEPT SHARE DATA AND PER SHARE DATA; UNAUDITED)

1. BASIS OF PREPARATION

    The accompanying unaudited condensed consolidated financial statements of ADE Corporation (the "Company") include, in the opinion of management, all adjustments (consisting only of normal and recurring adjustments) necessary for a fair statement of the Company's financial position as of January 31, 1998 and the results of operations for the three and nine month periods ended January 31, 1998 and 1997. Results of operations for interim periods are not necessarily indicative of those to be achieved for full fiscal years.

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

2. INVENTORIES

    Inventories consist of the following:

                                                                        JANUARY 31,  APRIL 30,
                                                                           1998        1997
                                                                        -----------  ---------
                                                                        (UNAUDITED)
Raw materials and purchased parts.....................................   $  13,359   $   9,867
Work-in-process.......................................................      13,340      11,464
Finished goods........................................................       1,847         829
                                                                        -----------  ---------
                                                                         $  28,546   $  22,160
                                                                        -----------  ---------
                                                                        -----------  ---------

3. ACQUISITION

    On September 17, 1997, the Company acquired substantially all of assets of the Semiconductor Solutions Division ("SSD") of LPA Software, Inc. in exchange for $10,000 in cash and the assumption of certain liabilities. The Company also incurred $48 in transaction costs related to the acquisition. SSD, which has been integrated into the Company as ADE Yield Enhancement Solutions, provides yield management and defect analysis software applications to the semiconductor industry.

    The acquisition has been accounted for under the purchase method. Accordingly, the results of operations of SSD and the estimated fair market values of the acquired assets and assumed liabilities have been included in the Company's financial statements as of the date of the acquisition. Unaudited pro forma results of operations presenting the acquisition as though it had been made at the beginning of fiscal 1998 and fiscal 1997, respectively, including the write-off of purchased in-

                                ADE CORPORATION

                   NOTES TO UNAUDITED CONDENSED CONSOLIDATED

                        FINANCIAL STATEMENTS (CONTINUED)

        (IN THOUSANDS, EXCEPT SHARE DATA AND PER SHARE DATA; UNAUDITED)

3. ACQUISITION (CONTINUED)

process research and development, amortization of acquired intangible assets and elimination of intercompany transactions, are as follows:

                                                                THREE MONTHS ENDED    NINE MONTHS ENDED
                                                                   JANUARY 31,           JANUARY 31,
                                                               --------------------  --------------------
                                                                 1998       1997       1998       1997
                                                               ---------  ---------  ---------  ---------
Revenue......................................................  $  34,339  $  26,851  $  99,978  $  70,846
Net income...................................................  $   4,317  $   3,622  $   8,271  $   4,920
Basic net income per share...................................  $    0.39  $    0.43  $    0.81  $    0.58
Diluted net income per share.................................  $    0.38  $    0.41  $    0.78  $    0.56

    The purchase price has been allocated to the acquired assets and assumed liabilities as follows:

Property and equipment.............................................  $     354
In-process research and development................................      6,100
Acquired software..................................................      1,100
Assembled workforce................................................        450
Goodwill...........................................................      2,403
Current liabilities................................................       (359)
                                                                     ---------
                                                                     $  10,048

    The amount allocated to in-process research and development was determined by an independent appraiser and represented technology which had not reached technological feasibility and had no alternative future use. Accordingly, this amount of $6,100 was charged to operations at the acquisition date. The $2,403 allocated to goodwill and $450 allocated to assembled workforce are being amortized on a straight line basis over their estimated useful lives of ten and six years, respectively. The $1,100 allocated to acquired software is being amortized based upon the ratio that current gross revenue for the related products bear to the total anticipated gross revenue for those products.

4. LONG TERM DEBT

    In December 1997, the Company issued a $4,000 tax-exempt Industrial Development Bond through the Massachusetts Industrial Finance Agency. The bond carries an interest rate of 5.79% per year, and provides for 50% of the principal to be paid over 10 years from the date of issuance, with the remaining 50% due in December, 2007. Monthly payments of principal and accrued interest for the bond commence at $36 and decrease to $27 over the 10 year payment period. The proceeds of the bond were used to fund the purchase and renovation of a manufacturing facility at the Company's former headquarters site. The Company secured the payments to be made under this bond with a cash deposit, which is classified as restricted cash on the balance sheet.

    In December 1997, the Company entered into an unsecured revolving line of credit facility (the "Credit Facility") with a bank, which provides the Company the option of borrowing at either the

                                ADE CORPORATION

                   NOTES TO UNAUDITED CONDENSED CONSOLIDATED

                        FINANCIAL STATEMENTS (CONTINUED)

        (IN THOUSANDS, EXCEPT SHARE DATA AND PER SHARE DATA; UNAUDITED)

4. LONG TERM DEBT (CONTINUED)

bank's prime rate or the bank's LIBOR rate plus 2%. The maximum borrowing under the Credit Facility is $8,000 and is limited to a portion of the Company's accounts receivable as defined in the agreement governing the Credit Facility. The Credit Facility expires and all outstanding amounts thereunder are due on December 21, 1999. Interest on outstanding borrowings is payable monthly in arrears. Under the Credit Facility agreement, the Company is obligated to comply with certain financial covenants. There were no borrowings outstanding at January 31, 1998.

5. CAPITAL STOCK

    In August 1997, the Company completed a public offering of 2,300,000 shares of its common stock. The proceeds to the Company from the offering, net of offering expenses, were $67,843.

6. NET INCOME PER SHARE

    On November 1, 1997, the Company adopted Statement of Financial Accounting Standards No. 128, "Earnings per Share" ("SFAS 128"), which establishes standards for computing and presenting earnings per share. The new standard replaces the presentation of earnings per share as prescribed in Accounting Principles Board Opinion No. 15, "Earnings per Share", with a presentation of basic and diluted earnings per share on the face of the statement of operations. Basic earnings per share is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share is computed using the weighted average number of common shares outstanding and gives effect to all dilutive potential common shares outstanding during the period. Potential common shares outstanding include shares issuable upon the assumed exercise of dilutive stock options reflected under the treasury stock method.

7. RECENTLY ISSUED ACCOUNTING STANDARDS

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

                                ADE CORPORATION

                   NOTES TO UNAUDITED CONDENSED CONSOLIDATED

                        FINANCIAL STATEMENTS (CONTINUED)

        (IN THOUSANDS, EXCEPT SHARE DATA AND PER SHARE DATA; UNAUDITED)

8. SUBSEQUENT EVENT

    In March 1998, the Company entered into a merger agreement with Phase Shift Technology, Inc. ("PST"). Under the terms of the agreement, the Company will acquire all of the outstanding shares of PST stock in exchange for 2,000,000 shares of ADE common stock. PST is a privately held manufacturer of high performance, non-contact surface metrology equipment located in Tucson, Arizona. PST products utilize interferometric technology to monitor product yield and improve product design and are currently used in the data storage, optics and related research industries It is intended that the transaction be accounted for as a pooling-of-interests and qualify as a tax-free reorganization. The merger is expected to be completed by May 1, 1998.

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

    On September 17, 1997 the Company acquired substantially all of the assets, and assumed certain liabilities of the Semiconductor Solutions Division of LPA Software, Inc. ("SSD"), in exchange for $10 million in cash. The Company incurred $48,000 in transaction costs related to the acquisition. SSD, located in Burlington, Vermont, provides yield enhancement and defect analysis software applications to the semiconductor industry and has been integrated into the Company as ADE Yield Enhancement Solutions. A portion of the purchase price was allocated to in-process research and development, which resulted in a charge to the Company's operations of $6.1 million. In addition, $1.1 million was allocated to existing software technology, which is being amortized based upon the ratio that current gross revenue for the related products bear to the total anticipated gross revenue for those products. The excess of the purchase price over the estimated fair value of net assets acquired (goodwill) of approximately $2.4 million is being amortized on a straight-line basis over a period of ten years. The operating results of SSD have been included in the Company's results from the date of acquisition.

    In March 1998, the Company entered into a merger agreement with Phase Shift Technology, Inc. ("PST"). Under the terms of the agreement, the Company will acquire all of the outstanding shares of PST stock in exchange for 2,000,000 shares of ADE common stock. PST is a privately held manufacturer of high performance, non-contact surface metrology equipment located in Tucson, Arizona. PST products utilize interferometric technology to monitor product yield and improve product design and are currently used in the data storage, optics and related research industries. It is intended that the transaction be accounted for as a pooling-of-interests and a tax-free reorganization. The merger is expected to be completed by May 1, 1998.

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED JANUARY 31, 1998 COMPARED TO THREE MONTHS ENDED JANUARY 31,
  1997

    Revenue increased 31.1% to $34.3 million in the third quarter of fiscal 1998 from $26.2 million in the third quarter of 1997. The increase was due to increased unit sales of the Company's products. The increase in unit sales resulted primarily from increased throughput in the Company's manufacturing operations.

    Gross margin decreased to 53.5% in the third quarter of fiscal 1998 from 54.6% in the third quarter of 1997. This decrease resulted primarily from a higher proportion of sales made through distributors in certain foreign markets. These sales typically carry a lower unit selling price than domestic sales or sales through external sales representatives. This decrease in selling price was offset by lower commissions paid to sales representatives that resulted in reduced sales and marketing expense. Additionally, the Company has increased its worldwide customer service organization to support its higher levels of system sales, with the related costs contributing to a lower overall gross margin.

    Research and development expense increased 76.3% to $6.6 million in the third quarter of fiscal 1998 from $3.8 million in the third quarter of 1997 and increased as a percentage of revenue to 19.3% from 14.3% in the third quarter of 1997. New product development and product improvements have led to higher research and development expenses through increased engineering resources and higher project materials costs. A significant portion of the increase was attributable to continuing efforts to complete development of the Company's 300mm surface inspection and wafer thickness measurement tools. The Company has also continued development efforts to enhance its existing 200mm wafer and advanced 200mm wafer systems. The Company is committed to increasing its investment in research and development to maintain its position as a technological leader.

    Marketing and sales expense decreased 4.7% to $3.1million in the third quarter of fiscal 1998 from $3.3 million in the third quarter of 1997 and decreased as a percentage of revenue to 9.1% from 12.5% in the third quarter of 1997. This decrease occurred despite increases in the marketing and sales organization required to support the Company's increased sales volume. The reduced period expense resulted primarily from a lower proportion of sales and related sales commissions made through external sales representatives in certain foreign markets. The mix of sales channels through which the Company's products are sold may have a significant impact on the Company's marketing and sales expense and the results in any period may not be indicative of marketing and sales expense for future periods.

    General and administrative expenses increased 84.5% to $3.2 million in the third quarter of fiscal 1998 versus $1.7 million in the third quarter of 1997 and increased as a percentage of revenue to 9.3% from 6.6% in the third quarter of 1997. Expenses increased as the Company continued to develop management infrastructure to support its rapid growth as well as amortization of the goodwill that resulted from the September 1997 SSD acquisition included in the third quarter of 1998.

    Net interest income was $696,000 in the third quarter of fiscal 1998 compared to net interest expense of $14,000 in the third quarter of 1997. The increase in income resulted primarily from interest earned on the proceeds of a public offering of the Company's common stock completed in August 1997 that raised approximately $67.8 million in cash.

NINE MONTHS ENDED JANUARY 31, 1998 COMPARED TO NINE MONTHS ENDED JANUARY 31,
  1997

    Revenue increased 43.9% to $99.4 million for the first nine months of fiscal 1998 from $69.1 million for the first nine months of 1997. The increase was due to increased unit sales of the Company's products. The increase in unit sales resulted primarily from stronger demand for capital equipment in the semiconductor and computer disk drive industries.

    Gross margin remained constant at 55.6% for the first nine months of fiscal 1998 versus 55.9% for the first nine months of 1997.

    Research and development expense increased 66.3% to $17.9 million for the first nine months of 1998 from $10.8 million for the first nine months of 1997, and increased as a percentage of revenue to 18.0% from 15.6% for the first nine months of 1997. Higher expenses resulted from increased engineering resources and project materials utilized in new product development, including continuing efforts to complete development of the Company's 300mm surface inspection and wafer thickness measurement tools and improvements on current products aimed at maintaining the Company's technological leadership.

    Marketing and sales expense increased 23.2% to $11.2 million for the first nine months of fiscal 1998 from $9.1 million for the first nine months of 1997, and decreased as a percentage of revenue to 11.3% for the first nine months of fiscal 1998 from 13.2% in 1997. The increase in expenses reflects the growth of the marketing and sales organization to support the Company's increased sales volume, with the decrease as a percentage of revenue reflecting growth in expense at a slower rate than the overall increase in sales.

    General and administrative expenses increased 78.1% to $8.6 million for the first nine months of fiscal 1998 from $4.8 million for the first nine months of 1997 and increased as a percentage of revenue to 8.8% from 7.3% for the first nine months of 1997. Expenses increased as the Company continued to develop management infrastructure to support its rapid growth.

    Net interest income was approximately $1.4 million for the first nine months of fiscal 1998 compared to net interest income of $216,000 in the first nine months of 1997. The increase in income resulted primarily from interest earned on the proceeds of a public offering of the Company's common stock completed in August 1997, that raised approximately $67.8 million in cash.

LIQUIDITY AND CAPITAL RESOURCES

    At January 31, 1998, the Company had $69.3 million in cash and cash equivalents and $111.5 million in working capital. In addition, the Company had $3.9 million in restricted cash as security for the tax-exempt Industrial Development Bond ("IDB") issued through the Massachusetts Industrial Finance Agency ("MIFA") described below.

    Net cash used by operating activities for the nine months ended January 31, 1998 was $849,000. Cash generated from operations, prior to increases in working capital, was $9.1 million. This amount was comprised of net income of $8.8 million, non-cash charges for depreciation and amortization of $2.4 million and purchased in-process research and development of $6.1 million. These amounts were partially offset by a $3.4 million increase in deferred income tax benefits, a $3.6 million increase in accounts receivable, a $919,000 decrease in deferred income on sales to Japan ADE Ltd., the Company's 50% owned Japanese distributor, and $252,000 of equity in earnings of affiliates, net of related cash dividends received. The increase in deferred income tax benefits is primarily due to the purchased in-process research and development charge of $6.1 million, which is deductible over a fifteen year period for tax purposes. Cash used for investments in working capital amounted to $9.9 million, which consisted primarily of increased inventory and prepaid expenses of $6.9 million and $949,000, respectively, and aggregate reductions in accounts payable and accrued expenses of $683,000.

    Cash used in investing activities consisted primarily of $8.5 million for purchases of fixed assets, $10.0 million for the acquisition of the Semiconductor Solutions Division of LPA Software, Inc. and $3.9 million in restricted cash used to secure the December 1997 IDB described below. Included in the fixed asset purchases was $4.5 million to purchase, refurbish and equip the Company's former headquarters building in Newton, Massachusetts. This facility will be used as headquarters for the Company's ADE Technologies, Inc., subsidiary, which manufactures equipment for the computer hard disk industry.

    Cash provided by financing activities of $73.5 million consisted primarily of $67.8 million received as the net proceeds of the public offering of the Company's common stock completed in August 1997 and $4 million in proceeds from the IDB issued through MIFA in December 1997. The bond carries an interest rate of 5.79%, with 50% of the outstanding principal payable monthly on a ratable basis for 10 years with the remaining 50% due in December 2007. The proceeds from the IDB have been used to finance the purchase and renovation of a manufacturing facility, with the related debt obligation secured by $3.9 million of cash pledged by the Company as collateral. This cash is classified as restricted cash on the January 31, 1998 balance sheet. Under the terms of the bond agreement, the Company may substitute a letter of credit in an amount equal to approximately 105% of the outstanding principal balance as collateral for the Company's obligations under the IDB, allowing the restricted cash balance to be used for general corporate purposes.

    In December 1997, the Company entered into an unsecured revolving line of credit facility (the "Credit Facility") with a bank, with a maximum borrowing amount of $8 million. The Credit

Facility provides the Company the option of borrowing at either the bank's prime rate or the bank's LIBOR rate plus 2%. The Credit Facility expires and all outstanding amounts thereunder are due December 21, 1999. There were no borrowings outstanding under the Credit Facility at January 31, 1998.

    The Company expects to meet its near-term working capital needs and capital expenditures primarily through cash generated from operations, its available cash and cash equivalents and the above-referenced Credit Facility.

YEAR 2000

    The Company has appointed a task force to assess the nature, extent and cost of remediation of any Year 2000 compliance issues confronting the Company and its suppliers. Such assessment has not yet been completed.

OTHER RISK FACTORS

    In recent months there have been serious economic problems in the Far East. The Company's business depends in large part upon the capital expenditures of semiconductor wafer and device manufacturers, many of whom have operations in the Far East. At January 31, 1998, the Company's backlog was $43.7 million, which represents a reduction from fiscal year end 1997 and the first two quarters of fiscal 1998. The Company anticipates that its revenue for the current calendar year will be adversely affected by the conditions in the Asian region, particularly Korea, which has historically accounted for a significant portion of the Company's revenue base. Additionally, capital expenditures by semiconductor wafer and device manufacturers historically have been cyclical as they in turn depend upon the current and anticipated demand for integrated circuits. Sustained periods of oversupply within the semiconductor industry could adversely affect the performance of the Company.

    Furthermore, the Company's success is dependent upon supplying technologically superior products to the marketplace at appropriate times to satisfy customer needs. Product development requires substantial investment and is subject to technological risks. Delays or difficulties in product development could adversely affect the performance of the Company.

                                    PART II.
                               OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS:
          None

ITEM 2.   CHANGES IN SECURITIES:
          None

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES:
          None

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY
          HOLDERS:
          None

ITEM 5.   OTHER INFORMATION:
          None

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K:

a. See Exhibit Index, Page 17

b. Reports on Form 8-K

    The Company filed a Current Report on Form 8-K with the Securities and Exchange Commission on November 4, 1997. The Form 8-K reported that the Company had purchased, through its wholly-owned subsidiary ADE Software Corporation, the assets and assumed certain liabilities of the Semiconductor Solutions Division ("SSD") of LPA Software, Inc., a New York corporation for a cash purchase price of $10,000,000.

                                   SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ADE CORPORATION

DATE: MARCH 16, 1998      /S/ MARK D. SHOOMAN
                          ------------------------------------------
                          MARK D. SHOOMAN
                          VICE PRESIDENT AND CHIEF FINANCIAL OFFICER
DATE: MARCH 16, 1998      /S/ ROBERT C. ABBE
                          ------------------------------------------
                          ROBERT C. ABBE
                          PRESIDENT AND CHIEF EXECUTIVE OFFICER

                                ADE CORPORATION
                                 EXHIBIT INDEX


EXHIBIT                                                                                                             PAGE
-----------                                                                                                         -----
11            Statement Regarding Computation of Net Income per Share                                                 18

27            Financial Data Schedule