Form 10-Q/A
period 1998-01-31
ADE CORP
filed 1998-07-29
CIK 884498

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            -------------------------

                                   Form 10-Q/A

                QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


For Quarter Ended: January 31, 1998             Commission File Number 0-26714
                   ----------------                                    -------


                                 ADE CORPORATION
             (Exact name of registrant as specified in its charter)


         Massachusetts                                         04-2441829
         -------------                                         -----------
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

                                                YES     X     NO ______

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


Common Stock, par value $.01 per share                   13,137,412 shares
----------------------------------------           ----------------------------
                 Class                             Outstanding at July 22, 1998

                                 ADE CORPORATION

                                      INDEX

                                                                                                 Page
                                                                                                 ----
Part I.  -  Financial Information

     Item 1.    Condensed Consolidated Financial Statements (unaudited)

                  Condensed Consolidated Balance Sheet--
                      January 31, 1998 and April 30, 1997 .......................................  3

                  Condensed Consolidated Statement of Income--
                      Three and Nine Months Ended January 31, 1998 and 1997 .....................  4

                  Condensed Consolidated Statement of Cash Flows--
                      Nine Months Ended January 31, 1998 and 1997 ...............................  5

                  Notes to Unaudited Condensed Consolidated Financial Statements ................  6

     Item 2.    Management's Discussion and Analysis of Financial Condition
                 and Results of Operations ...................................................... 11

Part II.  -  Other Information .................................................................. 16

Signatures ...................................................................................... 17

Exhibit Index ................................................................................... 18


                                 ADE CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEET
                                 (in thousands)

                                                            January 31,   April 30,
                                                              1998*          1997
                                                             ---------     --------
                                                            (unaudited)

Assets
Current assets:

  Cash and cash equivalents .............................    $  69,296     $ 19,374
  Accounts receivable, net ..............................       23,947       20,331
  Inventories ...........................................       28,546       22,160
  Prepaid expenses and other current assets .............        1,533          310
  Deferred income taxes .................................        6,584        5,348
                                                             ---------     --------
        Total current assets ............................      129,906       67,523

Fixed assets, net .......................................       22,315       15,735
Deferred income taxes ...................................        2,423          234
Investments .............................................        3,604        3,162
Intangible assets, net ..................................        5,277        1,500
Restricted cash .........................................        3,914           --
Other assets ............................................          312          263
                                                             ---------     --------

                                                             $ 167,751     $ 88,417
                                                             ---------     --------
                                                             ---------     --------

Liabilities and Stockholders' equity
Current liabilities:
  Current portion of long-term debt .....................    $     447     $    899
  Accounts payable ......................................        4,994        5,535
  Accrued expenses ......................................       10,971       10,744
  Deferred income on sales to affiliate .................        2,547        2,661
  Income taxes payable ..................................           --        1,915
                                                             ---------     --------
      Total current liabilities .........................       18,959       21,754
                                                             ---------     --------

Long-term debt ..........................................        8,707        5,091

Excess of net assets acquired over cost .................          ---          184
                                                             ---------     --------

Stockholders' equity:
  Common stock ..........................................          111           86
  Capital in excess of par value ........................       98,987       28,660
  Retained earnings .....................................       41,145       32,846
                                                             ---------     --------

                                                               140,243       61,592

  Deferred compensation .................................         (158)        (204)
                                                             ---------     --------

                                                               140,085       61,388
                                                             ---------     --------

                                                             $ 167,751     $ 88,417
                                                             ---------     --------
                                                             ---------     --------


                             *Restated--see note 9.

    The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

                                 ADE CORPORATION

                   CONDENSED CONSOLIDATED STATEMENT OF INCOME
               (in thousands, except per share amounts; unaudited)



                                                             Three months ended    Nine months ended
                                                                 January 31,          January 31,
                                                             ----------------------------------------
                                                               1998*      1997      1998*       1997
                                                            --------   --------   --------   --------

Revenue ..................................................  $ 33,102   $ 26,193   $ 98,149   $ 69,066
Cost of revenue ..........................................    15,545     11,898     43,648     30,465
                                                            --------   --------   --------   --------

   Gross profit ..........................................    17,557     14,295     54,501     38,601
                                                            --------   --------   --------   --------

Operating expenses:

   Research and development ..............................     6,624      3,757     17,897     10,761
   Purchased in-process research and development .........        --         --      6,100         --
   Marketing and sales ...................................     3,117      3,272     11,232      9,117
   General and administrative ............................     3,263      1,801      8,795      5,024
   Amortization of excess of net assets
    acquired over cost ...................................       (58)       (63)      (184)      (189)
                                                            --------   --------   --------   --------

Total operating expenses .................................    12,946      8,767     43,840     24,713
                                                            --------   --------   --------   --------

      Income from operations .............................     4,611      5,528     10,661     13,888

Interest income (expense), net ...........................       696        (14)     1,447        216
                                                            --------   --------   --------   --------

      Income before provision for income taxes and
        equity in net earnings of affiliated companies ...     5,307      5,514     12,108     14,104

Provision for income taxes ...............................     1,737      1,851      4,117      4,791
                                                            --------   --------   --------   --------

      Income before equity in net earnings of
        affiliated companies .............................     3,570      3,663      7,991      9,313

Equity in net earnings of affiliated companies ...........       216        156        308        171
                                                            --------   --------   --------   --------

      Net income .........................................  $  3,786   $  3,819   $  8,299   $  9,484
                                                            --------   --------   --------   --------
                                                            --------   --------   --------   --------

Net income per share
      Basic ..............................................  $   0.34   $   0.45   $   0.81   $   1.12
                                                            --------   --------   --------   --------
                                                            --------   --------   --------   --------
      Diluted ............................................  $   0.33   $   0.43   $   0.78   $   1.07
                                                            --------   --------   --------   --------
                                                            --------   --------   --------   --------

Weighted average common and common
  share equivalents
        Basic ............................................    11,096      8,516     10,184      8,470
                                                            --------   --------   --------   --------
                                                            --------   --------   --------   --------
      Diluted ............................................    11,447      8,871     10,629      8,836
                                                            --------   --------   --------   --------
                                                            --------   --------   --------   --------


                            * Restated - see note 9.


    The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

                                 ADE CORPORATION
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                            (in thousands; unaudited)

                                                                 Nine months ended
                                                                     January 31,
                                                               ---------------------
                                                                 1998         1997
                                                               --------     --------

Cash flows provided by (used in) operating activities:
   Net income .............................................    $  8,299     $  9,484
   Adjustments to reconcile net income to
     net cash used in operating activities:
      Depreciation and amortization .......................       2,357        1,196
      Equity in net earnings of affiliated companies,
        net of dividends received .........................        (252)        (171)
      In-process research and development from
        business acquisition ..............................       6,100           --
      Deferred income taxes ...............................      (3,425)          --
      Changes in assets and liabilities:
        Accounts receivable, net ..........................      (3,616)      (5,710)
        Inventories .......................................      (6,386)      (9,634)
        Prepaid expenses and other current assets .........      (1,223)         (58)
        Accounts payable ..................................        (541)         347
        Accrued expenses ..................................        (133)        (718)
        Deferred income on sales to affiliate .............        (114)       3,662
        Income taxes payable ..............................      (1,915)          99
                                                               --------     --------

   Net cash used in operating activities ..................        (849)      (1,503)
                                                               --------     --------

Cash flows provided by (used in) investing activities:
   Purchases of fixed assets ..............................      (8,545)      (9,892)
   Change in restricted cash ..............................      (3,914)          --
   Equity investments and advances ........................        (190)      (2,563)
   Acquisition of business ................................     (10,048)          --
   Change in other assets .................................         (49)         (19)
                                                               --------     --------

   Net cash used in investing activities ..................     (22,746)     (12,474)
                                                               --------     --------

Cash flows provided by (used in) financing activities:
   Repayment of long-term debt ............................        (836)        (191)
   Proceeds from long-term debt ...........................       4,000        5,542
   Proceeds from common stock issuance, net of
     issuance costs .......................................      68,974          728
   Tax benefit related to the exercise of common
     stock options ........................................       1,379           --
                                                               --------     --------
   Net cash provided by financing activities ..............      73,517        6,079
                                                               --------     --------

Net increase (decrease) in cash and cash equivalents ......      49,922       (7,898)
Cash and cash equivalents, beginning of period ............      19,374       21,513
                                                               --------     --------

Cash and cash equivalents, end of period ..................    $ 69,296     $ 13,615
                                                               --------     --------
                                                               --------     --------


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


2. Inventories

Inventories consist of the following:



                                             January 31,   April 30,
                                                1998         1997
                                             -----------   ---------
                                             (unaudited)

        Raw materials and purchased parts .... $13,359      $ 9,867
        Work-in-process ......................  13,340       11,464
        Finished goods .......................   1,847          829
                                               -------      -------
                                               $28,546      $22,160
                                               -------      -------
                                               -------      -------



3. Acquisition

On September 17, 1997 the Company acquired substantially all of assets of the Semiconductor Solutions Division ("SSD") of LPA Software, Inc. in exchange for $10,000 in cash and the assumption of certain liabilities. The Company also incurred $48 in transaction costs related to the acquisition. SSD, which has been integrated into the Company as ADE Yield Enhancement Solutions, provides yield management and defect analysis software applications to the semiconductor industry.

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


                                         Three months ended              Nine months ended
                                            January 31,                    January 31,
                                         1998           1997           1998           1997
                                      ----------     ----------     ----------     -----------

Revenue .........................     $   33,102     $   26,851     $   98,741     $   70,846
Net income ......................     $    3,786     $    3,622     $    7,740     $    4,920
Basic net income per share ......     $     0.34     $     0.43     $     0.76     $     0.58
Diluted net income per share ....     $     0.33     $     0.41     $     0.73     $     0.56



The purchase price has been allocated to the acquired assets and assumed liabilities as follows:


 Property and equipment ...................................     $   354
 In-process research and development ......................       6,100
 Acquired software ........................................       1,100
 Assembled workforce ......................................         450
 Goodwill .................................................       2,403
 Current liabilities ......................................        (359)
                                                                --------
                                                                $10,048
                                                                --------
                                                                --------


The amount allocated to in-process research and development was determined by an independent appraiser and represented technology which had not reached technological feasibility and had no alternative future use. Accordingly, this amount of $6,100 was charged to operations at the acquisition date. The $2,403 allocated to goodwill and $450 allocated to assembled workforce are being amortized on a straight line basis over their estimated useful lives of ten and six years, respectively. The $1,100 allocated to acquired software is being amortized at the greater of 1) the ratio that current gross revenue for the related products bear to total current and anticipated future gross revenue for those products or 2) on a straight-line basis over its estimated useful life of four years.


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

8. Subsequent Event

In March 1998, the Company and its wholly owned subsidiary, Theta Acquisition Corporation, entered into a merger agreement with Phase Shift Technology, Inc. ("PST"). The merger was completed in June 1998. Under the terms of the agreement, the Company, through a wholly owned subsidiary, acquired all of the outstanding shares of PST stock in exchange for 2,000,000 shares of ADE common stock. PST is a privately held manufacturer of high performance, non-contact surface metrology equipment located in Tucson, Arizona. PST products utilize interferometric technology to monitor product yield and improve product design and are currently used in the data storage, optics and related research industries. The transaction has been accounted for as a pooling-of-interests and qualifies as a tax-free reorganization.


9. Quarterly Results of Operations (Unaudited)

 JAL, the Company's 50% owned Japanese affiliate, recognizes revenue from product sales upon formal written acceptance by its customers. The Company recognizes revenue upon shipment of product and accrues for anticipated warranty costs at the time of shipment. This difference in revenue recognition policies resulted in the Company prematurely recognizing income on certain sales to its affiliate during fiscal 1998 for equipment installed at end-user customer locations but not formally accepted by customers. The Company has determined that its quarterly results of operations should be restated for the three and nine month periods ended January 31, 1998. Revenue of $1,237 and net income of $531 have been reversed for the three months ended January 31, 1998 to reflect these adjustments. In the opinion of management, all adjustments necessary to revise the quarterly financial statements have been recorded. Following is a summary of the unaudited quarterly results of operations for this quarter:

                                 ADE CORPORATION
                    NOTES TO UNAUDITED CONDENSED CONSOLIDATED
                              FINANCIAL STATEMENTS
         (in thousands, except share data and per share data; unaudited)


                                                  3 months ended January 31, 1998

                                                                    As Previously
                                                   Restated           Reported
                                                   --------         -------------

Revenue                                            $ 33,102           $ 34,339
Income from operations                                4,611              5,416
Net income                                            3,786              4,317
Net income per share - basic                       $   0.34           $   0.39
Net income per share - diluted                     $   0.33           $   0.38



                                                  9 months ended January 31, 1998

                                                                    As Previously
                                                   Restated           Reported
                                                   --------         -------------

Revenue                                            $ 98,149           $ 99,386
Income from operations                               10,661             11,466
Net income                                            8,299              8,830
Net income per share - basic                       $   0.81           $   0.87
Net income per share - diluted                     $   0.78           $   0.83


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

On September 17, 1997, ADE Software Corporation, a wholly owned subsidiary of the Company, acquired substantially all of the assets, and assumed certain liabilities of the Semiconductor Solutions Division of LPA Software, Inc. ("SSD"), in exchange for $10 million in cash. The Company incurred $48,000 in transaction costs related to the acquisition. SSD, located in Burlington, Vermont, provides yield enhancement and defect analysis software applications to the semiconductor industry and has been integrated into the Company as ADE Yield Enhancement Solutions. A portion of the purchase price was allocated to in-process research and development, which resulted in a charge to the Company's operations of $6.1 million. In addition, $1.1 million was allocated to existing software technology, which is being amortized based upon the ratio that current gross revenue for the related products bear to the total anticipated gross revenue for those products. The excess of the purchase price over the estimated fair value of net assets acquired (goodwill) of approximately $2.4 million is being amortized on a straight-line basis over a period of ten years. The operating results of SSD have been included in the Company's results from the date of acquisition.

In March 1998, the Company entered into a merger agreement with Phase Shift Technology, Inc. ("PST"). The merger was completed in June, 1998. Under the terms of the agreement, the Company, through a wholly owned subsidiary, acquired all of the outstanding shares of PST stock in exchange for 2,000,000 shares of ADE common stock. PST is a privately held manufacturer of high performance, non-contact surface metrology equipment located in Tucson, Arizona. PST products utilize interferometric technology to monitor product yield and improve product design and are currently used in the data storage, optics and related research industries. The transaction has been accounted for as a pooling-of-interests and a tax-free reorganization.

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

Results of Operations

Three Months Ended January 31, 1998 compared to Three Months Ended January 31, 1997

Revenue increased 26.3% to $33.1 million in the third quarter of fiscal 1998 from $26.2 million in the third quarter of 1997. The increase was due to increased unit sales of the Company's products. The increase in unit sales resulted primarily from increased throughput in the Company's manufacturing operations.

Gross margin decreased to 53.0% in the third quarter of fiscal 1998 from 54.6% in the third quarter of 1997. This decrease resulted primarily from a higher proportion of sales made through distributors in certain foreign markets. These sales typically carry a lower unit selling price than domestic sales or sales through external sales representatives. This decrease in selling price was offset by lower commissions paid to sales representatives that resulted in reduced sales and marketing expense. Additionally, the Company has increased its worldwide customer service organization to support its higher levels of system sales, with the related costs contributing to a lower overall gross margin.

Research and development expense increased 76.3% to $6.6 million in the third quarter of fiscal 1998 from $3.8 million in the third quarter of 1997 and increased as a percentage of revenue to 20.0% from 14.3% in the third quarter of 1997. New product development and product improvements have led to higher research and development expenses through increased engineering resources and higher project materials costs. A significant portion of the increase was attributable to continuing efforts to complete development of the Company's 300mm surface inspection and wafer thickness measurement tools. The Company has also continued development efforts to enhance its existing 200mm wafer and advanced 200mm wafer systems. The Company is committed to increasing its investment in research and development to maintain its position as a technological leader.

Marketing and sales expense decreased 4.7% to $3.1 million in the third quarter of fiscal 1998 from $3.3 million in the third quarter of 1997 and decreased as a percentage of revenue to 9.4% from 12.5% in the third quarter of 1997. This decrease occurred despite increases in the marketing and sales organization required to support the Company's increased sales volume. The reduced period expense resulted primarily from a lower proportion of sales and related sales commissions made through external sales representatives in certain foreign markets. The mix of sales channels through which the Company's products are sold may have a significant impact on the Company's marketing and sales expense and the results in any period may not be indicative of marketing and sales expense for future periods.

General and administrative expenses increased 84.5% to $3.2 million in the third quarter of fiscal 1998 versus $1.7 million in the third quarter of 1997 and increased as a percentage of revenue to 9.9% from 6.9% in the third quarter of 1997. Expenses increased as the Company continued to develop management infrastructure to support its rapid growth as well as amortization of the goodwill that resulted from the September 1997 SSD acquisition included in the third quarter of 1998.

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

Nine Months Ended January 31, 1998 compared to Nine Months Ended
January 31, 1997

Revenue increased 42.1% to $98.1 million for the first nine months of fiscal 1998 from $69.1 million for the first nine months of 1997. The increase was due to increased unit sales of the Company's products. The increase in unit sales resulted primarily from stronger demand for capital equipment in the semiconductor and computer disk drive industries.

Gross margin remained constant at 55.5% for the first nine months of fiscal 1998 versus 55.9% for the first nine months of 1997.

Research and development expense increased 66.3% to $17.9 million for the first nine months of 1998 from $10.8 million for the first nine months of 1997, and increased as a percentage of revenue to 18.2% from 15.6% for the first nine months of 1997. Higher expenses resulted from increased engineering resources and project materials utilized in new product development, including continuing efforts to complete development of the Company's 300mm surface inspection and wafer thickness measurement tools and improvements on current products aimed at maintaining the Company's technological leadership.

Marketing and sales expense increased 23.2% to $11.2 million for the first nine months of fiscal 1998 from $9.1 million for the first nine months of 1997, and decreased as a percentage of revenue to 11.4% for the first nine months of fiscal 1998 from 13.2% in 1997. The increase in expenses reflects the growth of the marketing and sales organization to support the Company's increased sales volume, with the decrease as a percentage of revenue reflecting growth in expense at a slower rate than the overall increase in sales.

General and administrative expenses increased 78.1% to $8.6 million for the first nine months of fiscal 1998 from $4.8 million for the first nine months of 1997 and increased as a percentage of revenue to 9.0% from 7.3% for the first nine months of 1997. Expenses increased as the Company continued to develop management infrastructure to support its rapid growth.

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

Net cash used by operating activities for the nine months ended January 31, 1998 was $849,000. Cash generated from operations, prior to increases in working capital, was $9.4 million. This amount was comprised of net income of $8.3 million, non-cash charges for depreciation and amortization of $2.4 million and purchased in-process research and development of $6.1 million. These amounts were partially offset by a $3.4 million increase in deferred income tax benefits, a $3.6 million increase in accounts receivable, a $114,000 decrease in deferred income on sales to Japan ADE Ltd., the Company's 50% owned Japanese distributor, and $252,000 of equity in earnings of affiliates, net of related cash dividends received. The increase in deferred income tax benefits is primarily due to the purchased in-process research and development charge of $6.1 million, which is deductible over a fifteen year period for tax purposes. Cash used for investments in working capital amounted to $10.2 million, which consisted primarily of increased inventory and prepaid expenses of $6.9 million and $1.2 million, respectively, and aggregate reductions in accounts payable and accrued expenses of $683,000.

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

Other Risk Factors

In recent months there have been serious economic problems in the Far East. The Company's business depends in large part upon the capital expenditures of semiconductor wafer and device manufacturers, many of whom have operations in the Far East. At January 31, 1998, the Company's backlog was $44.9 million, which represents a reduction from fiscal year end 1997 and the first two quarters of fiscal 1998. The Company anticipates that its revenue for the current calendar year will be adversely affected by the conditions in the Asian region, particularly Korea, which has historically accounted for a significant portion of the Company's revenue base. Additionally, capital expenditures by semiconductor wafer and device manufacturers historically have been cyclical as they in turn depend upon the current and anticipated demand for integrated circuits. Sustained periods of oversupply within the semiconductor industry could adversely affect the performance of the Company.

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

           None

Item 4.    ubmission of Matters to a Vote of Security Holders:

           None

Item 5.    Other Information:

           None

Item 6. Exhibits and Reports on Form 8-K:

  a. See Exhibit Index, Page 18

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

ADE CORPORATION



Date: July 29, 1998                /s/ Mark D. Shooman
                                   -----------------------------
                                   Mark D. Shooman
                                   Vice President and Chief Financial Officer



Date: July 29, 1998                /s/ Robert C. Abbe
                                   ----------------------------
                                   Robert C. Abbe
                                   President and Chief Executive Officer

                                ADE CORPORATION

                                  EXHIBIT INDEX


Exhibit                                                                    Page
-------                                                                    ----

   11  Statement Regarding Computation of Net Income per Share ..........    19

   27  Financial Data Schedule ..........................................
