Form 10-K
period 1998-04-30
ADE CORP
filed 1998-07-29
CIK 884498

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549
                            ------------------------

                                   FORM 10-K

(MARK ONE)

  /X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                    FOR THE FISCAL YEAR ENDED APRIL 30, 1998

                                       OR

  / /    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
         SECURITIES EXCHANGE ACT OF 1934

        FOR THE TRANSITION PERIOD FROM ______________ TO ______________

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

                                 (781) 467-3500
              (Registrant's telephone number, including area code)

          SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:

                         COMMON STOCK, $0.01 PAR VALUE
                                (Title of class)

    Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 of 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. / /

    As of July 22, 1998, there were outstanding 13,137,412 shares of Common Stock, $.01 par value per share. The aggregate market value of shares of Common Stock held by non-affiliates of the registrant, based upon the last sale price for such stock on that date as reported by Nasdaq, was approximately $174,898,000.

                      DOCUMENTS INCORPORATED BY REFERENCE

    Portions of the definitive Proxy Statement for the 1998 Annual Meeting of Stockholders are incorporated by reference into Part III.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     PART I

ITEM 1. BUSINESS

    CERTAIN STATEMENTS IN THIS REPORT ARE FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED. SUCH FORWARD-LOOKING STATEMENTS MAY BE FOUND IN THE MATERIAL SET FORTH IN THIS ITEM 1 ("BUSINESS") AND IN ITEM 7 ("MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS") AS WELL AS ELSEWHERE IN THIS REPORT. THE COMPANY'S ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THOSE ANTICIPATED IN SUCH FORWARD-LOOKING STATEMENTS AS A RESULT OF CERTAIN FACTORS, INCLUDING THOSE DISCUSSED UNDER THE HEADING "RISK FACTORS" BEGINNING ON PAGE 12 BELOW AND ELSEWHERE IN THIS REPORT. ANY FORWARD-LOOKING STATEMENTS ARE MADE AS OF THE DATE OF THIS REPORT AND THE COMPANY ASSUMES NO OBLIGATION TO UPDATE ANY SUCH FORWARD-LOOKING STATEMENTS OR TO UPDATE THE REASONS WHY ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THOSE ANTICIPATED IN SUCH FORWARD-LOOKING STATEMENTS.

    ADE Corporation is a leader in the design, manufacture, marketing and service of metrology and inspection systems for the semiconductor wafer manufacturing industry. In addition, the Company is a growing supplier of metrology systems to the semiconductor device and computer hard disk industries. The Company's systems analyze and report product quality at critical manufacturing process steps, sort wafers and disks and provide manufacturers with quality certification data. Semiconductor wafer and device and computer hard disk manufacturers use the Company's systems to improve yield and capital productivity. The Company's products have evolved from single instruments used in off-line engineering analysis to multi-function systems for automated in-line monitoring of process-induced defects throughout the wafer and disk manufacturing processes. The Company's systems are designed to deliver the high throughput, reliability and information and analysis necessary to meet the demands of increasingly complex and time-sensitive manufacturing processes.

PRODUCTS

    ADE's product strategy is to develop versatile, modular instrumentation and automation sub-systems that can be assembled to form a number of integrated products. These products support multiple metrology and inspection functions and sorting in the semiconductor wafer and device and hard disk fabrication processes. The Company has over 35 major products currently in use by the semiconductor wafer and device and hard disk manufacturing industries and has shipped more than 1,700 systems. During the past fiscal year, semiconductor equipment sales to wafer manufacturers have generated approximately 71% of the Company's annual revenues. The Company, however, must continue to develop and introduce new products and product enhancements to keep pace with technological developments and changing customer requirements.

    The Company's principal products in the semiconductor wafer, semiconductor device and computer hard disk industries are described below. All metrology and inspection systems have the capability to record, print and store measurement data locally, as well as distribute the data via a network for yield and process management, future analysis and Silicon Wafer Order Form ("SWOF") quality certification.

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

    WIS SERIES. The WIS series products are high throughput, in-line production systems that are used to detect, measure and characterize particles and other defects on wafer surfaces and provide process analysis and control information for the wafer manufacturer. The first of these optical-based systems was introduced in 1981. Based on the Company's existing CR80 production tool design, the WIS-CR81 and WIS-CR82, introduced in 1997, detect particles down to 0.1 microns on wafers up to 200 millimeters in diameter. The WIS systems can be integrated with factory automation systems using industry standard protocols. A variety of software packages are available from the Company to tailor the system to specific customer requirements. The WIS systems are capable of being operated in a class 10 cleanroom environment. The WIS systems range in price from $300,000 to $450,000.

    GALAXY SERIES. The Galaxy series of products are modular, high throughput, in-line production systems that perform metrology and sorting at various stages of the wafer manufacturing and device fabrication processes. A key feature of the systems is their unique ability to measure both the front and back surface of the wafer, holding the wafer gently and only by the edges, so as not to introduce any damage or contamination on either the front or the back surface of the wafer. The AFS-300 and the AWIS-300 systems employ the identical wafer handling platform. The AFS-300 and the AWIS-300 systems range in price from $650,000 to $1,000,000.

    The AFS-300 series systems, introduced in 1997, are generally operated in a class 10 cleanroom environment, are based on ADE's advanced E-Plus station and measure thickness down to an accuracy of 0.25 microns. The AFS-300 series systems measure wafer thickness, flatness, shape, conductivity type and resistivity and can be integrated with factory automation systems using industry standard protocols. The Company has delivered beta units to certain customers.

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

    DISK INDUSTRY PRODUCTS

    VIBRATING SAMPLE AND TORQUE LABORATORY MAGNETOMETERS. These computerized systems are used for the magnetic characterization of a broad range of materials (i.e. disks, tapes, powders, crystals, magneto-optic materials and superconducting materials). Since only a small piece of a magnetic material can be measured in these laboratory systems, a magnetic disk must be cut in order to be measured in such systems. Model 1660 is the only magnetometer which combines Vibrating Sample Magnetometer (VSM) and torque measurements in a single tool. The VSM and torque measurement systems range in price from $110,000 to $275,000.

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

    AUTOGAGER 1500 SERIES. The Autogager 1500 series of products are modular systems capable of automatically characterizing, inspecting and sorting hard disks. The Autogager 1500, the first large-scale, automated dimensional metrology system for the hard disk market, was introduced by the Company in 1996 to meet the industry's increasing demand for the manufacture of Magneto-Resistive ("MR") quality hard disks. These systems measure thickness and thickness variation on advanced hard disks and provide high speed sorting. The products combine an industrial robot with the company's capacitive dimensional metrology into a single, floor-mounted system. These systems, which are capable of operating in a class 1000 cleanroom environment, provide a non-destructive in-line sorting capability and precise disk classification at submicron accuracies. The Autogager 1500 systems range in price from $250,000 to 375,000.

PRODUCTS IN DEVELOPMENT

    In order to maintain its technology leadership, the Company continues to introduce new products. Among those products is the EpiScan 1000 for epitaxial film measurements, InfoTools Software Suite for increased productivity on an ADE tool and Constellation for automated inspection of 200 and 300 mm polished and epi wafer inspection.

    EPISCAN 1000 SERIES. The EpiScan 1000 series of products are high speed film thickness measurement and mapping tools designed specifically for leading edge characterization measurements of advanced thin epi. The EpiScan 1000 system, introduced in 1997, is based on advanced, model-based FTIR (Fourier Transform Infrared Spectroscopy) technology licensed to the Company by On-Line Technologies, Inc. The system is capable of being operated in a class 10 cleanroom environment. The EpiScan 1000 system ranges in price from $210,000 to $300,000. Episcan 1000 was released as a production system in July, 1998.

    CONSTELLATION. The Constellation is a fully automated inspection tool designed to handle the needs of both 200mm and 300mm polished and epi wafer inspection. Constellation offers advanced inspection capabilities for high volume 200 mm production, while offering simple, software-driven conversions to handle 300 mm pilot and production requirements. The Constellation ranges in price from $500,000 to $650,000. Constellation systems are currently in beta test at customers.

    INFOTOOLS SOFTWARE SUITE. InfoTools is an off-line application suite of productivity tools for ADE's UltraScan, UltraGage and WaferCheck systems. InfoTools includes ReportTools for off-line processing of wafer data and RecipeTools for centralized recipe storage. InfoTools increases machine availability and leads to a lower cost of ownership of an ADE tool. InfoTools is modularly priced based on the number of users and applications required. Infotools was released as a product in July, 1998.

TECHNOLOGY

    The Company's metrology and inspection products use its proprietary non-contact capacitive, magnetic and optical technologies to measure the dimensional, magnetic and surface characteristics of semiconductor wafers and devices and computer hard disks.

    DIMENSIONAL TECHNOLOGY

    The Company's non-contact capacitive gaging technology, which is the subject of a series of patents, is used to measure the dimensional parameters (thickness, flatness, shape) of semiconductor wafers, computer hard disks and other objects. This technology is based on the measurement of the capacitance between a measurement probe and the surface of the object. The capacitance varies as a precise function of the distance between the probe and the object being measured, permitting the distance to be measured with a precision of better than 0.01 microns. For example, in the measurement of a semiconductor wafer, two probes, one on each side of the wafer, map both wafer surfaces simultaneously. Electronic circuitry converts the probe capacitance signal into distance signals which are translated by the Company's software to produce information concerning the wafer's thickness, flatness and shape.

    SURFACE INSPECTION TECHNOLOGY

    The Company uses optical methods to detect microscopic surface defects. A finely focused laser beam is scanned over the surface of the wafer. Surface particles or defects cause some of the beam's energy to scatter. Sensitive detectors quantify this scattering signal, which is translated by the Company's software to produce information about particles, micro scratches, haze and other process induced defects on the wafer surface. Although the principles of the Company's optical technology are similar to those used by other manufacturers, the Company believes its theoretical modeling and patented optical engineering and proprietary software result in products having a superior combination of high sensitivity and throughput.

    FOURIER TRANSFORM INFRARED SPECTROSCOPY TECHNOLOGY

    Fourier Transform Infrared Spectroscopy Technology ("FTIR") is used in a broad range of laboratory applications for examining various technical properties of materials and chemicals. On-Line Technologies, Inc., a Connecticut-based technology company, has licensed its FTIR technology to ADE for incorporation into metrology tools for the wafer market. ADE is integrating this technology to provide the increasing precision and accuracy needed to support ever-tightening Epi specifications.

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

    The Company believes that its strong commitment to service is essential, based on the growing complexity of the equipment used in the semiconductor manufacturing process. This complexity makes it difficult for semiconductor wafer and device manufacturers to maintain an internal workforce sufficiently skilled and specialized to support the disparate equipment and technologies used in their processes. ADE has customer support centers in Boston, Charlotte, Austin, Dallas, Milpitas, Vancouver, WA, Milton Keynes, England, Munich, Germany and Kuala Lumpur, Malaysia. In addition, the Company's distributors and sales representatives provide customer support. ADE also offers training programs and maintenance contracts for its customers. The Company offers warranties of up to twelve months covering the performance and reliability of its products.

CUSTOMERS

    The Company's customers include all of the leading semiconductor wafer manufacturers and many of the leading semiconductor device and computer hard disk and disk drive manufacturers throughout the world. Historically, a relatively limited number of customers have accounted for a substantial portion of the Company's revenues. In fiscal years 1998, 1997, and 1996, sales to the Company's top five customers accounted for approximately 49%, 50% and 45%, respectively, of the Company's revenue. During fiscal year 1998 one of the Company's customers, Shin-Etsu Handotai Co., accounted for 17% of the Company's revenue. During the past fiscal year, approximately 71% of the Company's revenues were derived from sales made to wafer manufacturers, with the remainder of the Company's revenues derived from sales to manufacturers of semiconductor devices, and computer hard disks and disk drives and semiconductor equipment. The Company's principal customers are as follows:

    SEMICONDUCTOR WAFER MANUFACTURERS

       Komatsu
       LG Silicon
       MEMC Electronic Materials
       Mitsubishi International
       Posco Huls
       Shin-Etsu Handotai
       Sumitomo Sitix Silicon
       Toshiba
       Wacker Siltronic

    SEMICONDUCTOR DEVICE MANUFACTURERS

       IBM
       Intel
       Lucent Technologies
       Motorola
       ST Microsystems
       Texas Instruments
       Winbond Electronic

    COMPUTER HARD DISK AND DISK DRIVE MANUFACTURERS

       HMT
       Hyundai Electronics
       IBM
       Komag
       Quantum
       Seagate Technology
       Trace
       Western Digital

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

    In fiscal years 1998, 1997 and 1996, the Company's research and development expenditures were $26.0 million, $17.0 million and $7.8 million respectively, representing 21.1%, 16.8% and 11.6% of revenues. Research and development expenditures consist primarily of salaries, project materials and other costs associated with the Company's ongoing research and development efforts.

    Industry standards organizations, such as Semiconductor Equipment and Materials International ("SEMI") and American Standards for Testing and Materials ("ASTM"), are pivotal in defining the test methods, measurement parameters and specifications governing commercial transactions within the semiconductor industry. The Company maintains a significant presence on standards committees of SEMI, ASTM and other international standards organizations. The Company believes that its involvement with these organizations has helped to ensure that the Company's new products conform to industry standards.

BACKLOG

    Backlog decreased to approximately $34.7 million at April 30, 1998 from approximately $61.2 million at April 30, 1997, as a result of increased sales volume in fiscal 1998 and decreased sales orders related to general semiconductor and computer hard disk industries downturns in the second half of fiscal 1998. The Company schedules production based on firm customer commitments and anticipated orders during the planning cycle. The Company includes in its backlog only those customer orders for which it has accepted written purchase orders against which it expects to ship within the following twelve months. All orders are subject to cancellation or delay by the customer with limited or no penalty. The Company does not believe that the level of backlog is an accurate indicator of the Company's performance in future periods.

MANUFACTURING

    The Company's principal manufacturing activities take place at its ISO 9001-registered facility in Westwood, Massachusetts, where dimensional metrology systems are manufactured, and Charlotte, North Carolina, where optical surface inspection equipment is manufactured. The Company's gaging products for the computer disk and disk drive and other industries are manufactured in Newton, Massachusetts and Milpitas, California. Manufacturing activities consist primarily of assembling and testing components and subassemblies which are supplied by third party vendors and then integrated into the Company's finished products. Many of the components and subassemblies are standard products, although certain items are made to Company specifications. The Company manufactures its semiconductor metrology and inspection systems in a cleanroom environment.

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

COMPETITION

    The semiconductor and computer hard disk equipment industries are highly competitive. While the Company believes that it does not presently have significant established competitors in the metrology area of the semiconductor wafer equipment industry, the Company understands that certain companies with complementary technologies may be developing products that could compete with the Company's existing and future products. In the market for optical defect inspection equipment, the Company competes directly with Hitachi Electronics Engineering Co., Ltd. and KLA-Tencor Corporation, both of which have significantly greater financial resources than the Company. In the metrology area of the device industry, the Company has encountered, and expects to encounter in the future, competition from companies offering similar and competing technologies, some of which have significantly greater financial resources than the Company or an existing market presence in the device industry, or both. The Company also expects to encounter intense competition in the areas of metrology and inspection for the hard disk industry. The Company's competitors can be expected to continue to improve the design and performance of their products and to introduce new products with competitive price/performance characteristics. Competitive pressures can necessitate price reduction which can adversely affect operating results. Although the Company believes that it has certain technical and other advantages over its competitors, maintaining such advantages will require a continued high level of investment by the Company in research and development and sales, marketing and service. There can be no assurance that the Company will have sufficient resources to continue to make such investment or that the Company will be able to make the technological advances necessary to maintain such competitive advantages. The current financial situation in Asia could also have the effect of making equipment built in Asia more price competitive than that of the Company.

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

    As of April 21, 1998 the Company holds 28 United States patents and 15 foreign patents covering existing and potential products and has applied for 4 additional patents in the United States and 22 additional foreign patents.

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

EMPLOYEES

    As of April 30, 1998, the Company employed a total of 619 persons at all of its locations. Management believes that the Company's ongoing success depends on its continued ability to attract and retain highly skilled employees. There can be no assurance that the Company will be successful in attracting or retaining such personnel. None of the Company's employees is represented by a labor union, and the Company has experienced no work stoppages. The Company considers its employee relations to be good.

                               EXECUTIVE OFFICERS

    The names, ages and positions held by the executive officers of the Company are as follows:

NAME                                            AGE      POSITION
------------------------------------------      ---      ---------------------------------------------------------------

Robert C. Abbe............................          60   President and Chief Executive Officer

E. Fred Schiele...........................          46   Vice President and General Manager, ADE Semiconductor Systems

Mark D. Shooman...........................          51   Vice President and Chief Financial Officer

Noel S. Poduje............................          53   Vice President of Strategic Technology Development

William H. Ohm............................          51   Vice President and General Manager of ADE Technologies, Inc.

Barry Glasgow.............................          52   Vice President of Worldwide Sales and Customer Support

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

    E. Fred Schiele joined the Company in 1996 and serves as the Vice President and General Manager of ADE Semiconductor Systems, which consists of the Dimensional Systems in Westwood and the Optical Systems in Charlotte. Prior to joining ADE, Mr. Schiele was a Vice President at Electro Scientific Industries, Inc. and has held senior level positions at Xerox Corporation, Inmos Corporation, RTE Corporation and UVC Corporation. Mr. Schiele holds a BS in Physics from Principia College and an MBA from the University of Wisconsin. Mr. Schiele left the Company in April, 1998.

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

    Barry Glasgow joined the Company in 1997 as Vice President of Worldwide Sales and Customer Support. From July 1995 to June 1997, he served as director of Worldwide Sales for Semiconductor Systems Group of Electro Scientific Industries, Inc. From May 1987 to July 1995, he served as Vice President of Sales and Marketing of XRL, Inc. Mr. Glasgow received a BS in Physics and Psychology from the University of Massachusetts, and studied experimental psychology in the Ph.D. programs at Indiana University and the University of Minnesota. Mr. Glasgow left the Company in June, 1998.

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

    FLUCTUATIONS OF QUARTERLY OPERATING RESULTS. The Company's quarterly operating results have varied and may continue to vary significantly. The Company's quarterly revenues typically are derived from a relatively small number of customer orders. These customer orders may consist of multiple systems, each of which are priced between approximately $100,000 and $750,000. As a result, the timing of significant orders or a reduction in the number of systems shipped in a quarter could have a material effect on the Company's revenues and results of operations for that quarter. The results for a particular quarter may also vary due to a number of factors, including economic conditions in the semiconductor and hard disk industries, the timing of shipments of orders to major customers, the mix of products sold by the Company, competitive pricing pressures and the Company's ability to design, introduce and manufacture new products on a cost effective and timely basis. Moreover, customers may cancel or reschedule shipments, and production difficulties or the inability to obtain critical components could delay shipments. In addition, the Company's product sales have fluctuated, and are likely to continue to fluctuate, based on seasonal factors, such as customers' capital budget approval cycles, among others. These factors could have a material adverse effect on the Company's results of operations. The Company has increased its research and development spending in recent periods, in part to support its development of systems for next-generation 300 millimeter semiconductor wafers. The Company's expense levels are fixed in advance and based in part on its expectations as to future revenues. As a consequence, any material shortfall in revenue in a given quarter could have a material adverse effect on the Company's earnings.

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

    The Company expects acquisitions and business combinations, by competitors and potential competitors of the Company, in the metrology as well as in the defect inspection markets. Acquisitions by the Company's competitors and potential competitors could allow them to offer new products without the lengthy time delays typically associated with internal product development, which could afford such competitors and potential competitors an advantage in meeting customers' demands. Such acquisitions by others could also have the effect of limiting the Company's access to commercially significant technologies. The greater resources, including financial and marketing and support resources, of competitors engaged in these acquisitions could permit them to accelerate the development and commercialization of new competitive products and the marketing of existing competitive products to their larger installed bases. Accordingly, such business combinations and acquisitions by competitors and potential competitors could have an adverse impact on both the Company's market share and the pricing of its products, which could have a material adverse effect on the Company's business and results of operations.

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

    The ongoing financial crisis in Asia has created an unstable market for the Company's products. The current trend in foreign exchange rates raises the cost of equipment manufactured in the United States to Asian companies. Furthermore, it makes equipment manufactured in Asia more price competitive to local customers than the equipment of the Company. Given that historically approximately 50% of the Company's revenue has come from Asia, the current financial crisis could materially affect the competitive position of the Company and consequently, financial results.

    COST REDUCTIONS. The current down cycles in the semiconductor and computer hard disk industries have adversely affected the Company. There can be no assurance that the Company will be able to attract and retain the necessary personnel to accomplish its strategic goals, satisfactorily support its customers or operations or successfully bring new products to market while aligning its cost structure with market conditions.

    CUSTOMER AND INDUSTRY CONCENTRATION. A relatively limited number of customers have historically accounted for a substantial portion of the Company's revenues in each year. In fiscal years 1998, 1997 and 1996, sales to the Company's top five customers in each period, all of which are in the semiconductor wafer industry, accounted for approximately 49%, 50% and 45%, respectively, of the Company's revenue. In fiscal 1998, one of the Company's customers accounted for 17% of the Company's revenue. The loss of or any reduction in orders by any of these customers, including reductions due to market, economic or competitive conditions in the semiconductor industry or in other industries that manufacture products utilizing semiconductors, could adversely affect the Company's business, financial condition and results of operations. In each of the last three fiscal years the Company has derived over 70% of its revenue, including approximately 71% in fiscal 1998, from customers in the semiconductor wafer industry. While the Company is focusing on expanding the level of its business in the device and hard disk industries, there can be no assurance that the Company's efforts will be successful. The Company's ability to maintain or increase its sales levels in the future will depend in part upon its ability to obtain orders from new customers as well as the financial condition and success of its existing customers and the general economy. There can be no assurance that the Company will be able to maintain or continue to increase the level of its revenues in the future or that the Company will be able to retain existing customers or to attract new customers. In addition, given the limited number of customers, any delay in collecting, or inability to collect, accounts receivable could have a material adverse effect on the Company's financial results. See Notes 2 and 11 of Notes to Consolidated Financial Statements.

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

    RISKS ASSOCIATED WITH INTERNATIONAL OPERATIONS. International sales accounted for 63%, 60% and 59% of the Company's revenues for the fiscal years 1998, 1997 and 1996, respectively. See Note 11 of Notes to Consolidated Financial Statements. The Company expects that international sales will continue to represent a significant percentage of revenues. The Company's international business may be affected by changes in demand resulting from fluctuations in interest and currency exchange rates as well as by factors such as the risk of government financed competition, changes in trade policies, tariff regulations and difficulties in obtaining U.S. export licenses.

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

    Some customers using certain products of the Company have received a notice of infringement from the Lemelson Foundation, alleging that equipment used in the manufacture of semiconductor products infringes patents issued to Mr. Jerome
H. Lemelson relating to "computer image analysis" or "digital signal generation and analysis." Certain of these customers have notified the Company that they may seek indemnification from the Company for any damages and expenses resulting from this matter. Neither the Company nor any of its products has been identified by the Lemelson Foundation as infringing its patents. There can be no assurance, however, that the Lemelson Foundation would not bring a claim against the Company for infringement or that the Company would prevail in any such action. If the Lemelson Foundation were to prevail in any such action, the Company might be required to pay license fees or royalties to the Foundation, which could have an adverse impact on the Company's profitability.

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

ITEM 2. PROPERTIES

    The Company's principal operations are located in an approximately 117,000 square foot company-owned building in Westwood, Massachusetts. During the year ended April 30, 1998, the Company purchased a 46,000 square foot building in Newton, Massachusetts that it had formerly leased under a five year lease that was to expire in May, 2002. The Company also disposed of a 14,400 square foot building in Burlington, Massachusetts during the year ended April 30, 1998. In addition, the Company leases a 38,000 square foot building in Charlotte, North Carolina under a ten year lease that expires in September 2004 and a 14,200 square foot building in Milpitas, California under a five year lease that expires in December 2001. The Company also leases space for sales and service support offices in various other locations.

ITEM 3. LEGAL PROCEEDINGS

    The Company is not a party to any material legal proceedings.

ITEM 4. SUBMISSION OF MATTERS TO SECURITY HOLDERS

    There were no matters submitted to a vote of security holders during the fourth quarter of the fiscal year ended April 30, 1998.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
       STOCKHOLDER MATTERS

MARKET PRICE OF COMMON STOCK

    The Company's Common Stock trades on the Nasdaq Stock Market ("Nasdaq") under the symbol "ADEX." The following table sets forth the high and low sale prices for each quarter for the Common Stock as reported by Nasdaq for the periods indicated.

                                                                                 HIGH        LOW
                                                                               ---------  ---------
FISCAL YEAR ENDED APRIL 30, 1998
First quarter................................................................  30 1/4     18 1/4
Second quarter...............................................................  45 1/2     19 3/4
Third quarter................................................................  32 1/2     14 7/16
Fourth quarter...............................................................  21         14 5/8
FISCAL YEAR ENDED APRIL 30, 1997
First quarter................................................................  22 1/4     8 3/4
Second quarter...............................................................  11 5/8     8 1/4
Third quarter................................................................  20 5/8     8 3/5
Fourth quarter...............................................................  20 3/4     16 1/2
FISCAL YEAR ENDED APRIL 30, 1996
Second quarter (beginning 10/18/95)..........................................  18 1/2     14 1/8
Third quarter................................................................  18 1/4     12
Fourth quarter...............................................................  16         12 1/2

    The last sale price of the Common Stock on July 22, 1998, as reported by Nasdaq, was $13 5/16 per share. As of July 22, 1998, there were 119 holders of record of the Common Stock (approximately 3,163 beneficial holders).

    The Company has never declared or paid any cash dividends on its Common Stock and currently expects that future earnings will be retained for use in its business.

RECENT SALES OF UNREGISTERED SECURITIES

    In June 1998, in consideration of a merger between a wholly-owned subsidiary of the Company and Phase Shift Technology, Inc. ("PST"), a privately-owned company, the Company issued an aggregate of 2,000,000 shares of Common Stock to the Phase Shift shareholders. All of the recipients of shares were

"accredited investors" under the definition of that term in Regulation D under the Securities Act. The issuance of the shares was privately negotiated in the context of negotiations for the merger with Phase Shift, and was exempt from the registration requirements of Section 5 of the Securities Act of 1933 pursuant to
Section 4(2) of that Act.

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA

    The following table sets forth selected financial data of the Company for and as of the fiscal years ended April 30, 1998, 1997, 1996, 1995 and 1994. The selected financial data as of April 30, 1998, 1997 and 1996 and for the three years ended April 30, 1998 have been derived from the Company's consolidated financial statements which have been audited by PricewaterhouseCoopers LLP, independent accountants. The selected financial data as of April 30, 1996, 1995 and 1994 and for the two years ended April 30, 1995 have been derived from the Company's audited consolidated financial statements, together with the unaudited financial statements of DMS as of March 31, 1995 and 1994 and for the two years ended March 31, 1995. The selected financial data should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Consolidated Financial Statements and Notes thereto. No cash dividends were declared or paid in any of the periods presented.

                                                                            YEAR ENDED APRIL 30,
                                                                      --------------------------------
                                                             1998        1997       1996       1995       1994
                                                          ----------  ----------  ---------  ---------  ---------

                                                                   (in thousands, except per share data)
STATEMENT OF INCOME DATA:
  Revenue...............................................  $  123,265  $  101,403  $  67,339  $  46,152  $  32,828
  Cost of revenue.......................................      56,129      44,838     31,135     23,293     16,861
                                                          ----------  ----------  ---------  ---------  ---------
    Gross profit........................................      67,136      56,565     36,204     22,859     15,967
                                                          ----------  ----------  ---------  ---------  ---------
  Operating expenses:
    Research and development............................      26,038      17,012      7,798      6,318      6,073
    Purchased in-process research and development.......       6,100          --         --         --         --
    Marketing and sales.................................      14,991      13,665     10,169      6,842      5,981
    General and administrative..........................      12,764       7,446      6,759      4,455      4,186
                                                          ----------  ----------  ---------  ---------  ---------
      Total operating expenses..........................      59,893      38,123     24,726     17,615     16,240
                                                          ----------  ----------  ---------  ---------  ---------
  Income (loss) from operations.........................       7,243      18,442     11,478      5,244       (273)
                                                          ----------  ----------  ---------  ---------  ---------
  Other income (expense):
    Interest income (expense), net......................       2,232         329        331       (404)      (392)
    Other income........................................          --          --         --         --        229
                                                          ----------  ----------  ---------  ---------  ---------
  Total other income (expense)..........................       2,232         329        331       (404)      (163)
                                                          ----------  ----------  ---------  ---------  ---------
  Income (loss) before provision (benefit) for income
    taxes and equity in net earnings (loss) of
    affiliated companies................................       9,475      18,771     11,809      4,840       (436)
  Provision (benefit) for income taxes..................       1,823       5,705      4,004      1,709        (83)
                                                          ----------  ----------  ---------  ---------  ---------
  Income (loss) before equity in net earnings (loss) of
    affiliated companies................................       7,652      13,066      7,805      3,131       (353)
  Equity in net earnings (loss) of affiliated
    companies...........................................      (1,005)         99         --         --         --
                                                          ----------  ----------  ---------  ---------  ---------
    Net income (loss)...................................  $    6,647  $   13,165  $   7,805  $   3,131  $    (353)
                                                          ----------  ----------  ---------  ---------  ---------
  Basic earnings (loss) per share.......................  $     0.64  $     1.55  $    1.04  $    0.49  $   (0.06)
                                                          ----------  ----------  ---------  ---------  ---------
  Diluted earnings (loss) per share.....................  $     0.61  $     1.48  $    0.98  $    0.48  $   (0.06)
                                                          ----------  ----------  ---------  ---------  ---------
  Weighted average common shares--basic.................      10,415       8,501      7,502      6,417      6,360
                                                          ----------  ----------  ---------  ---------  ---------
  Weighted average common shares--diluted...............      10,822       8,880      7,938      6,490      6,360
                                                          ----------  ----------  ---------  ---------  ---------

                                                                                 APRIL 30,
                                                          -------------------------------------------------------
                                                             1998        1997       1996       1995       1994
                                                          ----------  ----------  ---------  ---------  ---------

                                                                              (in thousands)
BALANCE SHEET DATA:
  Cash and cash equivalents.............................  $   68,541  $   19,374  $  21,513  $   3,277  $   1,870
  Working capital.......................................     106,765      45,769     39,828     15,415     11,856
  Total assets..........................................     165,618      88,417     61,978     28,763     25,758
  Long-term debt, less current portion..................       8,613       5,091        677      2,166      2,121
  Total stockholders' equity............................  $  138,525  $   61,388  $  46,502  $  16,205  $  13,200

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

    A relatively limited number of customers have accounted for a substantial portion of the Company's revenue. Moreover, during the past fiscal year approximately 71% of the Company's revenue was derived from sales made to wafer manufacturers, with the remainder of the revenue derived principally from sales to manufacturers of semiconductor devices and computer hard disks. The Company derives a substantial portion of its revenue from a relatively small number of customer orders. These customer orders often consist of multiple systems, which can range in price from approximately $100,000 to $750,000. As a result, the timing of significant orders or a reduction in the number of systems shipped in a quarter could have a material effect on the Company's revenue and results of operations for that quarter.

    Revenue from product sales is recorded upon shipment. The Company accrues for anticipated warranty costs upon shipment. Service revenue is recognized as the services are performed. Service contract revenue is recognized ratably over the contractual periods the services are provided. The Company does not provide the right to return products. Revenue from software licenses is recognized when an agreement has been executed, software has been delivered and all significant contractual obligations have been met. Revenue from software consulting services provided on a time and reimbursable expense basis is recognized as the services are provided. Customer support revenue is deferred and recognized ratably over the contractual periods the services are provided

    On September 17, 1997 ADE Software Corporation, a wholly owned subsidiary of the Company, acquired substantially all of the assets, and assumed certain liabilities of the Semiconductor Solutions Division of LPA Software, Inc. ("SSD"), in exchange for $10 million in cash. The Company incurred $48,000 in transaction costs related to the acquisition. SSD, located in Burlington, Vermont, provides yield enhancement and defect analysis software applications to the semiconductor industry and has been integrated into the Company as ADE Yield Enhancement Solutions. A portion of the purchase price was allocated to in-process research and development, representing research and development which had not reached technological feasibility and which had no alternative future use, which resulted in a charge to the Company's operations of $6.1 million. In addition, $1.1 million was allocated to existing software technology. The excess of the purchase price over the estimated fair value of net assets acquired (goodwill) was approximately $2.4 million. The operating results of SSD have been included in the Company's results from the date of acquisition.

    On June 11, 1998, pursuant to an Agreement and Plan of Merger (the "PST Agreement"), the Company, through a wholly owned subsidiary, merged with Phase Shift Technology, Inc. ("PST"), an Arizona corporation. PST designs, manufactures and markets a broad line of high-performance, non-contact surface metrology equipment using advanced optical interferometric technology. Pursuant to the PST Agreement, each outstanding share of PST common stock was exchanged for two shares of the Company's common stock. A total of 2,000,000 shares of the Company's common stock were issued in this transaction. This transaction has been accounted for as a pooling-of-interests. Accordingly, upon issuance of financial statements inclusive of the date of merger, all prior period financial statements will be restated as if the merger occurred at the beginning of such periods.

RESULTS OF OPERATIONS

    For the periods indicated, the following table sets forth the percentage of total revenue represented by the respective line items in the Company's consolidated statement of income.

                                                                                                YEAR ENDED APRIL 30,
                                                                                           -------------------------------
                                                                                             1998       1997       1996
                                                                                           ---------  ---------  ---------
Revenue..................................................................................      100.0%     100.0%     100.0%
Cost of revenue..........................................................................       45.5       44.2       46.2
Gross profit.............................................................................       54.5       55.8       53.8

Operating expenses:
Research and development.................................................................       21.1       16.8       11.6
Purchased in-process research and development............................................        4.9         --         --
Marketing and sales......................................................................       12.2       13.5       15.1
General and administrative...............................................................       10.4        7.3       10.0
Income from operations...................................................................        5.9       18.2       17.1
Other income.............................................................................        1.9        0.3        0.5
Net income...............................................................................        5.4%      13.0%      11.6%

FISCAL YEAR ENDED APRIL 30, 1998 COMPARED TO FISCAL YEAR ENDED APRIL 30, 1997

    REVENUE. Revenue increased 21.6% to $123.3 million in fiscal 1998 from $101.4 million in fiscal 1997. The increase was primarily due to increased unit sales of the Company's products. The increase in unit sales resulted primarily from strong demand for capital equipment in the semiconductor industry and increased throughput in the Company's manufacturing operations. Additionally, the Company experienced increased demand for its gaging equipment used in the computer disk drive industry. The Company is currently developing product enhancements and new products designed to meet increasing demand for metrology and inspection equipment for advanced 200 millimeter and 300 millimeter wafers. A competitor of the Company has begun shipping optical inspection products for advanced 200 millimeter and 300 millimeter wafers. The Company believes that its next generation product, for which beta units have been shipped to customers, will be technologically superior to the competitor's new product. Until the Company begins shipping production units of its next generation product, the Company's sales of its wafer inspection systems could be adversely affected.

    The Company has been adversely affected by a general slowdown in capital equipment spending in both the semiconductor and computer disk drive industries. Additionally, the current financial uncertainty within the economies of certain Asian countries has adversely affected, and may continue to adversely affect the Company. These effects have included and could include delay or cancellation of orders, postponement of delivery dates, price concessions and extended payment terms on product sales. The Company remains cautious about when growth in these industries will return.

    GROSS MARGIN. Gross margin decreased to 54.5% in fiscal 1998 from 55.8% in fiscal 1997. The decrease was primarily due to costs associated with increased manufacturing capacity and overhead expense. The Company operated in its new headquarters and expanded manufacturing facility in Westwood, Massachusetts and expanded facilities in its Charlotte, North Carolina manufacturing site during all of fiscal 1998 compared to only the third and fourth quarters of fiscal 1997. The Company also purchased and renovated its former manufacturing facility in Newton, Massachusetts during fiscal 1998, which currently serves as the headquarters of the Company's ADE Technologies, Inc. ("ATI") subsidiary, which markets to the computer hard disk industry. Additionally, the Company has increased its worldwide customer service organization to support its higher levels of system sales, with the related personnel and travel costs contributing to a lower overall gross margin. Gross margins in the near future may be adversely affected by the distribution of fixed overhead costs over lower sales volume, price concessions on product sales or increased customer service costs as a percentage of total revenue.

    RESEARCH AND DEVELOPMENT. Research and development expense in fiscal 1998 increased 53.1% to $26.0 million from $17.0 million in fiscal 1997 and increased as a percentage of revenue to 21.1% from 16.8%. The continuing delays in expected volume sales of 300 millimeter equipment and the Company's belief that a second generation of 300 millimeter products will become available by the time volume purchases begin resulted in significantly increased expenditures on the Company's 300 millimeter surface inspection and wafer thickness products. The Company also continues to develop upgrades and enhancement features to its current products as its semiconductor industry customers seek to improve their yields on 200 millimeter wafers.

    MARKETING AND SALES. Marketing and sales expense increased 9.7% to $15.0 million in fiscal 1998 from $13.7 million in fiscal 1997, but decreased as a percentage of revenue to 12.2% in fiscal 1998 from 13.5% in fiscal 1997. The increase in expenses reflects the growth of the marketing and sales organizations to support the Company's increased sales volume, with the decrease as a percentage of revenue reflecting growth in expense at a slower rate than the overall increase in sales.

    GENERAL AND ADMINISTRATIVE. General and administrative expenses increased 71.4% to $12.8 million in fiscal 1998 from $7.4 million in fiscal 1997 and increased as a percentage of revenue to 10.4% from 7.3%. Expenses increased as the Company continued to develop management infrastructure to support its rapid growth. Fiscal 1998 expenses included $1.1 million in additional bad debt reserves due to the adverse economic conditions in certain Asian countries as well as the impact of the semiconductor industry downturn on certain domestic customers.

    OTHER INCOME. Other income was $2.2 million in fiscal 1998 versus $329,000 in fiscal 1997. Fiscal 1998 interest income of $2.7 million was partially offset by interest expense of $507,000 associated with the Industrial Development Bonds used to finance the acquisition and renovation of the Company's corporate headquarters and manufacturing facility in Westwood, Massachusetts and the headquarters and primary manufacturing facility of the Company's ATI subsidiary in Newton, Massachusetts.

    PROVISION FOR INCOME TAXES. The effective tax rates for fiscal 1998 and 1997 were 19.2% and 30.4%, respectively, and differed from the federal statutory rate primarily because of benefits from the use of a foreign sales corporation by the Company, state income taxes and tax credits. The fiscal 1998 rate was lower than the fiscal 1997 rate due to the benefit of investment tax credits resulting from increased capital spending in fiscal 1998 and the benefit from increased federal and state research and development tax credits primarily realized in the fourth quarter of fiscal 1998.

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

    MARKETING AND SALES. Marketing and sales expense increased 34.4% to $13.7 million in fiscal 1997 from $10.2 million in fiscal 1996, but decreased as a percentage of revenue to 13.5% in fiscal 1997 from 15.1% in fiscal 1996. The increase in expenses reflects the growth of the marketing and sales organizations to support the Company's increased sales volume, with the decrease as a percentage of revenue reflecting growth in expense at a slower rate than the overall increase in sales.

    GENERAL AND ADMINISTRATIVE. General and administrative expenses increased 10.2% to $7.4 million in fiscal 1997 from $6.8 million in fiscal 1996 and decreased as a percent of revenue to 7.3% from 10.0%. General and administrative expenses increased at a lower rate than revenue growth, as these expenses are relatively stable compared to revenue growth.

    OTHER INCOME. Net interest income was $329,000 in fiscal 1997 versus net interest income of $331,000 in fiscal 1996. Interest income was offset by interest expense associated with an Industrial Development Bond used to finance the acquisition and renovation of the Westwood manufacturing facility.

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

SELECTED CONSOLIDATED QUARTERLY OPERATING RESULTS

    The following tables set forth consolidated statement of income data for each of the eight quarters in the period beginning May 1, 1995 and ending April 30, 1998. This information has been derived from the Company's unaudited financial statements. The unaudited financial statements have been prepared on the same basis as the audited financial statements contained herein and include all adjustments, consisting only of normal recurring adjustments, that the Company considers necessary to present fairly this information when read in conjunction with the Company's annual audited financial statements and notes thereto appearing elsewhere in this Form 10-K. The Company's operating results for any one quarter are not necessarily indicative of results for any future period.

                                                                         QUARTER ENDED
                                     --------------------------------------------------------------------------------------
                                     JULY 31,   OCT. 31,   JAN. 31,   APRIL 30,  JULY 31,   OCT. 31,   JAN. 31,   APRIL 30,
                                       1996       1996       1997       1997       1997       1997       1998*      1998
                                     ---------  ---------  ---------  ---------  ---------  ---------  ---------  ---------
                                                             (IN THOUSANDS, EXCEPT PER SHARE DATA)
STATEMENT OF INCOME DATA:
  Revenue..........................  $  19,991  $  22,882  $  26,193  $  32,337  $  31,446  $  33,601  $  33,102  $  25,116
  Cost of revenue..................      8,685      9,882     11,898     14,373     14,151     13,952     15,545     12,481
                                     ---------  ---------  ---------  ---------  ---------  ---------  ---------  ---------
  Gross profit.....................     11,306     13,000     14,295     17,964     17,295     19,649     17,557     12,635
                                     ---------  ---------  ---------  ---------  ---------  ---------  ---------  ---------
  Operating expenses:
    Research and development.......      3,221      3,783      3,757      6,251      5,252      6,021      6,624      8,141
    Purchased in-process research
      and development..............         --         --         --         --         --      6,100         --         --
    Marketing and sales............      2,977      2,868      3,272      4,548      3,669      4,446      3,117      3,759
    General and administrative.....      1,421      1,676      1,738      2,611      2,609      2,797      3,205      4,153
                                     ---------  ---------  ---------  ---------  ---------  ---------  ---------  ---------
      Total operating expenses.....      7,619      8,327      8,767     13,410     11,530     19,364     12,946     16,053
                                     ---------  ---------  ---------  ---------  ---------  ---------  ---------  ---------
  Income (loss) from operations....      3,687      4,673      5,528      4,554      5,765        285      4,611     (3,418)
  Other income (expense), net......        151         79        (14)       113        156        595        696        785
                                     ---------  ---------  ---------  ---------  ---------  ---------  ---------  ---------
  Income before provision for
    (benefit from) income taxes and
    equity in net earnings (loss)
    of affiliated companies........      3,838      4,752      5,514      4,667      5,921        880      5,307     (2,633)
  Provision for (benefit from)
    income taxes...................      1,290      1,650      1,851        914      2,072        308      1,737     (2,294)
                                     ---------  ---------  ---------  ---------  ---------  ---------  ---------  ---------
  Income before equity in net
    earnings (loss) of affiliated
    companies......................      2,548      3,102      3,663      3,753      3,849        572      3,570       (339)
  Equity in net earnings (loss) of
    affiliated companies...........         --         15        156        (72)        34         58        216     (1,313)
                                     ---------  ---------  ---------  ---------  ---------  ---------  ---------  ---------
  Net income.......................  $   2,548  $   3,117  $   3,819  $   3,681  $   3,883  $     630  $   3,786  $  (1,652)
                                     ---------  ---------  ---------  ---------  ---------  ---------  ---------  ---------
                                     ---------  ---------  ---------  ---------  ---------  ---------  ---------  ---------
  Basic earnings per share.........  $    0.30  $    0.37  $    0.45  $    0.43  $    0.45  $    0.06  $    0.34  $   (0.15)
  Diluted earnings per share.......  $    0.29  $    0.36  $    0.43  $    0.41  $    0.43  $    0.06  $    0.33  $   (0.15)
  Weighted average shares
    outstanding--basic.............      8,443      8,450      8,516      8,596      8,617     10,838     11,096     11,100
  Weighted average shares
    outstanding -- diluted.........      8,864      8,772      8,871      9,012      9,124     11,316     11,447     11,100

                                                                         QUARTER ENDED
                                     --------------------------------------------------------------------------------------
                                     JULY 31,   OCT. 31,   JAN. 31,   APRIL 30,  JULY 31,   OCT. 31,   JAN. 31,   APRIL 30,
                                       1996       1996       1997       1997       1997       1997       1998*      1998
                                     ---------  ---------  ---------  ---------  ---------  ---------  ---------  ---------
PERCENTAGE OF REVENUE:
  Revenue..........................      100.0%     100.0%     100.0%     100.0%     100.0%     100.0%     100.0%     100.0%
  Cost of revenue..................       43.4       43.2       45.4       44.4       45.0       41.5       47.0       49.7
  Gross profit.....................       56.6       56.8       54.6       55.6       55.0       58.5       53.0       50.3
  Operating expenses:
    Research and development.......       16.1       16.5       14.3       19.3       16.7       17.9       20.0       32.4
    Marketing and sales............       14.9       12.5       12.5       14.1       11.7       13.2        9.4       15.0
    General and administrative.....        7.1        7.3        6.6        8.1        8.3        8.3        9.7       16.5
  Income (loss) from operations....       18.4       20.4       21.1       14.1       18.3        0.8       13.9      (13.6)
  Other income (expense), net......        0.8        0.3       (0.1)       0.3        0.5        1.8        2.1        3.1
  Net income (loss)................       12.7%      13.6%      14.6%      11.4%      12.3%       1.9%      11.4%      (6.6)%

------------------------

*Restated -- see note 16 to the consolidated financial statements.

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

FOURTH QUARTER ADJUSTMENTS

    The Company recorded a $2.3 million credit to the provision for income taxes during the fourth quarter of fiscal 1998, which included a $1.8 million credit resulting from the difference between the Company's actual effective tax rate for fiscal 1998 of 19.2% and the estimated effective tax rate of 34% utilized during the first three quarters of fiscal 1998. Also in the fourth quarter of 1998, the Company reversed accrued employee bonus expense of $1.3 million, which had been recorded in the first two quarters of fiscal 1998. The difference between the Company's actual effective tax rate and the estimated effective tax rate used in the first three quarters of fiscal 1998 resulted primarily from the effect of a $2.6 million pre-tax loss for the three months ended April 30, 1998 compared to pre-tax income of $12.1 million for the first nine months of fiscal 1998 and larger than anticipated federal and state research and development tax credits, due in part to increased expenditures in the fourth quarter of fiscal 1998. The reversal of the accrued bonus expense reflects the Company's cost reduction measures during the current semiconductor and computer disk drive industry downturns.

LIQUIDITY AND CAPITAL RESOURCES

    As of April 30, 1998, the Company had cash and cash equivalents of $68.5 million and working capital of $106.8 million. In addition, the Company had $3.8 million in restricted cash held as security for the tax-exempt Industrial Development Bond (the "IDB") issued through the Massachusetts Industrial Finance Agency ("MIFA") described below.

    Net cash provided by operating activities prior to investments in working capital for fiscal 1998 was $16.2 million. This amount was comprised of net income of $6.6 million, a decrease in total accounts receivable of $4.5 million, non-cash charges for depreciation and amortization of $3.4 million, purchased in-process research and development of $6.1 million and a $1.1 million charge related to the Company's equity in net losses of affiliated companies. These amounts were partially offset by a $3.6 million increase in deferred income tax benefits and a $1.9 million decrease in income taxes payable. The increase in deferred income tax benefits is primarily due to the purchased in-process research and development charge of $6.1 million, which is deductible over a fifteen year period for tax purposes. Investments in working capital consisted primarily of increased inventory and prepaid expenses and other current assets of $5.0 million and $6.1 million, respectively, as well as aggregate reductions in accounts payable and accrued expenses of $1.1 million.

    Net cash used in investing activities was $28.2 million. Cash used in investing activities consisted primarily of $12.5 million for purchases of fixed assets, $10.0 million for the acquisition of the Semiconductor Solutions Division of LPA Software, Inc., $1.8 million of additional investments in and advances to affiliated companies and $3.8 million in restricted cash used to secure the December 1997 IDB described below. Included in the fixed asset purchases was $4.5 million to purchase, refurbish and equip ATI's new headquarters in Newton, Massachusetts. During the next fiscal year, the Company anticipates investing between $5 million and $6 million in a new facility for PST in Tucson, Arizona to provide additional manufacturing capacity as PST's products and technology are integrated with those of the Company.

    Net cash provided by financing activities was $73.5 million. Cash provided by financing activities consisted of $67.8 million received as net proceeds from a public offering of 2,300,000 shares of the Company's common stock completed in August 1997, $4 million in proceeds from the IDB issued through MIFA in December 1997 and $1.3 million in tax benefits related to the exercise of common stock options. These amounts were partially offset by $943,000 in repayments of long term debt.

    The December 1997 IDB carries an interest rate of 5.79%, with 50% of the outstanding principal payable monthly on a ratable basis for 10 years with the remaining 50% due in December 2007. The proceeds from the IDB were used to finance the purchase and renovation of the ATI facility, with the related debt secured by $3.8 million in cash pledged by the Company as collateral. This cash is classified as restricted cash on the April 30, 1998 balance sheet. Under the terms of the bond agreement, the Company may substitute a letter of credit in an amount equal to 105% of the outstanding principal balance as collateral for the Company's obligations under the IDB, allowing the restricted cash balance to be used for general corporate purposes. The Company also issued a $5.5 million IDB in June 1996, which carries an interest rate of 5.74% and requires monthly principal and interest payments of $43,000 through June 2006, when the remaining principal balance of $2.8 million becomes due. This IDB is secured by a standby letter of credit from a financial institution bearing a fee of 1.25% of the outstanding bond balance.

    In December 1997, the Company entered into an unsecured revolving line of credit facility (the "Credit Facility") with a bank, with a maximum borrowing amount of $8 million. The Credit Facility provides the Company the option of borrowing at either the bank's prime rate or the bank's LIBOR rate plus 2%. The Credit Facility expires and all outstanding amounts thereunder are due December 21, 1999. There were no borrowings outstanding under the Credit Facility at April 30, 1998.

    Since inception, the Company has satisfied its cash requirements primarily through cash flow from operations, private placements and an initial and follow on public offering of the Company's common stock, bank borrowings and equipment financing.

    The Company believes that cash from operations, existing cash resources and bank borrowings, together will be adequate to fund operations for at least the next 12 months.

    The Company's long-term capital requirements will be affected by many factors, including the success of the Company's current and anticipated product offerings, the Company's ability to enhance its current products and to develop and introduce new products that keep pace with technological developments and general trends in the semiconductor wafer and device industries. The Company plans to finance its long-term capital needs with existing cash reserves and interest earned thereon, revenue from product sales, bank loans, leases and debt financings. To the extent that such funds are insufficient to finance the Company's activities, the Company will have to raise additional funds through the issuance of additional equity or debt securities or through other means. There can be no assurance that additional financing will be available on acceptable terms.

YEAR 2000

    The Company has formed a task force to assess the nature, extent and cost of remediation of any Year 2000 compliance issues confronting the Company and its suppliers. The project encompasses reviewing the Company's internal systems and products as well as supplier compliance. This assessment has begun at each of its operating units and the Company has identified certain requisite corrective actions. Some of these actions have already been and others remain to be completed. The Company is planning to complete all Year 2000 upgrades to its major systems, both internal and those included in the Company's products, in calendar 1998. Additionally, the Company's suppliers have been sent letters requesting information regarding their own Year 2000 compliance efforts, as well as requesting confirmation that the components and services provided by these suppliers are Year 2000 compliant.

    Based upon its initial assessment, the Company has concluded that Year 2000 issues at its facilities should not have a material impact on its financial or operating performance. However, there can be no assurance that the systems of other companies upon which the Company's systems and business rely will be timely converted or that any such failure to convert by another company would not have a material adverse effect on the Company's business or results of operations. While the Company does not believe the Year 2000 issue will have a material impact on the Company, there can be no assurance that unanticipated problems will not arise that will have a material adverse effect on the Company's business and operations.

NEW ACCOUNTING PRONOUNCEMENTS

    In June 1997, the Financial Accounting Standards Board (the "FASB") issued SFAS No. 130, "Reporting Comprehensive Income." The statement establishes standards for the reporting and display of comprehensive income and its components. Comprehensive income is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. It includes all changes in equity during a period except those resulting from investments by owners and distributions to owners. This standard will require that an enterprise display an amount representing total comprehensive income for the period. SFAS No. 130 will be effective for the Company's fiscal year ending April 30, 1999. Adoption of SFAS No. 130 requires disclosure only and will have no impact the Company's financial position or results of operations.

    In June 1997, the FASB issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information" which supersedes SFAS No. 14. This statement changes the way that public business enterprises report segment information, including financial and descriptive information about their operating segments, in annual financial statements and would require that those enterprises report selected segment information in interim financial reports to stockholders. Operating segments are defined as revenue-producing components of the enterprise which are generally used internally for evaluating segment performance. SFAS No. 131 will be effective for the Company beginning with the Company's fiscal year ending April 30, 1999. Adoption of SFAS No. 131 requires disclosure only and will have no impact the Company's financial position or results of operations.

    In October, 1997, the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants issued Statement of Position ("SOP") 97-2, "Software Revenue Recognition." SOP 97-2 provides guidance on the timing and amount of revenue recognition when licensing, selling, leasing or otherwise marketing computer software. SOP 97-2 supercedes SOP 91-1 (also entitled "Software Revenue Recognition") and is effective for transactions entered into during fiscal years beginning after December 15, 1997. The Company will be required to adopt SOP 97-2 for its fiscal year ending April 30, 1999. The adoption of SOP 97-2 is not expected to have a material effect on the Company's financial position or it's results of operations.

    In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." This statement establishes new standards for the recognition of gains and losses on derivative instruments and provides guidance as to whether a derivative may be accounted for as a hedging instrument. Gain or loss from hedging transactions may be wholly or partially recorded in earnings or comprehensive income as part of a cumulative translation adjustment, depending upon the classification of the hedge transaction. Gain or loss on a derivative instrument not classified as a hedging instrument is recognized in earnings in the period of change. SFAS No. 133 will be effective for the Company beginning in fiscal 2001. The Company does not believe adoption of SFAS No. 133 will have a material impact on its financial position or its results of operations.

INFLATION

    To date, inflation has not had a significant impact on the Company's operations.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

    The information required by Item 8 is contained on pages F-1 through F-24 of this report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    Not applicable.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

    The information regarding directors required by this Item is included in the definitive Proxy Statement for the Company's 1998 Annual Meeting of Stockholders, to be filed with the Commission on or about August 20, 1998 (the "1998 Proxy Statement"), under "Election of Directors" and is incorporated herein by reference. The information regarding executive officers required by this Item is included in Part I of this Form 10-K.

ITEM 11. EXECUTIVE COMPENSATION

    The information required by this Item is included in the 1998 Proxy Statement under "Executive Compensation" and is incorporated herein by reference (excluding, however, the "Report on Executive Compensation" and the Performance Graph contained in the 1998 Proxy Statement, which shall not be deemed incorporated herein).

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    The information required by this Item is included in the 1998 Proxy Statement under "Security Ownership of Certain Beneficial Owners and Management" and is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    Not applicable.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

    (a)(1) FINANCIAL STATEMENTS. The Financial Statements required to be filed by Item 8 of Form 10-K, and filed herewith, are as follows:

                                                                                                     PAGE NUMBER IN
                                                                                                     THIS FORM 10-K
                                                                                                   -------------------

Report of Independent Accountants................................................................             F-1

Consolidated Balance Sheet as of April 30, 1998 and 1997.........................................             F-2

Consolidated Statement of Income for the three years ended April 30, 1998........................             F-3

Consolidated Statement of Stockholders' Equity for the three years ended April 30, 1998..........             F-4

Consolidated Statement of Cash Flows for the three years ended April 30, 1998....................             F-5

Notes to Consolidated Financial Statements.......................................................             F-6

    (a)(2) FINANCIAL STATEMENT SCHEDULE:

II--Valuation and Qualifying Accounts and Reserves for the three years ended
  April 30, 1998.................................................................................             S-1

    All other schedules are omitted because they are either not applicable or the requiredinformation is included in the financial statements or notes thereto.

    (a)(3) EXHIBITS.

  EXHIBIT
  NUMBER                                                   DESCRIPTION
-----------  --------------------------------------------------------------------------------------------------------
       2.1   Agreement and Plan of Merger dated as of February 27, 1997 by and between ADE Corporation, ADE
             Technologies, Inc., Digital Measurement Systems, Inc., Dennis E. Speliotis, Elias Speliotis, Evanthia
             Speliotis, Ismene Speliotis, Advanced Development Corporation, David C. Bono and Alan Sliski (filed as
             Exhibit 10.18 to the Company's Form 10-K for the fiscal year ended April 30, 1997 and incorporated herein by reference).

       2.2   Agreement and Plan of Merger dated as of May 31, 1998 by and among ADE Corporation, Theta Acquisition
             Corp., Phase Shift Technology, Inc., Chris Koliopoulos and David Basila (filed as Exhibit 2 to the
             Company's Form 8-K dated June 25, 1998 and incorporated herein by reference).

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

  EXHIBIT
  NUMBER                                                   DESCRIPTION
-----------  --------------------------------------------------------------------------------------------------------
       4.2   Registration Rights Agreement dated as of February 28, 1997 by and between ADE Corporation and Dennis E.
             Speliotis, individually and as Trustee of Thouria Investment Trust under a Declaration of Trust dated
             August 18, 1992 recorded in the Middlesex South District Registry of Deeds at Book 22305, Page 375
             (filed as Exhibit 10.21 to the Company's Form 10-K for the fiscal year ended April 30, 1997 and incorporated herein by reference).

       4.3   Registration Rights Agreement dated as of May 31, 1998 by and among ADE Corporation, Chris Koliopoulos and David Basila (filed as Exhibit 4.6 to the Company's Form 8-K dated June 25, 1998).

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

      10.8   Lease of ADE Optical Systems' Charlotte, North Carolina facility, dated June 26, 1984, as assigned and renewed, between Pine Brook Center Limited Partnership and ADE Optical Systems Corporation (filed as
             Exhibit 10.7 to the Company's Registration Statement on Form S-1 (33-96408) or amendments thereto and incorporated herein by reference).

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

  EXHIBIT
  NUMBER                                                   DESCRIPTION
-----------  --------------------------------------------------------------------------------------------------------
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

     10.18   Registration Rights Agreement dated as of February 27, 1997, by and among ADE Corporation and Advanced
             Development Corporation, David C. Bono and Alan Sliski (filed as Exhibit 10.19 to the Company's Form
             10-K for the fiscal year ended April 30, 1997 and incorporated herein by reference).

     10.19   Purchase and Sale Agreement dated as of February 28, 1997 by and between ADE Corporation and Dennis E.
             Speliotis, individually and as Trustee of Thouria Investment Trust under a Declaration of Trust dated
             August 18, 1992, Elias Speliotis, Evanthia Speliotis and Ismene Speliotis (filed as Exhibit 10.20 to the
             Company's Form 10-K for the fiscal year ended April 30, 1997 and incorporated herein by reference).

     10.20   Escrow Agreement dated as of May 31, 1998 by and among ADE Corporation, Chris Koliopoulos, David Basila, and Norman Fenton as Escrow Agent (filed herewith).

     10.21   Noncompetition Agreement dated as of May 31, 1998 by and between ADE Corporation and Chris Koliopoulos
             (filed herewith).

     10.22   Noncompetition Agreement dated as of May 31, 1998 by and between ADE Corporation and David Basila (filed herewith).

     10.23   Employment Agreement dated as of May 31, 1998 by and between Phase Shift Technology, Inc. and Chris
             Koliopoulos (filed herewith).

     10.24   Employment Agreement dated as of May 31, 1998 by and between Phase Shift Technology, Inc. and David
             Basila (filed herewith).

      21.1   Subsidiaries of the Company (filed herewith).

      23.1   Consent of PricewaterhouseCoopers LLP (filed herewith).

      24.1   Power of Attorney (filed herewith as part of the signature page hereto).

------------------------

*   Compensatory plan or agreement applicable to management and employees.

                                   SIGNATURES

    PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934, THE COMPANY HAS DULY CAUSED THIS ANNUAL REPORT ON FORM 10-K TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED.

                                ADE CORPORATION

                                By:              /s/ ROBERT C. ABBE
                                     -----------------------------------------
                                                   Robert C. Abbe
July 29, 1998                          PRESIDENT AND CHIEF EXECUTIVE OFFICER

    Each person whose signature appears below constitutes and appoints Robert C. Abbe, Mark D. Shooman, Willard G. McGraw, Jr., and each of them, his true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution in each of them, for him and in his name, place, and stead, and in any and all capacities, to sign this Annual Report on Form 10-K of ADE Corporation and any amendments thereto, and to file the same, with all exhibits thereto and any other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite or necessary to be done in and about the premises, as fully and to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents or any of them or their or his substitute or substitutes may lawfully do or cause to be done by virtue hereof.

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company in the capacities and on the dates indicated.

          SIGNATURE                        TITLE                    DATE
------------------------------  ---------------------------  -------------------

                                President, Chief Executive
      /s/ ROBERT C. ABBE          Officer and Director
------------------------------    (Principal Executive          July 29, 1998
        Robert C. Abbe            Officer)

                                Vice President and Chief
     /s/ MARK D. SHOOMAN          Financial Officer
------------------------------    (Principal Financial          July 29, 1998
       Mark D. Shooman            Officer)

    /s/ JOSEPH E. ROVATTI       Controller (Principal
------------------------------    Accounting Officer)           July 29, 1998
      Joseph E. Rovatti

      /s/ LANDON T. CLAY        Chairman of the Board
------------------------------                                  July 29, 1998
        Landon T. Clay

 /s/ FRANCIS B. LOTHROP, JR.    Director
------------------------------                                  July 29, 1998
   Francis B. Lothrop, Jr.

   /s/ H. KIMBALL FAULKNER      Director
------------------------------                                  July 29, 1998
     H. Kimball Faulkner

      /s/ KENDALL WRIGHT        Director
------------------------------                                  July 29, 1998
        Kendall Wright

       /s/ HARRIS CLAY          Director
------------------------------                                  July 29, 1998
         Harris Clay

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders of ADE Corporation

In our opinion, the consolidated financial statements listed in the index appearing under Item 14 (a)(1) and (2) on page 26 present fairly, in all material respects, the financial position of ADE Corporation and its subsidiaries at April 30, 1998 and 1997, and the results of their operations and their cash flows for each of the three years in the period ended April 30, 1998, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

PricewaterhouseCoopers LLP

Boston, Massachusetts
June 30, 1998

                                ADE CORPORATION

                           CONSOLIDATED BALANCE SHEET

                       (in thousands, except share data)

                                                                                              APRIL 30,  APRIL 30,
                                                                                                1998       1997
                                                                                              ---------  ---------
ASSETS
Current assets:
  Cash and cash equivalents.................................................................  $  68,541  $  19,374
  Accounts receivable:
    Trade, less allowance for doubtful accounts
      of $1,705 and $577, respectively......................................................     14,413     19,248
    Affiliate...............................................................................      1,393      1,083
  Inventories...............................................................................     27,152     22,160
  Prepaid expenses and other current assets.................................................      6,424        310
  Deferred income taxes.....................................................................      7,322      5,348
                                                                                              ---------  ---------
          Total current assets..............................................................    125,245     67,523

Fixed assets, net...........................................................................     25,484     15,735
Deferred income taxes.......................................................................      1,905        234
Investments.................................................................................      3,892      3,162
Intangible assets, net......................................................................      4,996      1,500
Restricted cash.............................................................................      3,808         --
Other assets................................................................................        288        263
                                                                                              ---------  ---------
                                                                                              $ 165,618  $  88,417
                                                                                              ---------  ---------
                                                                                              ---------  ---------

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Current portion of long-term debt.........................................................  $     434  $     899
  Accounts payable..........................................................................      5,009      5,535
  Accrued expenses and other current liabilities............................................     10,526     10,744
  Deferred income on sales to affiliate.....................................................      2,511      2,661
  Income taxes payable......................................................................         --      1,915
                                                                                              ---------  ---------
          Total current liabilities.........................................................     18,480     21,754
                                                                                              ---------  ---------
Long-term debt..............................................................................      8,613      5,091
                                                                                              ---------  ---------
Excess of net assets acquired over cost.....................................................         --        184
                                                                                              ---------  ---------

STOCKHOLDERS' EQUITY:
  Preferred stock, $1.00 par value; 1,000,000 shares authorized; none issued or
    outstanding.............................................................................         --         --
  Common stock, $.01 par value; 25,000,000 shares authorized; 11,116,052 and 8,604,160
    issued and outstanding at April 30, 1998 and 1997, respectively.........................        111         86
  Capital in excess of par value............................................................     99,064     28,660
  Retained earnings.........................................................................     39,493     32,846
                                                                                              ---------  ---------
                                                                                                138,668     61,592
  Deferred compensation.....................................................................       (143)      (204)
                                                                                              ---------  ---------
                                                                                                138,525     61,388
                                                                                              ---------  ---------

Commitments (Note 14).......................................................................
                                                                                              ---------  ---------
                                                                                              $ 165,618  $  88,417
                                                                                              ---------  ---------
                                                                                              ---------  ---------

   The accompanying notes are an integral part of the consolidated financial statements.

                                ADE CORPORATION

                        CONSOLIDATED STATEMENT OF INCOME

                     (In thousands, except per share date)

                                                                                       YEAR ENDED APRIL 30,
                                                                                 ---------------------------------
                                                                                    1998        1997       1996
                                                                                 ----------  ----------  ---------
Revenue........................................................................  $  105,490  $   89,218  $  67,339
Revenue from affiliate.........................................................      17,775      12,185         --
                                                                                 ----------  ----------  ---------
  Total revenue................................................................     123,265     101,403     67,339
                                                                                 ----------  ----------  ---------
Cost of revenue................................................................      49,019      39,762     31,135
Cost of revenue from affiliate.................................................       7,110       5,076         --
                                                                                 ----------  ----------  ---------
  Total cost of revenue........................................................      56,129      44,838     31,135
                                                                                 ----------  ----------  ---------
    Gross profit...............................................................      67,136      56,565     36,204
                                                                                 ----------  ----------  ---------
Operating expenses:
  Research and development.....................................................      26,038      17,012      7,798
  Purchased in-process research and development................................       6,100          --         --
  Marketing and sales..........................................................      14,991      13,665     10,169
  General and administrative...................................................      12,948       7,698      7,011
  Amortization of excess of net assets acquired over cost......................        (184)       (252)      (252)
                                                                                 ----------  ----------  ---------
    Total operating expenses...................................................      59,893      38,123     24,726
                                                                                 ----------  ----------  ---------
Income from operations.........................................................       7,243      18,442     11,478
Other income (expense):
  Interest income..............................................................       2,739         752        535
  Interest expense.............................................................        (507)       (423)      (204)
                                                                                 ----------  ----------  ---------
Income before provision for income taxes and equity in net earnings (loss) of
  affiliated companies.........................................................       9,475      18,771     11,809
Provision for income taxes.....................................................       1,823       5,705      4,004
                                                                                 ----------  ----------  ---------
Income before equity in net earnings (loss) of
  affiliated companies.........................................................       7,652      13,066      7,805
Equity in net earnings (loss) of affiliated companies..........................      (1,005)         99         --
                                                                                 ----------  ----------  ---------
Net income.....................................................................  $    6,647  $   13,165  $   7,805
                                                                                 ----------  ----------  ---------
                                                                                 ----------  ----------  ---------
Basic earnings per share.......................................................  $     0.64  $     1.55  $    1.04
Diluted earnings per share.....................................................  $     0.61  $     1.48  $    0.98
Weighted average shares outstanding--basic.....................................      10,415       8,501      7,502
Weighted average shares outstanding--diluted...................................      10,822       8,880      7,938

   The accompanying notes are an integral part of the consolidated financial statements.

                                ADE CORPORATION

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

                       (In thousands, except share data)

                                                  COMMON STOCK
                                             ----------------------  CAPITAL IN
                                              NUMBER        PAR       EXCESS OF    RETAINED     TREASURY       DEFERRED
                                             OF SHARES     VALUE       OF PAR      EARNINGS       STOCK      COMPENSATION
                                             ---------     -----     -----------  -----------  -----------  ---------------
Balance at April 30, 1995..................  6,416,554   $      64    $   4,976    $  11,768    $    (352)     $    (251)
Exercise of warrants.......................    241,578           2          702                       352
Sale of common stock in connection with
  initial public offering in October 1995,
  net of issuance costs of $2,315..........  1,617,600          16       20,315
Exercise of common stock options...........    163,984           2          660
Compensation related to the grant of common
  stock options............................                                  58                                      (58)
Amortization of deferred compensation......                                                                           50
Tax benefit related to exercise of common
  stock options............................                                 393
Net income.................................                                            7,805
                                             ---------       -----   -----------  -----------       -----          -----
Balance at April 30, 1996..................  8,439,716          84       27,104       19,573           --           (259)

Exercise of common stock options...........    154,400           2          660
Sale of common stock pursuant to the
  Employee Stock Purchase Plan.............     10,044                      102
Amortization of deferred compensation......                                                                           55
Tax benefit related to exercise of common
  stock options............................                                 794
Net income.................................                                           13,165
Net income of Digital Measurement Systems,
  Inc. for the one month ended April 30,
  1997 (Note 3)............................                                              108
                                             ---------       -----   -----------  -----------       -----          -----
Balance at April 30, 1997..................  8,604,160          86       28,660       32,846           --           (204)
Sale ofcommon stock in connection with
  public offering in August 1997, net of
  issuance costs of $4,320.................  2,300,000          23       67,820
Exercise of common stock options...........    183,896           2          834
Sale of common stock pursuant to the
  Employee Stock Purchase Plan.............     27,279                      452
Common stock issued in lieu of Board of
  Directors fees...........................        717                       12
Amortization of deferred compensation......                                                                           61
Tax benefit related to exercise of common
  stock options............................                               1,286
Net income.................................                                            6,647
                                             ---------       -----   -----------  -----------       -----          -----
Balance at April 30, 1998..................  11,116,052  $     111    $  99,064    $  39,493    $      --      $    (143)
                                             ---------       -----   -----------  -----------       -----          -----
                                             ---------       -----   -----------  -----------       -----          -----


                                                TOTAL
                                             STOCKHOLDERS'
                                                EQUITY
                                             ------------
Balance at April 30, 1995..................   $   16,205
Exercise of warrants.......................        1,056
Sale of common stock in connection with
  initial public offering in October 1995,
  net of issuance costs of $2,315..........       20,331
Exercise of common stock options...........          662
Compensation related to the grant of common
  stock options............................           --
Amortization of deferred compensation......           50
Tax benefit related to exercise of common
  stock options............................          393
Net income.................................        7,805
                                             ------------
Balance at April 30, 1996..................       46,502
Exercise of common stock options...........          662
Sale of common stock pursuant to the
  Employee Stock Purchase Plan.............          102
Amortization of deferred compensation......           55
Tax benefit related to exercise of common
  stock options............................          794
Net income.................................       13,165
Net income of Digital Measurement Systems,
  Inc. for the one month ended April 30,
  1997 (Note 3)............................          108
                                             ------------
Balance at April 30, 1997..................       61,388
Sale ofcommon stock in connection with
  public offering in August 1997, net of
  issuance costs of $4,320.................       67,843
Exercise of common stock options...........          836
Sale of common stock pursuant to the
  Employee Stock Purchase Plan.............          452
Common stock issued in lieu of Board of
  Directors fees...........................           12
Amortization of deferred compensation......           61
Tax benefit related to exercise of common
  stock options............................        1,286
Net income.................................        6,647
                                             ------------
Balance at April 30, 1998..................   $  138,525
                                             ------------
                                             ------------

   The accompanying notes are an integral part of the consolidated financial statements.

                                ADE CORPORATION

                      CONSOLIDATED STATEMENT OF CASH FLOWS
                INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS

                                 (in thousands)

                                                                                       YEAR ENDED APRIL 30,
                                                                                 ---------------------------------
                                                                                    1998        1997       1996
                                                                                 ----------  ----------  ---------
CASH FLOWS PROVIDED BY (USED IN) OPERATING ACTIVITIES:
  Net income...................................................................  $    6,647  $   13,165  $   7,805
  Adjustments to reconcile net income to net cash provided by operating activities:
    Depreciation and amortization..............................................       3,413       1,646      1,052
    In-process research and development from business acquisition..............       6,100          --         --
    Equity in net (earnings) loss of affiiated companies, net of dividends
      received.................................................................       1,060         (99)        --
    Deferred income taxes......................................................      (3,645)     (2,299)    (1,275)
    Shares issued in lieu of directors' fees...................................          12          --         --
    Amortization of deferred compensation......................................          61          55         50
    Changes in assets and liabilities, net of acquisition:
      Accounts receivable, trade...............................................       4,835      (3,329)    (6,192)
      Accounts receivable, affiliate...........................................        (310)     (1,083)        --
      Inventories..............................................................      (4,992)     (8,626)    (3,382)
      Prepaid expenses and other current assets................................      (6,114)         18       (102)
      Accounts payable.........................................................        (526)        833        862
      Accrued expenses and other current liabilities...........................        (577)      2,044      4,751
      Deferred income on sales to affiliate....................................        (150)      2,661         --
      Income taxes payable.....................................................      (1,915)      1,626     (1,278)
                                                                                 ----------  ----------  ---------
        Net cash provided by operating activities..............................       3,899       6,612      2,291
                                                                                 ----------  ----------  ---------
CASH FLOWS PROVIDED BY (USED IN) INVESTING ACTIVITIES:
  Purchases of fixed assets....................................................     (12,535)    (10,363)    (5,337)
  Change in restricted cash....................................................      (3,808)         --         --
  Equity investments and advances..............................................      (1,790)     (3,050)        --
  Acquisition of business for cash.............................................     (10,048)         --         --
  Decrease (increase) in other assets..........................................         (25)     (1,578)         6
                                                                                 ----------  ----------  ---------
        Net cash used in investing activities..................................     (28,206)    (14,991)    (5,331)
                                                                                 ----------  ----------  ---------
CASH FLOWS PROVIDED BY (USED IN) FINANCING ACTIVITIES:
  Repayment of long-term debt..................................................        (943)       (231)      (179)
  Proceeds from (repayment of) note payable to related party...................          --        (577)        69
  Proceeds from issuance of long-term debt.....................................       4,000       5,500         --
  Proceeds from issuance of common stock, net of issuance costs................      69,131         764     20,993
  Tax benefit related to the exercise of common stock options..................       1,286         794        393
                                                                                 ----------  ----------  ---------
        Net cash provided by financing activities..............................      73,474       6,250     21,276
                                                                                 ----------  ----------  ---------
Adjustment for DMS activity for the one month ended April 30, 1997 (Note 3)....          --         (10)        --
                                                                                 ----------  ----------  ---------
Net increase (decrease) in cash and cash equivalents...........................      49,167      (2,139)    18,236
Cash and cash equivalents, beginning of period.................................      19,374      21,513      3,277
                                                                                 ----------  ----------  ---------
Cash and cash equivalents, end of period.......................................  $   68,541  $   19,374  $  21,513
                                                                                 ----------  ----------  ---------
                                                                                 ----------  ----------  ---------

        See supplemental disclosures of cash flow information (Note 15)

   The accompanying notes are an integral part of the consolidated financial statements.

                                ADE CORPORTATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. NATURE OF BUSINESS

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

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    PRINCIPLES OF CONSOLIDATION

    The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All material intercompany transactions and balances have been eliminated.

    Investments in companies in which the Company has a majority voting interest but does not have control due to significant minority stockholder rights and investments in 50% or less owned companies over which the Company has the ability to exercise significant influence are accounted for using the equity method. Investments in 20% or less owned companies are accounted for using the cost method (Note 4).

    REVENUE RECOGNITION

    Revenue from product sales is recognized upon shipment. The Company accrues for anticipated warranty costs upon shipment. Service revenue is recognized as the services are performed. Service contract revenue is recognized ratably over the contractual periods the services are provided. The Company does not provide the right to return products.

    Revenue from software licenses is recognized when an agreement has been executed, software has been delivered and all significant contractual obligations have been met. Revenue from software consulting services provided on a time and reimbursable expense basis is recognized as the services are provided. Customer support revenue is deferred and recognized ratably over the contractual periods the services are provided.

    CASH AND CASH EQUIVALENTS

    The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. The Company invests its excess cash in money market accounts. These investments are subject to minimal credit and market risks. At April 30, 1998 and 1997, the Company has classified its cash equivalent investments totaling $63,586,000 and $10,465,000, respectively, as available for sale. The carrying amount of these investments approximates fair market value.

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

                                ADE CORPORTATION

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Leasehold improvements are amortized over the shorter of their useful life or the remaining life of the lease.

    INTANGIBLE ASSETS

    Intangible assets consist of capitalized license fees for software included in the Company's products as well as the estimated fair value of certain assets obtained through the acquisition of the Semiconductor Solutions Division of LPA Software, Inc. ("SSD") (Note 3). Goodwill and assembled workforce acquired in connection with the acquisition of SSD are amortized on a straight-line basis over ten and six years, respectively. Capitalized software is amortized at the greater of 1) the ratio that current gross revenue for the related products bear to the total current and anticipated future gross revenue for those products or
2) on a straightline basis over its estimated useful life.

    EXCESS OF NET ASSETS ACQUIRED OVER COST

    The excess of net assets acquired over cost represents the unamortized excess of the fair market value of the net assets acquired determined at the date ADE Optical Systems, Inc. ("AOS") was acquired over the purchase price of AOS, after reducing the basis in noncurrent assets acquired to zero. The original amount of the excess of net assets acquired over cost is being amortized using the straight-line method over five years.

    CONCENTRATIONS

        CREDIT RISK

    Financial instruments which potentially expose the Company to concentration of credit risk include cash, cash equivalents and trade accounts receivable. A significant amount of the Company's cash and cash equivalents are held by three financial institutions. Accounts at each institution are insured by the Federal Deposit Insurance Corporation up to $100,000. Uninsured cash balances totaled approximately $4,078,000 and $8,117,000 at April 30, 1998 and 1997,
respectively. The Company does not believe that such deposits are subject to any unusual credit risk associated with operating its business.

    The Company's customer base primarily consists of semiconductor wafer, semiconductor device and computer hard disk manufacturers. Accounts receivable from two customers accounted for approximately 35% and 36% of total accounts receivable at April 30, 1998 and 1997, respectively. The Company performs ongoing credit evaluations of customers' financial condition and has used letters of credit from financial institutions to secure payments, although it generally does not require collateral. The Company maintains reserves for potential credit losses.

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

                                ADE CORPORTATION

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

    STOCK-BASED COMPENSATION

    Stock-based compensation awards to employees under the Company's stock plans are accounted for using the intrinsic value method prescribed in Accounting Principles Board Opinion ("APB") No.25, "Accounting for Stock Issued to Employees" and related interpretations. The Company has adopted the disclosure requirements of SFAS No. 123, "Accounting for Stock-Based Compensation."

    EARNINGS PER SHARE

    On November 1, 1997, the Company adopted SFAS No. 128, "Earnings per Share", which establishes standards for computing and presenting earnings per share. The new standard replaces the presentation of earnings per share as prescribed in Accounting Principles Board Opinion No. 15, "Earnings Per Share", with a presentation of basic and diluted earnings per share on the face of the statement of operations. Basic earnings per share is computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share is computed using the weighted average number of common shares outstanding and gives effect to all dilutive potential common shares outstanding during the period. Potential common shares include shares issuable upon the assumed exercise of dilutive stock options reflected under the treasury stock method.

    In February 1998, the Securities and Exchange Commission issued Staff Accounting Bulletin ("SAB") No. 98, which supersedes SAB No. 83 and includes new guidance with respect to historical earnings per share computations in an initial public offering ("IPO") of stock and is effective upon a company's adoption of SFAS No. 128. Pursuant to SAB No. 98, nominal issuances of common stock during the period from January 1, 1995 through October 19, 1996, the effective date of the Company's initial public offering (the "Nominal Period"), would be included in computing basic earnings per share as if outstanding for all periods presented. In computing diluted earnings per share for such periods, nominal issuances of common stock and potential common stock would be included as if outstanding for all periods presented. The Company did not have nominal issuances of any common stock or potential common stock as defined by SAB No. 98 during the Nominal Period. The Company adopted SFAS No. 128 and SAB No. 98 in the third quarter of fiscal 1998 and has restated earnings per share for all periods presented.

                                ADE CORPORTATION

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

    The following is a reconciliation of the numerators and denominators used in calculating basic and diluted earnings per share:

                                                                                                 (in thousands)
                                                                                              YEAR ENDED APRIL 30,
                                                                                         -------------------------------
                                                                                           1998       1997       1996
                                                                                         ---------  ---------  ---------
Shares used in computation:

a.  Weighted average common stock outstanding used in computation of basic earnings per
    share..............................................................................     10,415      8,501      7,502

b.  Dilutive effect of stock options and warrants outstanding..........................        407        379        436
                                                                                         ---------  ---------  ---------

c.  Share used in computation of diluted earnings per share............................     10,822      8,880      7,938
                                                                                         ---------  ---------  ---------
                                                                                         ---------  ---------  ---------

    USE OF ESTIMATES

    The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingencies at April 30, 1998 and 1997, and the reported amounts of revenues and expenses during the three year period ended April 30, 1998. Areas particularly subject to estimation include the allowance for doubtful accounts, the reserve for potential excess and obsolete inventory and the valuation allowance on deferred tax assets. Actual results could differ from those estimates.

    RECLASSIFICATIONS

    Certain amounts in the 1997 financial statements have been reclassified to conform with the 1998 presentation.

    NEW ACCOUNTING PRONOUNCEMENTS

    In June 1997, the Financial Accounting Standards Board (the "FASB") issued SFAS No. 130, "Reporting Comprehensive Income." The statement establishes standards for the reporting and display of comprehensive income and its components. Comprehensive income is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. It includes all changes in equity during a period except those resulting from investments by owners and distributions to owners. This standard will require that an enterprise display an amount representing total comprehensive income for the period. SFAS No. 130 will be effective for the Company's fiscal year ending April 30, 1999. SFAS No. 130 requires disclosure only and will have no impact on the Company's financial position or results of operations.

    In June 1997, the FASB issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information" which supersedes SFAS No. 14. This statement changes the way that public business enterprises report segment information, including financial and descriptive information about their operating segments, in annual financial statements and would require that those enterprises report selected segment information in interim financial reports to stockholders. Operating segments are defined as revenue-producing components of the enterprise which are generally used internally for evaluating

                                ADE CORPORTATION

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

segment performance. SFAS No. 131 will be effective for the Company beginning with the Company's fiscal year ending April 30, 1999. SFAS No. 130 requires disclosure only and will have no impact on the Company's financial position or results of operations.

    In October 1997, the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants issued Statement of Position ("SOP") 97-2, "Software Revenue Recognition." SOP 97-2 provides guidance on the timing and amount of revenue recognition when licensing, selling, leasing or otherwise marketing computer software. SOP 97-2 supersedes SOP 91-1 (also entitled "Software Revenue Recognition") and is effective for transactions entered into during fiscal years beginning after December 15, 1997. The Company will be required to adopt SOP 97-2 for its fiscal year ending April 30, 1999. The adoption of SOP 97-2 is not expected to have a material effect on the Company's financial position or it's results of operations.

    In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." This statement establishes new standards for the recognition of gains and losses on derivative instruments and provides guidance as to whether a derivative may be accounted for as a hedging instrument. Gains or losses from hedging transactions may be wholly or partially recorded in earnings or comprehensive income as part of a cumulative translation adjustment, depending upon the classification of the hedge transaction. Gain or loss on a derivative instrument not classified as a hedging instrument is recognized in earnings in the period of change. SFAS No. 133 will be effective for the Company beginning in fiscal 2001. The Company does not believe adoption of SFAS No. 133 will have a material impact on its financial position or its results of operations.

3. BUSINESS ACQUISITIONS

    On September 17, 1997, ADE Software Corporation, a wholly owned subsidiary of the Company, acquired substantially all of assets of the Semiconductor Solutions Division of LPA Software, Inc. ("SSD") in exchange for $10,000,000 in cash and the assumption of certain liabilities. The Company also incurred $48,000 in transaction costs related to the acquisition. SSD, which has been integrated into the Company as ADE Yield Enhancement Solutions, provides yield management and defect analysis software applications to the semiconductor industry.

    The acquisition has been accounted for under the purchase method. Accordingly, the results of operations of SSD and the estimated fair market values of the acquired assets and assumed liabilities have been included in the Company's financial statements as of the date of the acquisition. Unaudited pro forma results of operations presenting the acquisition as though it had been made at the beginning of fiscal 1998 and fiscal 1997, including the write-off of purchased in-process research and development, amortization of acquired intangible assets and elimination of intercompany transactions, are as follows:

                                                                                (in thousands, except
                                                                                   per share data)
                                                                                 YEAR ENDED APRIL 30,
                                                                                ----------------------
                                                                                   1998        1997
                                                                                ----------  ----------
Revenue.......................................................................  $  123,858  $  103,603
Net income....................................................................       5,906       8,047
Basic earnings per share......................................................        0.57        0.95
Diluted earnings per share....................................................        0.55        0.91

                                ADE CORPORTATION

3. BUSINESS ACQUISITIONS (CONTINUED)

    The purchase price has been allocated to the acquired assets and assumed liabilities as follows:

                                                                                              (in
                                                                                          thousands)
                                                                                         -------------
Property and equipment.................................................................    $     354
In-process research and development....................................................        6,100
Acquired software......................................................................        1,100
Assembled workforce....................................................................          450
Goodwill...............................................................................        2,403
Current liabilities....................................................................         (359)
                                                                                         -------------
                                                                                           $  10,048
                                                                                         -------------
                                                                                         -------------

    The amount allocated to in-process research and development was determined by an independent appraiser and represented technology which had not reached technological feasibility and had no alternative future use. Accordingly, this amount of $6,100,000 was charged to operations at the acquisition date. The $2,403,000 allocated to goodwill and $450,000 allocated to assembled workforce are being amortized on a straight line basis over their estimated useful lives of ten and six years, respectively, with accumulated amortization at April 30, 1998 of $143,000 and 47,000, respectively. The $1,100,000 allocated to acquired software is being amortized at the greater of 1) the ratio that current gross revenue for the related products bear to the total current and anticipated future gross revenue for those products or 2) on a straight-line basis over its estimated useful life of 4 years. This capitalized software had accumulated amortization at April 30, 1998 of $267,000.

    On February 28, 1997, pursuant to an Agreement and Plan of Merger (the "DMS Agreement"), the Company, through its wholly-owned subsidiary ADE Technologies, Inc. ("ATI"), acquired Digital Measurement Systems, Inc. ("DMS"), a Massachusetts corporation, and a building which is integral to the operations of DMS and which was controlled by a significant stockholder of DMS. DMS designs, manufactures, markets and services magnetic measurement devices with current applications in the production of computer memory disks. Pursuant to the DMS Agreement, each outstanding share of DMS capital stock was converted into 759.73 shares of the Company's common stock. Immediately prior to the acquisition, there were 1,000 shares of DMS Class A common stock and 53 shares of DMS Class B common stock outstanding. Pursuant to the terms of the DMS Agreement, the Company also issued 21,000 shares in connection with the acquisition of the building. In total, 821,000 shares of the Company's common stock were issued in this transaction. This transaction has been accounted for as a pooling-of-interests and, therefore, all prior period financial statements presented have been restated as if the acquisition took place at the beginning of such periods.

    DMS had a March 31 year end and, accordingly, the results of operations for DMS for the years ended March 31, 1997 and 1996 have been combined with the results of operations for the Company's years ended April 30, 1997 and 1996, respectively. Additionally, the financial position of DMS as of March 31, 1996 has been combined with the Company's financial position as of April 30, 1996. In order to conform DMS to the Company's fiscal year end, the financial position of DMS and the Company have been combined as of April 30, 1997. Accordingly, an adjustment has been made to retained earnings in fiscal 1997 to record the net income of DMS for the one month period ended April 30, 1997 totaling $108,000. Other results of operations for such one month period of DMS included revenues of $684,000 and operating costs and expenses of $527,000.

                                ADE CORPORTATION

3. BUSINESS ACQUISITIONS (CONTINUED)

    There were no material transactions between the Company and DMS during any of the periods presented prior to the DMS Agreement. All material intercompany transactions and balances subsequent to the DMS Agreement have been eliminated. No material adjustments to net assets or the results of operations were necessary to conform the accounting practices of DMS to those of the Company.

    Separate results of operations for the periods prior to the acquisition of DMS and the Company were as follows:

                                                                                                (in thousands)
                                                                                           NINE MONTHS
                                                                                              ENDED     YEAR ENDED
                                                                                           JANUARY 31,   APRIL 30,
                                                                                              1997         1996
                                                                                           -----------  -----------

                                                                                           (UNAUDITED)
Revenue:
  ADE Corporation........................................................................   $  64,749    $  65,616
  DMS, Inc...............................................................................       4,317        1,723
                                                                                           -----------  -----------
  Combined...............................................................................   $  69,066    $  67,339
                                                                                           -----------  -----------
                                                                                           -----------  -----------
Net income (loss):
  ADE Corporation........................................................................   $   8,448    $   7,832
  DMS, Inc...............................................................................       1,036          (27)
                                                                                           -----------  -----------
  Combined...............................................................................   $   9,484    $   7,805
                                                                                           -----------  -----------
                                                                                           -----------  -----------

    On June 11, 1998, pursuant to an Agreement and Plan of Merger (The "PST Agreement"), the Company, through a wholly owned subsidiary, merged with Phase Shift Technology, Inc. ("PST"), an Arizona corporation. PST designs, manufactures and markets a broad line of high-performance, non-contact surface metrology equipment using advanced optical interferometric technology. Pursuant to the PST Agreement, each outstanding share of PST common stock was exchanged for two shares of the Company's common stock. A total of 2,000,000 shares of the Company's common stock were issued in this transaction. This transaction has been accounted for as a pooling-of-interests. Accordingly, upon issuance of financial statements inclusive of the date of merger, all prior period financial statements will be restated as if the merger occurred at the beginning of such periods. There were no material transactions between the Company and PST prior to the PST Agreement.

                                ADE CORPORTATION

3. BUSINESS ACQUISITIONS (CONTINUED)

    Separate results of operations for the periods prior to the merger for PST and the Company were as follows:

                                                                                          (in thousands)
                                                                                       YEAR ENDED APRIL 30,
                                                                                 ---------------------------------
                                                                                    1998        1997       1996
                                                                                 ----------  ----------  ---------
Revenue:
  ADE Corporation..............................................................  $  123,265  $  101,403  $  67,339
  PST..........................................................................      12,435       9,730      5,739
                                                                                 ----------  ----------  ---------
  Combined.....................................................................  $  135,700  $  111,133  $  73,078
                                                                                 ----------  ----------  ---------
                                                                                 ----------  ----------  ---------
Net income:
  ADE Corporation..............................................................  $    6,647  $   13,165  $   7,805
  PST                                                                                 2,320       1,881      1,068
  Combined.....................................................................  $    8,967  $   15,046  $   8,873
                                                                                 ----------  ----------  ---------
                                                                                 ----------  ----------  ---------
  Earnings per share--basic....................................................  $     0.72  $     1.43  $    0.93
  Earnings per share--diluted..................................................  $     0.70  $     1.38  $    0.89

4. INVESTMENTS

    Investments in companies in which the Company has a majority voting interest but does not have control due to significant minority stockholder rights and investments in 50% or less owned companies over which the Company has the ability to exercise significant influence are accounted for using the equity method. Investments carried at equity consist of Japan ADE Ltd. ("JAL"), a Japanese corporation, and Microspec Technologies Ltd. ("Microspec"), an Israeli corporation.

    In July 1996, the Company acquired 1,410 shares of JAL for $1,300,000 which increased the Company's investment in JAL from 3% to 50%. JAL has been the exclusive distributor of ADE dimensional products in Japan since 1986. In connection with this investment, JAL and the Company also agreed to reduce the discount provided on sales to JAL. Sales to JAL which have not in turn been sold to unrelated third parties at April 30, 1998 and 1997 have been eliminated, and the related profit on such sales is recorded as deferred income on sales to affiliate.

    In July 1996, the Company acquired a 25.1% interest in Microspec for $1,250,000. In connection with this investment, the Company also executed an exclusive five-year agreement to distribute Microspec products, subject to certain performance criteria. In April 1998, the Company acquired an additional 37.5% of Microspec, bringing the Company's total investment to 62.6%, by purchasing shares owned by one of the two other stockholders for $1,500,000. Accordingly, the Company has allocated the cost of its additional investment to its proportional share of the estimated fair values of the assets and liabilities of Microspec at the date of acquisition. In-process research and development, which represented technology that had not reached technological feasibility and had no alternative future use, was valued at $1,664,000. This amount was recorded in the equity in net earnings (loss) of affiliated companies in the statement of operations. The Company continues to account for this investment under the equity method of accounting due to certain contractual minority rights of the remaining stockholder. There were no material purchases from or sales to Microspec during fiscal 1998 or 1997.

                                ADE CORPORTATION

4. INVESTMENTS (CONTINUED)

    The summarized unaudited financial information below for fiscal years 1998 and 1997 represents an aggregation of the Company's nonsubsidiary affiliates:

                                                                                     (in thousands)
                                                                                  YEAR ENDED APRIL 30,
                                                                                  --------------------
                                                                                    1998       1997
                                                                                  ---------  ---------
Revenue.........................................................................  $  37,856  $  26,933
Gross profit....................................................................     12,852      9,820
Net income......................................................................      1,791        419

                                                                                       APRIL 30,
                                                                                  --------------------
                                                                                    1998       1997
                                                                                  ---------  ---------
Current assets..................................................................  $  27,378  $  16,664
Noncurrent assets...............................................................      1,981      1,381
Current liabilities.............................................................     24,160     14,382
Noncurrent liabilities..........................................................        723        418

    The Company's share of undistributed earnings of one affiliated company was $1,641,000 at April 30, 1998 and the Company's share of the losses of the other affiliated company included in consolidated retained earnings was $(302,000) at April 30, 1998. The Company received $55,000 in dividends from JAL during fiscal year 1998. At April 30, 1998 the Company's investment exceeds the underlying net assets of affiliated companies by $1,113,000. This excess is being amortized by decreasing the equity in net earnings of affiliated companies using the straight-line method over five years. Related amortization expense of $363,000 and $273,000 was recorded in fiscal 1998 and 1997, respectively.

    Pro forma revenue, net income and earnings per share as though the investments in affiliated companies were made at the beginning of fiscal year 1996, including the effect of eliminating the profit on affiliated sales in beginning and ending inventory for the period, have not been included as they are not materially different from actual revenue, net income and earnings per share for the three years ended April 30, 1998.

    The Company also has a less than 20% investment in a company in the amount of $500,000 that is accounted for using the cost method. The Company has paid $1,500,000 to license technology for use in its products from this investee company. This license fee has been capitalized and will be amortized upon the sale of the equipment at the greater of 1) the ratio that current gross revenue for the related products bear to the total current and anticipated future gross revenue for those products or 2) on a straight-line basis over its estimated useful life of 5 years.

                                ADE CORPORTATION

5. INVENTORIES

    Inventories consist of the following:

                                                                                     (in thousands)
                                                                                       APRIL 30,
                                                                                  --------------------
                                                                                    1998       1997
                                                                                  ---------  ---------
Raw materials and purchased parts...............................................  $  14,856  $   9,867
Work-in-process.................................................................     10,506     11,464
Finished goods..................................................................      1,790        829
                                                                                  ---------  ---------
                                                                                  $  27,152  $  22,160
                                                                                  ---------  ---------
                                                                                  ---------  ---------

6. FIXED ASSETS

    Fixed assets consist of the following:

                                                                               (in thousands)
                                                                      ---------------------------------
                                                                                        APRIL 30,
                                                                      USEFUL LIFE  --------------------
                                                                       IN YEARS      1998       1997
                                                                      -----------  ---------  ---------
Land................................................................               $   2,217  $   1,288
Building and improvements...........................................       15-25      12,787      8,967
Machinery and equipment.............................................        3-10      12,707      6,976
Office equipment....................................................        3-10       4,474      2,370
Leasehold improvements..............................................           5       1,530      1,374
Construction-in-progress............................................                     329        414
                                                                                   ---------  ---------
                                                                                      34,044     21,389
Less--accumulated depreciation and amortization.....................                   8,560      5,654
                                                                                   ---------  ---------
                                                                                   $  25,484  $  15,735
                                                                                   ---------  ---------
                                                                                   ---------  ---------

    Depreciation expense for the years ended April 30, 1998, 1997 and 1996 was $3,140,000, $1,912,000 and $1,304,000, respectively.

7. ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

    Accrued expenses and other current liabilities consist of the following:

                                                                                     (in thousands)
                                                                                       APRIL 30,
                                                                                  --------------------
                                                                                    1998       1997
                                                                                  ---------  ---------
Accrued salaries, wages, vacation pay and bonuses...............................  $   2,039  $   2,972
Accrued commissions.............................................................      1,392      1,852
Accrued warranty costs..........................................................      2,098      1,832
Deferred revenue................................................................      2,649        306
Other...........................................................................      2,348      3,782
                                                                                  ---------  ---------
                                                                                  $  10,526  $  10,744
                                                                                  ---------  ---------
                                                                                  ---------  ---------

                                ADE CORPORTATION

8. BORROWINGS

    NOTE PAYABLE TO RELATED PARTY

    At April 30, 1996, the Company had a $577,000 note payable due to a company affiliated with a principal stockholder of DMS, which bore interest at an annual rate of 15%. Interest expense for the years ended April 30, 1997 and 1996 totaled $87,000 and $88,000, respectively. During the year ended April 30, 1997, DMS repaid the entire principal on the note.

    LONG-TERM DEBT

    In June 1994, the Company entered into an agreement with a former executive to purchase 34,430 shares of the Company's common stock by paying cash of $38,000 and issuing a promissory note payable for $114,000. The Company paid the remaining principal balance of $38,000 in full in August 1997.

    Under the terms of the DMS Agreement, the Company assumed a mortgage loan which was secured by the acquired building. The Company paid the remaining principal balance of $639,000 in full in June 1997.

    In December 1997 and June 1996, the Company issued a tax exempt Industrial Development Bond through the Massachusetts Industrial Finance Agency. The face value of the December 1997 bond (the "1997 bond") and the June 1996 bond (the "1996 bond") was $4,000,000 and $5,500,000, respectively. The 1997 bond and the 1996 bond bear interest at a rate of 5.79% and 5.74%, respectively, and provide for 50% of the principal to be paid over ten years from the dates of issuance with the remaining 50% due in December 2007 and June 2006, respectively. Monthly payments of principal and accrued interest for the 1997 bond commence at approximately $36,000 and decrease to approximately $27,000 over the ten-year payment period. Monthly payments of principal and accrued interest for the 1996 bond are approximately $43,000. The proceeds of the 1997 bond were used to fund the acquisition and renovation of a manufacturing facility. The Company secured the issuance of this bond with cash, which is classified as restricted cash on the April 30, 1998 balance sheet. The proceeds of the June 1996 bond were used to fund the acquisition and renovation of the manufacturing facility in the Company's headquarters site. The Company secured the issuance of this bond with a standby letter of credit from a financial institution. The standby letter of credit, bearing a fee of 1.25% of the outstanding bond balance, is secured by a mortgage on the building and land. Under the terms of the letter of credit, the Company is required to comply with certain financial covenants. Future maturities of these bonds are as follows:

                                                                                              (in
                                                                                          thousands)
                                                                                         -------------
Year ending April 30,
1999...................................................................................    $     434
2000...................................................................................          449
2001...................................................................................          464
2002...................................................................................          479
2003...................................................................................          496
Thereafter.............................................................................        6,725
                                                                                              ------
                                                                                           $   9,047
                                                                                              ------
                                                                                              ------

    In December 1997, the Company entered into an unsecured revolving line of credit facility (the "Credit Facility") with a bank, with a maximum borrowing amount of $8 million which is limited by certain

                                ADE CORPORTATION

8. BORROWINGS (CONTINUED)

receivables. The Credit Facility provides the Company the option of borrowing at either the bank's prime rate or the bank's LIBOR rate plus 2%. The Credit Facility expires and all outstanding amounts thereunder are due December 21, 1999. Interest on outstanding borrowings is payable monthly in arrears. Under the credit facility, the Company is obligated to comply with certain financial covenants. There were no borrowings outstanding under the Credit Facility at April 30, 1998.

9. EMPLOYEE COMPENSATION PLANS

    In April 1992, the Company adopted the 1992 Stock Option Plan (the "1992 Plan"). The 1992 Plan provides for the issuance to employees of options to purchase 479,000 shares of common stock plus any expired or canceled options granted pursuant to the Company's expired 1982 Stock Option Plan. In August 1995, the Company adopted the 1995 Stock Option Plan (the "1995 Plan"). The 1995 Plan provides for the issuance to employees of stock options or stock awards to purchase 400,000 shares of common stock. In October 1997, the Company adopted the 1997 Employee Stock Option Plan (the "1997 Plan"). The 1997 Plan provides for the issuance to employees of stock options or stock awards to purchase 500,000 shares plus the number of shares reserved under the 1995 Plan that have not been issued or have been issued and subsequently cancelled. At April 30, 1998, 481,590 shares were available for future grants under the Company's stock option plans. Options are granted under the 1992, 1995 and 1997 Plans as either incentive stock options or non-qualified stock options and at exercise prices not less than the fair value of the stock on the date of grant or less than 110% of the fair value in the case of optionees holding more than 10% of the total combined voting power of all classes of stock of the Company. The terms of the options generally may not exceed ten years or five years in the case of optionees holding more than 10% of the total combined voting power of all classes of stock of the Company. The options are exercisable over periods determined by the compensation committee of the board of directors, generally at the rate of 20% per year, on a cumulative basis, beginning with the first anniversary of the date of grant.

    In October 1996, the Board of Directors adopted the Employee Stock Purchase Plan (the "Purchase Plan") effective as of October 1, 1996. The Purchase Plan provides full-time employees, nearly all of whom are eligible to participate, the opportunity to purchase common shares, on a quarterly basis, at 85% of the fair market value of the shares on either the first or last day of the applicable quarter, whichever is lower. The term of the Purchase Plan is for five years, and the Company has authorized 1,000,000 shares of the Company's common stock for issuance under the Purchase Plan. Under the Purchase Plan, the Company sold 27,279 and 10,044 shares to employees in fiscal years 1998 and 1997, respectively.

    The Company applies APB No. 25 and related interpretations in accounting for stock-based compensation. During fiscal 1996, the Company recorded deferred compensation of $58,000 which is equivalent to the difference between the fair market value of the underlying securities and the exercise price of the related options granted. Such compensation is being amortized over the vesting periods of the related options. The Company has recognized $61,000, $55,000 and $50,000 as compensation expense in fiscal years 1998, 1997 and 1996, respectively, for stock-based compensation. Had compensation cost for the stock-based compensation been determined based on the fair value at the grant dates of awards consistent

                                ADE CORPORTATION

9. EMPLOYEE COMPENSATION PLANS (CONTINUED)

with the provisions of SFAS No. 123, the Company's net income and earnings per share would have been reduced to the pro forma amounts as follows:

                                                                     (in thousands, except per share
                                                                                  data)
                                                                          YEAR ENDED APRIL 30,
                                                                     -------------------------------
                                                                       1998       1997       1996
                                                                     ---------  ---------  ---------
Net income
  As reported......................................................  $   6,647  $  13,165  $   7,805
  Pro forma........................................................      5,782     12,840      7,768
Basic earnings per share
  As reported......................................................  $    0.64  $    1.55  $    1.04
  Pro forma........................................................  $    0.56  $    1.51  $    1.04
Diluted earnings per share
  As reported......................................................  $    0.61  $    1.48  $    0.98
  Pro forma........................................................  $    0.54  $    1.46  $    0.98

    The fair value of each option and purchase right grant was estimated on the grant date using the Black-Scholes option-pricing model with the following weighted average assumptions for fiscal years 1998, 1997 and 1996: no dividend yield; risk free interest rate of 5.7%, 6.4% and 5.7%, respectively; expected option term of 6 years and expected purchase right term of three months; volatility of 60% for options and purchase rights granted in fiscal year 1998, 50% for options and purchase rights granted subsequent to August 1995 and prior to May 1997 and no volatility for options granted prior to the initial filing of the Company's registration statement on Form S-1 in August 1995. The weighted average fair value per option for options granted with option exercise prices equal to the fair value of the underlying common stock in fiscal years 1998, 1997 and 1996 was $14.49, $7.25 and $8.09, respectively. The weighted average fair value per option for options granted with exercise prices above the fair value of the underlying common stock in fiscal 1998 was $10.48. The weighted average fair value per option for options granted with exercise prices below the fair value of the underlying common stock in fiscal year 1996 was $9.08. The weighted average fair value per purchase right for purchase rights granted in fiscal years 1998 and 1997 was $7.08 and $2.82, respectively.

    Because options vest over several years and additional option and purchase right grants are expected to be made in subsequent years, the pro forma impact on fiscal years 1998, 1997 and 1996 is not necessarily representative of the pro forma effects of reported net income and earnings per share for future years.

                                ADE CORPORTATION

9. EMPLOYEE COMPENSATION PLANS (CONTINUED)

    Stock option activity is summarized as follows:

                                                                                              WEIGHTED
                                                                                   NUMBER      AVERAGE
                                                                                     OF       EXERCISE
                                                                                   SHARES       PRICE
                                                                                 ----------  -----------
Options outstanding at April 30, 1995..........................................     797,000   $    4.17
    Granted....................................................................     137,500       14.23
    Exercised..................................................................    (163,984)       4.04
    Canceled...................................................................      (8,000)       3.25
                                                                                 ----------
Options outstanding at April 30, 1996..........................................     762,516        6.02
    Granted....................................................................     211,500       12.94
    Exercised..................................................................    (154,400)       4.24
    Canceled...................................................................     (45,400)       8.21
                                                                                 ----------
Options outstanding at April 30, 1997..........................................     774,216        8.14
    Granted....................................................................     170,100       22.52
    Exercised..................................................................    (183,896)       4.54
    Canceled...................................................................     (44,400)      12.64
                                                                                 ----------
Options outstanding at April 30, 1998..........................................     716,020   $   12.20
                                                                                 ----------
                                                                                 ----------

    The number and weighted average exercise price of options exercisable at April 30, 1998, 1997 and 1996 is 198,220 and $8.04; 199,316 and $5.40; and
190,916 and $4.11, respectively.

    The following table summarizes information about stock options outstanding at April 30, 1998:

                                                                   OPTIONS OUTSTANDING
                                                        -----------------------------------------    OPTIONS EXERCISABLE
                                                                        WEIGHTED                   ------------------------
                                                                         AVERAGE       WEIGHTED                  WEIGHTED
                                                                        REMAINING       AVERAGE                   AVERAGE
RANGE OF                                                  NUMBER       CONTRACTUAL     EXERCISE      NUMBER      EXERCISE
EXERCISE PRICES                                         OUTSTANDING   LIFE (YEARS)       PRICE     EXERCISABLE     PRICE
------------------------------------------------------  -----------  ---------------  -----------  -----------  -----------
$ 3.25 -  5.88........................................     277,920            5.9      $    4.28      120,320    $    4.21
  9.38 - 14.75........................................     203,100            7.8          12.66       64,400        13.20
 17.38 - 19.31........................................     185,300            8.8          17.93       13,500        17.62
 27.86 - 41.25........................................      49,700            9.2          33.31       --           --
                                                        -----------                                -----------
                                                           716,020                     $   12.20      198,220    $    8.04
                                                        -----------                   -----------  -----------  -----------
                                                        -----------                   -----------  -----------  -----------

10. STOCKHOLDERS' EQUITY

    COMMON STOCK

    In August 1997, the Company completed a public offering of 2,300,000 shares of its common stock. The proceeds to the Company from the offering, net of offering expenses, were $67,843,000.

                                ADE CORPORTATION

10. STOCKHOLDERS' EQUITY (CONTINUED)

    RESERVED SHARES

    At April 30, 1998, the Company has reserved 2,160,287 shares of common stock for issuance upon the exercise of outstanding and available common stock options and for issuance to employees under the Purchase Plan.

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

11. EXPORT SALES AND MAJOR CUSTOMERS

    Revenue by geographic area is summarized as follows:

                                                                                (in thousands)
                                                                             YEAR ENDED APRIL 30,
                                                                       ---------------------------------

                                                                          1998        1997       1996
                                                                       ----------  ----------  ---------
United States........................................................  $   46,194  $   40,600  $  27,635
Far East.............................................................      34,266      27,098     21,582
Japan................................................................      27,909      24,199     11,404
Europe...............................................................      14,896       9,506      6,718
                                                                       ----------  ----------  ---------
                                                                       $  123,265  $  101,403  $  67,339
                                                                       ----------  ----------  ---------
                                                                       ----------  ----------  ---------

    Revenue from JAL in fiscal years 1998, 1997 and 1996 totaled $17,775,000 (14%), $12,185,000 (12%) and $8,380,000 (13%), respectively. Revenue from another customer in fiscal years 1998, 1997 and 1996 totaled $20,988,000 (17%), $16,269,000 (16%) and $7,703,000 (12%), respectively. Revenue from a foreign distributor other than JAL totaled $9,823,000 (10%) in fiscal 1997. Revenue from a separate customer in fiscal 1996 totaled $6,759,000 (10%).

                                ADE CORPORTATION

12. INCOME TAXES

    The provision for income taxes consists of:

                                                                                               (in thousands)
                                                                                            YEAR ENDED APRIL 30,
                                                                                       -------------------------------

                                                                                         1998       1997       1996
                                                                                       ---------  ---------  ---------
Current tax expense:
  Federal............................................................................  $   5,118  $   7,037  $   4,540
  Foreign............................................................................         49         --         --
  State..............................................................................        541        967        739
                                                                                       ---------  ---------  ---------
                                                                                           5,708      8,004      5,279
                                                                                       ---------  ---------  ---------
Deferred tax benefit:
  Federal............................................................................     (3,368)    (2,046)    (1,131)
  State..............................................................................       (517)      (253)      (144)
                                                                                       ---------  ---------  ---------
                                                                                          (3,885)    (2,299)    (1,275)
                                                                                       ---------  ---------  ---------
                                                                                       $   1,823  $   5,705  $   4,004
                                                                                       ---------  ---------  ---------
                                                                                       ---------  ---------  ---------

    The significant components of deferred tax assets and liabilities consist of the following:

                                                                                          (in thousands)
                                                                                            APRIL 30,
                                                                                       --------------------
                                                                                         1998       1997
                                                                                       ---------  ---------
Deferred tax assets:
  Inventories, due to reserves and additional costs inventoried for tax purposes.....  $   3,084  $   2,332
  Acquired in-process research and development and intangibles.......................      2,335         --
  Accrued expenses...................................................................      1,307      1,625
  Deferred revenue...................................................................      1,002        119
  Deferred profit on sales to affiliates.............................................        954      1,038
  Net operating loss carryforwards...................................................        450        409
  Depreciation.......................................................................         --        140
  Bad debt reserve...................................................................        648        225
  Other..............................................................................        180         40
                                                                                       ---------  ---------
    Gross deferred tax assets........................................................      9,960      5,928
  Deferred tax asset valuation allowance.............................................       (352)      (346)
                                                                                       ---------  ---------
    Net deferred tax assets..........................................................      9,608      5,582
  Deferred tax liabilities:
    Depreciation.....................................................................       (381)        --
                                                                                       ---------  ---------
  Total deferred tax assets..........................................................  $   9,227  $   5,582
                                                                                       ---------  ---------
                                                                                       ---------  ---------

    Net operating loss carryforwards remaining at April 30, 1998 and 1997, not limited in their use due to ownership changes, totaled $939,000 and $164,000, respectively. Included in the net operating loss carryforwards for April 30, 1998 are $806,000 of state net operating losses that are only available to offset taxable state income. A valuation allowance of $346,000 has been recorded at April 30, 1998 and 1997 to

                                ADE CORPORTATION

12. INCOME TAXES (CONTINUED)

reflect operating carryforwards which will expire before they can be used due to ownership change limitations. These carryforwards begin to expire in the year 2000.

    The Company does not provide for taxes which would be payable if undistributed earnings of its foreign affiliates were remitted because the Company either considers these earnings to be invested for an indefinite period or anticipates that if such earnings were distributed, the U.S. income taxes payable would be substantially offset by foreign tax credits.

    The following is a reconciliation between the amount of reported income tax expense and the amount computed using the U.S. Federal Statutory rate of 35% for fiscal 1998, 1997 and 1996:

                                                                                    (in thousands)
                                                                                 YEAR ENDED APRIL 30,
                                                                            -------------------------------
                                                                              1998       1997       1996
                                                                            ---------  ---------  ---------
Statutory federal rate....................................................  $   3,316  $   6,570  $   4,133
State taxes, net of federal benefit.......................................         15        415        449
Foreign sales corporation benefit.........................................       (646)    (1,117)      (601)
Research and development tax credits......................................       (886)      (389)        --
Other.....................................................................         24        226         23
                                                                            ---------  ---------  ---------
                                                                            $   1,823  $   5,705  $   4,004
                                                                            ---------  ---------  ---------
                                                                            ---------  ---------  ---------

    The income tax benefits related to the exercise and certain disqualifying dispositions of stock options reduces taxes currently payable and is credited to additional paid-in capital. Such amount approximated $1,286,000, $794,000 and $393,000 for the years ended April 30, 1998, 1997 and 1996, respectively.

13. INCENTIVE SAVINGS AND PROFIT SHARING PLAN

    The Company has an incentive savings and profit sharing plan covering substantially all employees who wish to participate and meet minimum age and service requirements. Annual Company contributions are determined by the Board of Directors and are limited to the maximum amount deductible under the Internal Revenue Code. Company contributions for fiscal 1998, 1997 and 1996 were approximately $517,000, $325,000 and $196,000 respectively.

14. COMMITMENTS

    OPERATING LEASES

    The Company leases land and certain buildings, machinery and equipment under operating leases which expire through 2004. Under the terms of the leases, the Company is responsible for normal maintenance, utility expenses and taxes and pays a monthly property management fee on certain leases.

                                ADE CORPORTATION

14. COMMITMENTS (CONTINUED)

    Future minimum lease payments under operating leases, including management fees, are as follows:

                                                                                                (in
                                                                                            thousands)
                                                                                           -------------
Year ending April 30,
1999.....................................................................................    $   1,078
2000.....................................................................................          900
2001.....................................................................................          825
2002.....................................................................................          616
2003.....................................................................................          343
Thereafter...............................................................................          474
                                                                                                ------
    Total minimum lease payments.........................................................    $   4,236
                                                                                                ------
                                                                                                ------

    Total rent expense under noncancelable operating leases was approximately $1,159,000, $1,266,000 and $1,150,000 for the years ended April 30, 1998, 1997 and 1996, respectively.

15. SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

                                                                                    (in thousands)
                                                                                 YEAR ENDED APRIL 30,
                                                                            -------------------------------
                                                                              1998       1997       1996
                                                                            ---------  ---------  ---------
Cash paid during the year
  Interest................................................................  $     506  $     423  $     221
  Income taxes, net of refunds received...................................     11,510      5,584      6,164

    NON-CASH INVESTING AND FINANCING ACTIVITIES

    During fiscal 1996, $1,056,000 of long-term debt was canceled as consideration for the exercise of a warrant to purchase 325,000 shares of the Company's common stock.

16. QUARTERLY RESULTS OF OPERATIONS (UNAUDITED) AND FOURTH QUARTER ADJUSTMENTS

    JAL, the Company's 50% owned Japanese affiliate, recognizes revenue from product sales upon formal written acceptance by its customers. As stated in Note 2, the Company recognizes revenue upon shipment of product and accrues for anticipated warranty costs at the time of shipment. This difference in revenue recognition policies resulted in the Company prematurely recognizing income on certain sales to its affiliate during fiscal 1998 for equipment installed at end-user customer locations but not formally accepted by the customers. The Company has determined that its results of operations should be restated for the three and nine months periods ended January 31, 1998 to reflect a reduction in revenue of $1,237,000 and net income of $531,000. Accordingly, the Company amended its prior filing on Form 10-Q for the period ended January 31, 1998 to reflect these adjustments. In the opinion of management, all

                                ADE CORPORTATION

16. QUARTERLY RESULTS OF OPERATIONS (UNAUDITED) AND FOURTH QUARTER ADJUSTMENTS (CONTINUED)

adjustments necessary to revise the quarterly financial statements have been recorded. Following is a summary of the unaudited results of operations for the three and nine months ended January 31, 1998:

                                                                                       (in thousands)
                                                                                     THREE MONTHS ENDED
                                                                                      JANUARY 31, 1998
                                                                                   ----------------------
                                                                                                  AS
                                                                                              PREVIOUSLY
                                                                                   RESTATED    REPORTED
                                                                                   ---------  -----------
Revenue..........................................................................  $  33,102   $  34,339
Income from operations...........................................................      4,611       5,416
Net income.......................................................................      3,786       4,317
Earnings per share--basic........................................................  $    0.34   $    0.39
Earnings per share--diluted......................................................  $    0.33   $    0.38

                                                                                  NINE MONTHS ENDED
                                                                                   JANUARY 31, 1998
                                                                                ----------------------
                                                                                               AS
                                                                                           PREVIOUSLY
                                                                                RESTATED    REPORTED
                                                                                ---------  -----------
Revenue.......................................................................  $  98,149   $  99,386
Income from operations........................................................     10,661      11,466
Net income....................................................................      8,299       8,830
Earnings per share--basic.....................................................  $    0.81   $    0.87
Earnings per share--diluted...................................................  $    0.78   $    0.83

    The Company recorded a $2,294,000 credit to the provision for income taxes during the fourth quarter of fiscal 1998, which included a $1,789,000 credit resulting from the difference between the Company's actual effective tax rate for fiscal 1998 of 19.2% and the estimated effective tax rate of 34% utilized during the first three quarters of fiscal 1998. Also in the fourth quarter of 1998, the Company reversed accrued bonus expense of $1,323,000, which had been recorded in the first two quarters of fiscal 1998. Pro forma net income for the nine months ended January 31, 1998, including the reversal of the bonus accrual and utilizing the actual effective tax rate of 19.2%, is $9,837,000, compared to reported net income for the nine months ended January 31, 1998 of $8,299,000.

                          FINANCIAL STATEMENT SCHEDULE
                                 (IN THOUSANDS)

SCHEDULE II--VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

                                                                 CHARGED TO     CHARGED TO                    BALANCE AT
                                                    BALANCE AT    COSTS AND        OTHER        DEDUCTIONS/    APRIL 30,
DESCRIPTION                                         MAY 1, 1995   EXPENSES       ACCOUNTS       WRITE-OFFS       1996
--------------------------------------------------  -----------  -----------  ---------------  -------------  -----------
Allowance for doubtful accounts...................   $     138    $     338         --              --         $     476
Inventory obsolescence............................         672          295         --              --               967
Deferred tax asset valuation allowance............         346           --         --              --               346

                                                                 CHARGED TO     CHARGED TO                    BALANCE AT
                                                    BALANCE AT    COSTS AND        OTHER        DEDUCTIONS/    APRIL 30,
DESCRIPTION                                         MAY 1, 1996   EXPENSES       ACCOUNTS       WRITE-OFFS       1997
--------------------------------------------------  -----------  -----------  ---------------  -------------  -----------
Allowance for doubtful accounts...................   $     476    $     112         --           $     (11)    $     577
Inventory obsolescence............................         967        1,034         --                (370)        1,631
Deferred tax asset valuation allowance............         346           --         --                  --           346

                                                                 CHARGED TO     CHARGED TO                    BALANCE AT
                                                    BALANCE AT    COSTS AND        OTHER        DEDUCTIONS/    APRIL 30,
DESCRIPTION                                         MAY 1, 1997   EXPENSES       ACCOUNTS       WRITE-OFFS       1998
--------------------------------------------------  -----------  -----------  ---------------  -------------  -----------
Allowance for doubtful accounts...................   $     577    $   1,140         --           $     (12)    $   1,705
Inventory obsolescence............................       1,631        2,867         --                (971)        3,527
Deferred tax asset valuation allowance............         346            6         --                  --           352