Form 10-Q
period 1998-07-31
ADE CORP
filed 1998-09-14
CIK 884498

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            -------------------------

                                    Form 10-Q

                QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

  For Quarter Ended: July 31, 1998                Commission File Number 0-26714
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

                     80 Wilson Way, Westwood, Massachusetts
                     --------------------------------------
       02090 (Address of principal executive offices, including area code)


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

                              YES    X       NO
                                   -----          -----

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


       Common Stock, par value $.01 per share                               13,156,912 shares
------------------------------------------------------          ------------------------------------------

                        Class                                       Outstanding at September 4, 1998

                                 ADE CORPORATION
                                      INDEX


                                                                                                                 Page

Part I.  -  Financial Information

     Item 1.    Condensed Consolidated Financial Statements (unaudited)

                  Condensed Consolidated Balance Sheet-
                      July 31, 1998 and April 30, 1998                                                              3

                  Condensed Consolidated Statement of Operations-
                      Three Months Ended July 31, 1998 and 1997                                                     4

                  Condensed Consolidated Statement of Cash Flows -
                      Three Months Ended July 31, 1998 and 1997                                                     5

                  Notes to Unaudited Condensed Consolidated Financial Statements                                    6

     Item 2.    Management's Discussion and Analysis of Financial Condition
                 and Results of Operations                                                                          8

Part II.  -  Other Information                                                                                     13

Signatures                                                                                                         14

Exhibit Index                                                                                                      15

                                 ADE CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEET
                                 (in thousands)



                                                             July 31,  April 30,
                                                               1998       1998
                                                           ----------  ---------
                                                           (Unaudited)
Assets
Current assets:
    Cash and cash equivalents                                $68,599    $ 72,711
    Accounts receivable, net                                  21,408      16,938
    Inventories                                               31,149      28,792
    Prepaid expenses and other current assets                  1,995       6,573
    Deferred income taxes                                      7,670       7,670
                                                               -----       -----
                    Total current assets                     130,821     132,684

Fixed assets, net                                             25,764      26,058
Deferred income taxes                                          1,905       1,905
Investments                                                    4,127       3,892
Intangible assets, net                                         4,701       4,996
Restricted cash                                                3,683       3,808
Other assets                                                     289         300
                                                                 ---         ---
                                                            $171,290    $173,643
                                                            --------    --------
                                                            --------    --------
Liabilities and Stockholders' Equity
Current liabilities:
    Current portion of long-term debt                       $    437    $    434
    Accounts payable                                           4,436       5,694
    Accrued expenses and other current liabilities            12,188      12,205
    Deferred income on sales to affiliates                     2,021       2,511
                                                               -----       -----
                    Total current liabilities                 19,082      20,844
                                                              ------      ------
Long-term debt                                                 8,503       8,613
                                                               -----       -----
Stockholders' equity:
    Common stock                                                 131         131
    Capital in excess of par value                            99,360      99,045
    Retained earnings                                         44,340      45,153
                                                              ------      ------
                                                             143,831     144,329
    Deferred compensation                                       (126)       (143)
                                                               ----        ----
                                                             143,705     144,186
                                                             -------     -------
                                                            $171,290    $173,643
                                                            --------    --------
                                                            --------    --------

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

                                 ADE CORPORATION
                 CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                (in thousands, except per share data, unaudited)



                                                                       Three months
                                                                       ended July 31,
                                                                      1998       1997
                                                                    ------------------
Revenue                                                             $24,028    $34,181
Cost of revenue                                                      13,457     15,272
                                                                     ------     ------
          Gross profit                                               10,571     18,909
                                                                     ------     ------
Operating expenses:
    Research and development                                          6,652      5,708
    Marketing and sales                                               3,122      3,812
    General and administrative                                        2,878      2,963
                                                                      -----      -----
          Total operating expenses                                   12,652     12,483
                                                                     ------     ------
Income (loss) from operations                                        (2,081)     6,426
                                                                     ------      -----
Interest income, net                                                    761        189
                                                                        ---        ---
Income (loss) before provision for (benefit from) income taxes and
   equity in net income (loss) of affiliated companies               (1,320)     6,615
Provision for (benefit from) income taxes                              (514)     2,342
                                                                       ----      -----
Income (loss) before equity in net income (loss) of
    affiliated companies                                               (806)     4,273
Equity in net income (loss) of affiliated companies                      (7)        34
                                                                         --         --
Net income (loss)                                                     $(813)    $4,307
                                                                      -----     ------
                                                                      -----     ------
Basic earnings per share                                             $(0.06)     $0.41
Diluted earnings per share                                           $(0.06)     $0.39
Weighted average shares outstanding - basic                          12,923     10,417
Weighted average shares outstanding - diluted                        12,923     11,124

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

                                 ADE CORPORATION
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                            (in thousands, unaudited)


                                                                                   Three months ended
                                                                                         July 31,
                                                                                    1998         1997
                                                                                   ------       ------
Cash flows from operating activities:
    Net income (loss)                                                               $(813)     $4,307
    Adjustments to reconcile net income (loss) to net cash used in operating activities:
            Depreciation and amortization                                           1,731         557
            Equity in net (earnings) loss of affiiated companies,
              net of dividends received                                               115         (34)
            Changes in assets and liabilities:
                Accounts receivable, net                                           (4,470)     (1,766)
                Inventories                                                        (2,357)     (3,655)
                Prepaid expenses and other current assets                           4,578        (259)
                Accounts payable                                                   (1,258)      1,655
                Accrued expenses and other current liabilities                        (17)       (846)
                Deferred income on sales to affiliate                                (490)       (631)
                                                                                     ----        ----
                    Net cash used in operating activities                          (2,981)       (672)
                                                                                   ------        ----
Cash flows from investing activities:
    Purchases of fixed assets                                                      (1,125)     (1,253)
    Change in restricted cash                                                         125           -
    Advances to affiliated company                                                   (350)          -
    Decrease (increase) in other assets                                                11         (14)
                                                                                       --         ---
                    Net cash used in investing activities                          (1,339)     (1,267)
                                                                                   ------      ------
Cash flows from financing activities:
    Repayment of long-term debt                                                      (107)       (692)
    Proceeds from issuance of common stock                                            310         195
    Tax benefit related to the exercise of common stock options                         5          74
                                                                                        -          --
                    Net cash provided by (used in) financing activities               208        (423)
                                                                                      ---        ----
Net  decrease in cash and cash equivalents                                         (4,112)     (2,362)
Cash and cash equivalents, beginning of period                                     72,711      22,485
                                                                                   ------      ------
Cash and cash equivalents, end of period                                         $ 68,599    $ 20,123
                                                                                 --------    --------
                                                                                 --------    --------

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

                                 ADE CORPORATION
                    NOTES TO UNAUDITED CONDENSED CONSOLIDATED
                              FINANCIAL STATEMENTS


1. Basis of Preparation

      The accompanying unaudited condensed consolidated financial statements of ADE Corporation (the "Company") include, in the opinion of management, all adjustments (consisting only of normal and recurring adjustments) necessary for a fair statement of the Company's financial position, results of operations and cash flows at the dates and for the periods indicated. Results of operations for interim periods are not necessarily indicative of those to be achieved for full fiscal years.

      Pursuant to accounting requirements of the Securities and Exchange Commission applicable to quarterly reports on Form 10-Q, the accompanying unaudited condensed consolidated financial statements and these notes do not include all disclosures required by generally accepted accounting principles for complete financial statements. Accordingly, these statements should be read in conjunction with the financial statements included in the Company's Annual Report on Form 10-K for the fiscal year ended April 30, 1998.

2. Inventories

      Inventories consist of the following:


                                            (in thousands)
                                          July 31,  April 30,
                                           1998       1998
                                       -----------  ---------
                                        (unaudited)

Raw materials and purchased parts        $17,649   $15,817
Work-in-process                           11,464    11,053
Finished goods                             2,036     1,922
                                           -----     -----
                                         $31,149   $28,792
                                         -------   -------
                                         -------   -------



3. Acquisition

     On June 11, 1998, pursuant to an Agreement and Plan of Merger (the "PST Agreement"), the Company, through a wholly owned subsidiary, merged with Phase Shift Technology, Inc. ("PST"), an Arizona corporation. PST designs, manufactures, markets and services high-performance, non-contact surface metrology equipment using advanced optical interferometric technology that provides enhanced yield management for computer hard disk, semiconductor and optics manufacturers. Pursuant to the PST Agreement, each outstanding share of PST common stock was exchanged for two shares of the Company's common stock. A total of 2,000,000 shares of the Company's common stock were issued in this transaction. This transaction has been accounted for as a pooling-of-interests. Accordingly, all financial statements presented have been restated as if the acquisition took place at the beginning of such periods. There were no material transactions between the Company and PST prior to the PST Agreement.

4. Earnings Per Share

      Basic earnings per share is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share is computed using the weighted average number of common shares outstanding and gives effect to all dilutive potential common shares outstanding during the period. Potential common shares outstanding include shares issuable upon the assumed exercise of dilutive stock options reflected under the treasury stock method and shares issued in the PST merger (Note 3) held in escrow.

                                 ADE CORPORATION
                    NOTES TO UNAUDITED CONDENSED CONSOLIDATED
                              FINANCIAL STATEMENTS


4. Earnings Per Share (continued)

      The following is a reconciliation of the shares used in calculating basic and diluted earnings per share:


                                                               (in thousands)
                                                             Three months ended
                                                                  July 31,
                                                               1998      1997
                                                             -------   -------
Shares used in computation:
a. Weighted average common stock outstanding used
 in computation of basic earnings per share                   12,923   10,417
b. Dilutive effect of stock options outstanding                 --        507
c. Dilutive effect of shares held in escrow                     --        200
                                                             -------   -------
d. Shares used in computation of diluted earnings per share   12,923   11,124
                                                             -------   -------
                                                             -------   -------



5. Recently Issued Accounting Standards

     In June 1997, the Financial Accounting Standards Board (the "FASB") issued Statement of Financial Accounting Standards No. 130, " Reporting Comprehensive Income" ("SFAS 130") and Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("SFAS 131"). The Company adopted SFAS 130 and 131 on May 1, 1998. SFAS 130 establishes standards for reporting comprehensive income and its components in the consolidated financial statements. There were no material differences between net income and comprehensive income for the three month period ended July 31, 1998. SFAS 131 establishes standards for reporting information on operating segments and will first be applicable to its April 30, 1999 year-end financial statements.

     In June 1998, the FASB issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). This statement establishes new standards for the recognition of gains and losses on derivative instruments and provides guidance as to whether a derivative may be accounted for as a hedging instrument. Gains or losses from hedging transactions may be wholly or partially recorded in earnings or comprehensive income as part of a cumulative translation adjustment, depending upon the classification of the hedge transaction. Gain or loss on a derivative instrument not classified as a hedging instrument is recognized in earnings in the period of change. SFAS 133 will be effective for the Company beginning in fiscal 2001. To date the Company has not utilized derivative instruments or hedging activities and, therefore, the adoption of SFAS 133 is not expected to have a material impact on its financial position or its results of operations.

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

     On June 11, 1998, pursuant to an Agreement and Plan of Merger (the "PST Agreement"), the Company, through a wholly owned subsidiary, merged with Phase Shift Technology, Inc. ("PST"), an Arizona corporation. PST designs, manufactures markets and services high-performance, non-contact surface metrology equipment using advanced optical interferometric technology that provides enhanced yield management for computer hard disk, semiconductor and optics manufacturers. Pursuant to the PST Agreement, each outstanding share of PST common stock was exchanged for two shares of the Company's common stock. A total of 2,000,000 shares of the Company's common stock were issued in this transaction. This transaction has been accounted for as a pooling-of-interests. Accordingly, all financial statements presented have been restated as if the acquisition took place at the beginning of such periods. There were no material transactions between the Company and PST prior to the PST Agreement.

      The following information should be read in conjunction with the unaudited condensed consolidated financial statements and notes thereto included in this Quarterly Report and the audited consolidated financial statements and Management's Discussion and Analysis of Financial Condition and Results of Operations contained in the Company's Annual Report on Form 10-K for the fiscal year ended April 30, 1998.

Results of Operations

Three Months Ended July 31, 1998 compared to Three Months Ended July 31, 1997

      Revenue. Revenue decreased 29.7% to $24.0 million in the first quarter of fiscal 1999 from $34.2 million in the first quarter of 1998. Decreased sales of the Company's products were primarily due to reduced demand for capital equipment in the semiconductor wafer and device industries as well as the computer hard disk industry. Reduced demand in the semiconductor market resulted from excess manufacturing capacity for 200mm wafers, continued delays in large-scale production of 300mm wafers and an overall uncertainty about short-term chip demand. Similarly, the computer hard disk industry is in a period of excess supply in many disk drive market segments which has resulted in reduced production and capital equipment purchases.

      The Company has been adversely affected by the general slowdown in capital equipment spending in both the semiconductor and computer disk drive industries. Additionally, the current financial uncertainty within the economies of certain Asian countries has adversely affected, and may continue to adversely affect the Company. These effects have included and could continue to include delay or cancellation of orders, postponement of product delivery dates, price concessions and extended payment terms on product sales. The Company remains cautious about when growth in these industries will return.

      Gross Margin. Gross margin decreased to 44.0% in the first quarter of fiscal 1999 from 55.3% in the first quarter of 1998. This decrease resulted primarily from reduced sales of products with higher gross profit contribution margins, lower absorption of overhead expenses due to reduced manufacturing activity, pricing pressure from customers and fixed costs associated with maintaining the Company's expanded worldwide customer service organization. Additionally, there was a decrease in sales made through external sales representatives in certain foreign markets. These sales typically carry a higher unit selling price than domestic sales or sales through distributors. This decrease in selling price was partially offset by lower commissions paid to sales representatives that resulted in reduced sales and marketing expense.

      Research and Development. Research and development expense increased 16.5% to $6.7 million in the first quarter of fiscal 1999 from $5.7 million in the first quarter of 1998 and increased as a percentage of revenue to 27.7% from 16.7% in the first quarter of 1998. Significantly increased expenditures on the Company's 300mm surface inspection and wafer thickness products have resulted from the continued delay in expected volume sales of 300mm equipment and the Company's belief that a second generation of 300mm products will become available by the time volume sales begin. Additionally, the Company has increased development efforts to enhance its existing 200mm and advanced 200mm wafer systems as its semiconductor industry customers seek to improve their yields on 200mm wafers. The increase in research and development expense as a percentage of revenue resulted from the increase in absolute dollar expense discussed above as well as the significant decrease in revenue during the first quarter of fiscal 1999 due to the semiconductor and computer hard disk industry downturns. The Company is committed to continuing its investment in research and development to maintain its position as a technological leader, however, the Company also continues to evaluate the costs of current resources relative to expected revenue and will continue to implement aggressive cost containment measures.

      Marketing and Sales. Marketing and sales expense decreased 18.1% to $3.1 million in the first quarter of fiscal 1999 from $3.8 million in the first quarter of 1998 and increased as a percentage of revenue to 13.0% from 11.2% in the first quarter of 1998. The reduced expense resulted primarily from lower overall commissions expense related to lower sales volume and a lower proportion of sales and related sales commissions made through external sales representatives in certain foreign markets. The mix of sales channels through which the Company's products are sold may have a significant impact on the Company's marketing and sales expense and the results in any period may not be indicative of marketing and sales expense for future periods. The increase in marketing and sales expense as a percentage of revenue despite the decrease in absolute dollar expense resulted from the significant decrease in revenue during the first quarter of fiscal 1999. The Company continues to evaluate its cost structure relative to expected revenue and will continue to implement aggressive cost containment measures.

      General and Administrative. General and administrative expenses decreased 2.9% to $2.9 million in the first quarter of fiscal 1999 from $3.0 million in the first quarter of 1998 and increased as a percentage of revenue to 12.0% from 8.7% in the first quarter of 1998. Expenses decreased primarily as a result of the Company's cost reduction strategy implemented during the fourth quarter of fiscal 1998 which included strict controls over discretionary spending and a 12% reduction in workforce. The increase in general and administrative expense as a percentage of revenue despite the decrease in absolute dollar expense resulted from the significant decrease in revenue during the first quarter of fiscal 1999. The Company continues to evaluate its cost structure relative to expected revenue and will continue to implement aggressive cost containment measures.

      Interest Income, Net. Net interest income was $761,000 in the first quarter of fiscal 1999 compared to net interest income of $189,000 in the first quarter of fiscal 1998. The increase in income resulted primarily from interest earned on the proceeds of a public offering of the Company's common stock completed in August 1997 that raised approximately $67.8 million in cash, and was partially offset by interest expense related to separate $4 million and $5.5 million Industrial Development Bonds ("IDB") issued in December 1997 and June 1996, respectively, through the Massachusetts Industrial Finance Agency.

      Income Taxes. The benefit from income taxes was $514,000 in the first quarter of fiscal 1999 compared to the provision for income taxes of $2.3 million in the first quarter of fiscal 1998 and resulted from the Company's loss before taxes in the current quarter compared to the Company's income before taxes in the year earlier period. The increase in the Company's estimated effective tax rate to 39.0% for the three months ended July 31, 1998 compared to the estimated rate of 35.4% for the year earlier period primarily reflects changes in the Company's estimated federal and state research and development credits and estimated investment tax credits from capital spending for the current fiscal year.

Liquidity and Capital Resources

      At July 31, 1998, the Company had $68.6 million in cash and cash equivalents and $111.7 million in working capital. In addition, the Company had $3.7 million in restricted cash used as security for a tax-exempt Industrial Development Bond issued through the Massachusetts Industrial Finance Agency in December 1997. Under the terms of the bond agreement, the Company may substitute a letter of credit in an amount equal to approximately 105% of the outstanding principal balance as collateral for the Company's obligations under the IDB, allowing the restricted cash balance to be used for general corporate purposes. The Company also has an unsecured revolving line of credit facility (the "Credit Facility") with a bank, with a maximum borrowing amount of $8 million. The Credit Facility provides the Company the option of borrowing at either the bank's prime rate or the bank's LIBOR rate plus 2%. The Credit Facility expires and all outstanding amounts thereunder are due December 21, 1999. There were no borrowings outstanding under the Credit Facility at July 31, 1998. At July 31, 1998, the Company was in violation of certain financial covenants related to the Credit Facility, which provides the bank with the right to withhold future advances under the Credit Facility, to require cash deposits as security for any future advances or to offset any and all of the Company's cash deposits with the bank against any outstanding borrowings under the Credit Facility. The Company expects to seek a waiver of the covenant violation from the bank in the event that it seeks to obtain funds under the Credit Facility.

      Net cash used in operating activities for the three months ended July 31, 1998 was $3.0 million. This amount resulted from a net loss of $813,000, adjusted for non-cash charges and changes in working capital. Non-cash items consisted primarily of $1.7 million of depreciation and amortization for the period. The net increase in working capital totaled $4.0 million and was primarily comprised of increased accounts receivable and inventory of $4.5 million and $2.4 million, respectively, decreased accounts payable and deferred income on sales to Japan ADE Ltd., the Company's 50% owned Japanese distributor, of $1.3 million and $490,000, respectively, offset in part by a reduction of prepaid expenses and other current assets of $4.6 million. The increase in accounts receivable resulted primarily from a larger volume of product shipments during the latter portion of the most recent quarter compared to prior periods. The increase in inventory resulted primarily from purchases of materials related to the Company's 300mm and advanced 200mm products. The decrease in accounts payable resulted primarily from the timing of purchases and the related payments. The reduction in prepaid expenses and other current assets resulted from an income tax refund received during the period.

      Cash used in investing activities was $1.3 million, and consisted of $1.1 million for purchases of fixed assets and $350,000 in advances to affiliated companies, partially offset by aggregate reductions of $136,000 in restricted cash and other assets. During fiscal 1999, the Company anticipates investing between $5 million and $6 million in a new facility for PST in Tucson, Arizona to provide additional manufacturing capacity as PST's products and technology are integrated with those of the Company.

      Cash provided by financing activities was $208,000, which consisted of $315,000 of aggregate proceeds from the issuance of common stock and tax benefits from the exercise of stock options, partially offset by $107,000 in repayments of long-term debt.

      The Company expects to meet its near-term working capital needs and capital expenditures primarily through cash generated from operations, its available cash and cash equivalents and the above-referenced Credit Facility.

Year 2000

     The Company has formed a task force to assess the nature, extent and cost of remediation of any Year 2000 compliance issues confronting the Company and its suppliers. The project encompasses reviewing the Company's internal systems and products as well as the Year 2000 readiness of companies with which the Company has a material relationship. This assessment has begun at each of its operating units and the Company has identified certain requisite corrective actions.

      Corrective actions for software included in the Company's products have included formulating software patches that provide proper system operation while reporting the Year 2000 as "1910" or a combination of software patches and upgrades that provide proper system operation and the reporting of the year 2000 as either "0" or "2000". Some of the Company's software products are Year 2000 compliant, however, their ability to function as a Year 2000 ready product is dependent upon the Year 2000 compliance of the user's operating system. The Company anticipates all testing and corrective actions related to Year 2000 issues in its products will be completed in calendar 1998.

     The Company has substantially completed its review of its internal software applications and has determined that all network systems and server architect are Year 2000-ready. Some software at the individual user level remains to be tested and the Company anticipates this testing will be completed in calendar 1998.

     The Company is aware of potential non-IT system risk associated with the Year 2000 issue and is currently evaluating its potential exposure at each of its facilities. The Company anticipates the renovation of any Year 2000 related risks of its non-IT systems as well the renovation and validation of any repairs will be substantially completed in calendar 1998. Aggregate costs incurred and anticipated costs related to addressing the Year 2000 issue for the Company's products and internal systems have not and are not anticipated to have an adverse material financial impact on the Company. While the Company does not believe the Year 2000 issue related to its internal systems and products will have a material impact on the Company, there can be no assurance that unanticipated problems will not arise that will have a material adverse effect on the Company's business and operations.

     Additionally, the Company's suppliers and vendors have been sent letters requesting information regarding their own Year 2000 compliance efforts, as well as requesting confirmation that the components and services provided by these suppliers are Year 2000 compliant. The Company has not received complete responses from each of its suppliers and vendors but anticipates completion of these request efforts in calendar 1998. To date, there have been no inquiry responses that are anticipated to have an adverse material effect on the Company. However, there can be no assurance that the systems of other companies upon which the Company's systems and business rely will be timely converted or that any such failure to convert by another company would not have a material adverse effect on the Company's business or results of operations

      The Company is currently uncertain of the impact a reasonable, worst case Year 2000 scenario would have on its business and operations. The Company's Year 2000 task force has begun this assessment and anticipates to complete a contingency plan to address the most reasonably likely worst case scenario by the end of calendar 1998. There can be no assurance, however, that unanticipated problems not considered in determining a reasonable worse case Year 2000 scenario will not arise that will have a material adverse effect on the Company's business and operations.

Other Risk Factors

      Capital expenditures by semiconductor wafer and device manufacturers historically have been cyclical as they in turn depend upon the current and anticipated demand for integrated circuits. Currently, there is industry-wide uncertainty about short-term chip demand, which has resulted in lower capital equipment expenditures by silicon wafer and semiconductor device manufacturers. The current period of oversupply within the semiconductor industry has and could continue to adversely affect the performance of the Company. The computer disk drive industry is also in a period of oversupply and excess manufacturing capacity and this has also had an adverse impact on the Company. Additionally, the Company anticipates that its revenue for the current fiscal year will be adversely affected by the economic conditions in the Asian region, which has historically accounted for a significant portion of the Company's revenue base. At July 31, 1998, the Company's backlog was $22.3 million, which represents a 41.2% reduction from fiscal year end 1998.

      Furthermore, the Company's success is dependent upon supplying technologically superior products to the marketplace at appropriate times to satisfy customer needs. Product development requires substantial investment and is subject to technological risks. Delays or difficulties in product development could adversely affect the future performance of the Company.

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

                  None

Item 5.           Other Information:

                  None

Item 6.           Exhibits and Reports on Form 8-K:

                  a. See Exhibit Index, Page 14

                  b. Reports on Form 8-K


                     The Company filed a Current Report on Form 8-K with the
                  Securities and Exchange Commission on June 26, 1998. The Form 8-K reported that on June 11, 1998, pursuant to an Agreement and Plan of Merger (the "PST Agreement"), the Company, through its wholly-owned subsidiary Theta Acquisition Corporation, merged with Phase Shift Technology, Inc., an Arizona corporation. Pursuant to the PST Agreement, each outstanding share of PST common stock was exchanged for two shares of the Company's common stock. A total of 2,000,000 shares of the Company's common stock were issued in this transaction.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ADE CORPORATION



Date: September 14, 1998            /s/ Mark D. Shooman
                                    -----------------------------
                                    Mark D. Shooman
                                    Vice President and Chief Financial Officer

Date: September 14, 1998            /s/ Robert C. Abbe
                                    ----------------------------
                                    Robert C. Abbe
                                    President and Chief Executive Officer

                                ADE CORPORATION
                                  EXHIBIT INDEX


Exhibit
-------


   27  Financial Data Schedule