Form 10-Q
period 1998-10-31
ADE CORP
filed 1998-12-15
CIK 884498

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------


                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            -------------------------

                                    Form 10-Q

                QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended: October 31, 1998           Commission File Number 0-26714
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

                              YES     X     NO
                                   -------     -------


     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock, par value $.01 per share                  13,183,140 shares
---------------------------------------                 -----------------
                 Class                           Outstanding at December 8, 1998

                                 ADE CORPORATION
                                      INDEX



                                                                                Page
                                                                                ----
Part I.  -  Financial Information

     Item 1.    Condensed Consolidated Financial Statements (unaudited)

                  Condensed Consolidated Balance Sheet-
                      October 31, 1998 and April 30, 1998                         3

                  Condensed Consolidated Statement of Operations-
                      Three and Six Months Ended October 31, 1998 and 1997        4

                  Condensed Consolidated Statement of Cash Flows -
                      Six Months Ended October 31, 1998 and 1997                  5

                  Notes to Unaudited Condensed Consolidated Financial Statements  6

     Item 2.    Management's Discussion and Analysis of Financial Condition
                 and Results of Operations                                        8

Part II.  -  Other Information                                                   15

Signatures                                                                       16

Exhibit Index                                                                    17


                                 ADE CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEET
                                 (in thousands)


                                                       October 31,      April 30,
                                                          1998            1998
                                                      -----------       ---------
                                                      (Unaudited)
Assets
Current assets:
    Cash and cash equivalents                           $  69,806       $  72,711
    Accounts receivable, net                               10,130          16,938
    Inventories                                            28,191          28,792
    Prepaid expenses and other current assets               5,678           6,573
    Deferred income taxes                                   7,670           7,670
                                                        ---------       ---------
                    Total current assets                  121,475         132,684

Fixed assets, net                                          25,076          26,058
Deferred income taxes                                       1,905           1,905
Investments                                                 4,152           3,892
Intangible assets, net                                      4,358           4,996
Restricted cash                                             3,633           3,808
Other assets                                                  299             300
                                                        ---------       ---------
                                                        $ 160,898       $ 173,643
                                                        ---------       ---------
                                                        ---------       ---------

Liabilities and Stockholders' Equity
Current liabilities:
    Current portion of long-term debt                   $     442       $     434
    Accounts payable                                        3,491           5,694
    Accrued expenses and other current liabilities         10,667          12,205
    Deferred income on sales to affiliates                  1,899           2,511
                                                        ---------       ---------
                    Total current liabilities              16,499          20,844

Long-term debt                                              8,390           8,613
                                                        ---------       ---------

Stockholders' equity:
    Common stock                                              131             131
    Capital in excess of par value                         99,549          99,045
    Retained earnings                                      36,441          45,153
                                                        ---------       ---------
                                                          136,121         144,329
    Deferred compensation                                    (112)           (143)
                                                        ---------       ---------
                                                          136,009         144,186
                                                        ---------       ---------
                                                        $ 160,898       $ 173,643
                                                        ---------       ---------
                                                        ---------       ---------


The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

                                 ADE CORPORATION
                 CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                (in thousands, except per share data, unaudited)


                                                                    Three months            Six months
                                                                   ended October 31,      ended October 31,
                                                                   1998         1997      1998        1997
                                                                 --------    --------   --------    --------
Revenue                                                          $ 12,239    $ 37,335   $ 36,267    $ 71,516
Cost of revenue                                                    12,799      15,557     26,256      30,829
                                                                 --------    --------   --------    --------
          Gross profit (loss)                                        (560)     21,778     10,011      40,687
                                                                 --------    --------   --------    --------
Operating expenses:
    Research and development                                        6,463       6,343     13,115      12,052
    Purchased in-process research and development                    --         6,100       --         6,100
    Marketing and sales                                             3,240       4,625      6,361       8,437
    General and administrative                                      2,213       3,066      5,092       6,028
                                                                 --------    --------   --------    --------
          Total operating expenses                                 11,916      20,134     24,568      32,617
                                                                 --------    --------   --------    --------
Income (loss) from operations                                     (12,476)      1,644    (14,557)      8,070

Interest income, net                                                  701         625      1,461         814
                                                                 --------    --------   --------    --------
Income (loss) before provision for (benefit from) income taxes
   and equity in net income (loss) of affiliated companies        (11,775)      2,269    (13,096)      8,884
Provision for (benefit from) income taxes                          (4,201)        848     (4,715)      3,190
                                                                 --------    --------   --------    --------
Income (loss) before equity in net income (loss) of
    affiliated companies                                           (7,574)      1,421     (8,381)      5,694

Equity in net income (loss) of affiliated companies                  (324)         58       (331)         92
                                                                 --------    --------   --------    --------
Net income (loss)                                                $ (7,898)   $  1,479   $ (8,712)   $  5,786
                                                                 --------    --------   --------    --------
                                                                 --------    --------   --------    --------
Basic earnings (loss) per share                                  $  (0.61)   $   0.12   $  (0.67)   $   0.50
Diluted earnings (loss) per share                                $  (0.61)   $   0.11   $  (0.67)   $   0.47

Weighted average shares outstanding - basic                        12,965      12,638     12,944      11,527
Weighted average shares outstanding - diluted                      12,965      13,316     12,944      12,220



The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

                                 ADE CORPORATION
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                            (in thousands, unaudited)


                                                                              Six months ended
                                                                                 October 31,
                                                                              1998        1997
                                                                            --------    --------

Cash flows from operating activities:
    Net income (loss)                                                       $ (8,712)   $  5,786
    Adjustments to reconcile net income (loss) to
        net cash used in operating activities:
            Depreciation and amortization                                      2,911       1,187
            Equity in net (income) loss of affiiated companies,
              net of dividends received                                          440         (36)
            In-process research and development from business acquisition       --         6,100
            Deferred income taxes                                               --        (3,425)
            Changes in assets and liabilities:
                Accounts receivable, net                                       6,808        (987)
                Inventories                                                      601      (7,096)
                Prepaid expenses and other current assets                        895      (1,562)
                Accounts payable                                              (2,203)        197
                Accrued expenses and other current liabilities                (1,538)       (803)
                Deferred income on sales to affiliate                           (612)     (1,242)
                                                                            --------    --------
                    Net cash used in operating activities                     (1,410)     (1,881)
                                                                            --------    --------
Cash flows from investing activities:
    Purchases of fixed assets                                                 (1,260)     (5,835)
    Change in restricted cash                                                    175        --
    Advances to affiliated company                                              (700)       (150)
    Acquisition of business                                                     --       (10,000)
    Decrease (increase) in other assets                                            1         (33)
                                                                            --------    --------
                    Net cash used in investing activities                     (1,784)    (16,018)
                                                                            --------    --------
Cash flows from financing activities:
    Repayment of long-term debt                                                 (215)       (780)
    Proceeds from issuance of common stock                                       479      68,808
    Tax benefit related to the exercise of common stock options                   25       1,373
                                                                            --------    --------
                    Net cash provided by financing activities                    289      69,401
                                                                            --------    --------

Net  increase (decrease) in cash and cash equivalents                         (2,905)     51,502
Cash and cash equivalents, beginning of period                                72,711      22,485
                                                                            --------    --------
Cash and cash equivalents, end of period                                    $ 69,806    $ 73,987
                                                                            --------    --------
                                                                            --------    --------



The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

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

     On June 11, 1998, pursuant to an Agreement and Plan of Merger (the "PST Agreement"), the Company, through a wholly owned subsidiary, merged with Phase Shift Technology, Inc. ("PST"), an Arizona corporation. PST designs, manufactures, markets and services high-performance, non-contact surface metrology equipment using advanced optical interferometric technology that provides enhanced yield management for computer hard disk, semiconductor and optics manufacturers. Pursuant to the PST Agreement, each outstanding share of PST common stock was exchanged for two shares of the Company's common stock. A total of 2,000,000 shares of the Company's common stock were issued in this transaction. This transaction has been accounted for as a pooling-of-interests. Accordingly, all financial statements presented have been restated as if the merger took place at the beginning of such periods. There were no material transactions between the Company and PST prior to the PST Agreement.


2.   Inventories

     Inventories consist of the following:


                                         (in thousands)
                                     October 31,   April 30,
                                        1998         1998
                                    (unaudited)
                                    ------------   ---------

Raw materials and purchased parts      $16,785      $15,817
Work-in-process                          9,904       11,053
Finished goods                           1,502        1,922
                                       -------      -------
                                       $28,191      $28,792
                                       -------      -------
                                       -------      -------


3.   Earnings (Loss) Per Share

     Basic earnings (loss) per share is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings (loss) per share is computed using the weighted average number of common shares outstanding and gives effect to all dilutive potential common shares outstanding during the period. Potential common shares outstanding include shares issuable upon the assumed exercise of dilutive stock options reflected under the treasury stock method and shares issued in the PST merger (Note 1) held in escrow.

                                 ADE CORPORATION
                    NOTES TO UNAUDITED CONDENSED CONSOLIDATED
                              FINANCIAL STATEMENTS


3.   Earnings (Loss) Per Share (continued)

     The following is a reconciliation of the shares used in calculating basic and diluted earnings (loss) per share:


                                                                         (in thousands)          (in thousands)
                                                                       Three months ended       Six months ended
                                                                             October 31,           October 31,
                                                                         1998        1997        1998        1997
                                                                        ------      ------      ------      ------
Shares used in computation:
a. Weighted average common stock outstanding used
   in computation of basic earnings (loss) per share                    12,965      12,638      12,944      11,527
b. Dilutive effect of stock options outstanding                           --           478        --           493
c. Dilutive effect of shares held in escrow                               --           200        --           200
                                                                        ------      ------      ------      ------
d. Shares used in computation of diluted earnings (loss) per share      12,965      13,316      12,944      12,220
                                                                        ------      ------      ------      ------
                                                                        ------      ------      ------      ------


4.   Stock Option Repricing

     In September 1998, the Compensation Committee of the Board of Directors of the Company (the "Committee") determined that, because certain stock options held by employees of the Company had an exercise price significantly higher than the then current fair market value of the Company's common stock, such stock options were not providing the desired incentive and retentive effect for employees. Accordingly, the Company granted employees with outstanding stock options the opportunity to cancel their existing options and receive new options on a one for one basis with a new five year vesting schedule commencing on the new date of grant. On October 2, 1998, 298,850 options with exercise prices between $12.94 and $41.25 per share and an average exercise price of $17.72 per share were cancelled and 298,850 new options were granted with an exercise price of $8.66 per share, the fair market value of the Company's common stock on October 2, 1998. No executive officer of the Company participated in the stock option repricing.

5.   Recently Issued Accounting Standards

     In June 1997, the Financial Accounting Standards Board (the "FASB") issued Statement of Financial Accounting Standards No. 130, " Reporting Comprehensive Income" ("SFAS 130") and Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("SFAS 131"). The Company adopted SFAS 130 and 131 on May 1, 1998. SFAS 130 establishes standards for reporting comprehensive income and its components in the consolidated financial statements. There were no material differences between net income and comprehensive income for the three and six month periods ended October 31, 1998. SFAS 131 establishes standards for reporting information on operating segments and will first be applicable to the Company's April 30, 1999 year-end financial statements.

     In June 1998, the FASB issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). This statement establishes new standards for the recognition of gains and losses on derivative instruments and provides guidance as to whether a derivative may be accounted for as a hedging instrument. SFAS 133 will be effective for the Company beginning in fiscal 2001. The Company currently does not utilize derivative instruments or hedging activities and, therefore, the adoption of SFAS 133 is not expected to have a material impact on the Company's financial position or its results of operations.

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

Results of Operations

Restructuring of Operations

     In September 1998, the Company recorded a charge of approximately $148,000 related to a reduction in work force. This amount represents severance benefits paid to terminated employees. The Company continues to evaluate its cost structure relative to expected revenue and will continue to implement aggressive cost containment measures.

Three Months Ended October 31, 1998 compared to Three Months Ended October 31, 1997

     Revenue. Revenue decreased 67.2% to $12.2 million in the second quarter of fiscal 1999 from $37.3 million in the second quarter of 1998. Decreased sales of the Company's products were primarily due to reduced demand for capital equipment in the semiconductor wafer and device industries as well as the computer hard disk industry. Reduced demand in the semiconductor market resulted from excess manufacturing capacity for 200mm wafers, continued delays in large-scale production of 300mm wafers and an overall uncertainty about short-term chip demand as well as from the weakness of the economies of certain Asian countries. For the three months ended October 31, 1998, 69.5% of the Company's revenue was derived from the semiconductor industry compared to 81.0% for the year earlier period. Similarly, the computer hard disk industry is in a period of excess supply, which has resulted in reduced production and capital equipment purchases. The Company has experienced reduced revenue in each of its metrology product lines that are marketed to the computer hard disk industry. Disk industry revenue comprised 30.5% of total revenue for the three months ended October 31, 1998, compared to 19.0% for the year earlier period.

     Gross Margin. Gross margin decreased to (4.6)% in the second quarter of fiscal 1999 from 58.3% in the second quarter of 1998. This decrease resulted primarily from a $3.2 million charge due to increased inventory obsolescence reserves, lower absorption of overhead expenses due to significantly reduced manufacturing activity, pricing pressure from customers and costs associated with maintaining the Company's expanded worldwide customer service organization. The increased inventory obsolescence reserves, lower absorption of overhead expenses and pricing pressure from customers impacted both the semiconductor and computer disk drive product lines, while costs associated with the customer service organization were primarily incurred in the semiconductor industry. Additionally, there was a significant decrease in sales made through external sales representatives in certain foreign markets, primarily in Asia. These sales typically carry a higher unit selling price than domestic sales or sales through distributors. This decrease in selling price was partially offset by lower commissions paid to sales representatives that resulted in reduced sales and marketing expense.

     Research and Development. Research and development expense increased $120,000 or 1.9% to $6.5 million in the second quarter of fiscal 1999 from $6.4 million in the second quarter of 1998 and increased as a percentage of revenue to 52.8% from 17.0% in the second quarter of 1998. Continued expenditures on the Company's 300mm surface inspection and wafer thickness products have resulted from the continued delay in expected volume sales of 300mm equipment and the Company's belief that a second generation of 300mm products will become available by the time volume sales begin. Additionally, the Company has increased development efforts to enhance its existing 200mm and advanced 200mm wafer systems as its semiconductor industry customers seek to improve their yields on 200mm wafers. Research and development expense in absolute dollars remained fairly consistent with the year earlier period, but increased as a percentage of revenue primarily due to the significant decrease in revenue during the second quarter of fiscal 1999 discussed above. The Company is committed to continuing its investment in research and development to maintain its position as a technological leader, which may necessitate continued research and development spending at or above current levels.

     Marketing and Sales. Marketing and sales expense decreased 29.9% to $3.2 million in the second quarter of fiscal 1999 from $4.6 million in the second quarter of 1998 and increased as a percentage of revenue to 26.5% from 12.4% in the second quarter of 1998. The reduced expense resulted primarily from reduced commissions expense related to a lower volume of sales and related sales commissions made through external sales representatives in certain foreign markets, primarily in Asia. The mix of sales channels through which the Company's products are sold may have a significant impact on the Company's marketing and sales expense and the results in any period may not be indicative of marketing and sales expense for future periods. The increase in marketing and sales expense as a percentage of revenue despite the decrease in absolute dollar expense resulted from the significant decrease in revenue during the second quarter of fiscal 1999.

     General and Administrative. General and administrative expenses decreased 27.8% to $2.2 million in the second quarter of fiscal 1999 from $3.0 million in the second quarter of 1998 and increased as a percentage of revenue to 18.1% from 8.2% in the second quarter of 1998. Expenses decreased primarily as a result of the Company's cost reduction strategy implemented during the fourth quarter of fiscal 1998 and throughout fiscal 1999 which included strict controls over discretionary spending and the reduction in workforce described above. The increase in general and administrative expense as a percentage of revenue despite the decrease in absolute dollar expense resulted from the significant decrease in revenue during the second quarter of fiscal 1999.

     Interest Income, Net. Net interest income was $701,000 in the second quarter of fiscal 1999 compared to $625,000 in the second quarter of 1998. The increase in income resulted primarily from interest earned on the proceeds of a public offering of the Company's common stock completed in August 1997 that raised approximately $67.8 million in cash, and was partially offset by interest expense related to separate $4 million and $5.5 million Industrial Development Bonds ("IDB") issued in December 1997 and June 1996, respectively, through the Massachusetts Industrial Finance Agency.

     Income Taxes. The benefit from income taxes was $4.2 million in the second quarter of fiscal 1999 compared to the provision for income taxes of $848,000 in the second quarter of 1998 and resulted from the Company's loss before taxes in the current quarter compared to the Company's income before taxes in the year earlier period. The benefit from income taxes recognized in the second quarter of fiscal 1999 reflects the Company's estimated annual effective tax rate of 36%, which is consistent with the estimated effective tax rate for the year earlier period. The benefit from income taxes will primarily be obtained through income tax refunds resulting from net operating loss carry-backs and from certain research and development credits. The Company continues to monitor the realizability of its current and long term deferred tax assets and provides for valuation allowances against these assets as appropriate. The Company has not adjusted its valuation allowances during the three months ended October 31, 1998.

     Equity in Net Income (Loss) of Affiliated Companies. Equity in net loss of affiliated companies was $324,000 in the second quarter of fiscal 1999 compared to equity in net income of affiliated companies of $58,000 in the second quarter of 1998. The Company's affiliates sell primarily to the semiconductor industry and the loss reflects the overall downturn in the semiconductor industry as well as the current financial uncertainty within the economies of certain Asian countries. The Company remains cautious about when growth in the semiconductor industry will return. Furthermore, there can be no assurance that overall growth in these industries will result in increased profitability for the affiliates of the Company.

Six Months Ended October 31, 1998 compared to Six Months Ended October 31, 1997

     Revenue. Revenue decreased 49.3% to $36.3 million in the six months ended October 31, 1998 from $71.5 million in the year earlier period. Decreased sales of the Company's products were primarily due to reduced demand for capital equipment in the semiconductor wafer and device industries as well as the computer hard disk industry. Reduced demand in the semiconductor market resulted from excess manufacturing capacity for 200mm wafers, continued delays in large-scale production of 300mm wafers and an overall uncertainty about short-term chip demand. For the six months ended October 31, 1998, 74.7% of the Company's revenue was derived from sales to the semiconductor industry compared to 80.0% for the year earlier period. The computer hard disk industry is also in a period of excess supply, which has resulted in reduced production and capital equipment purchases. Disk industry revenue comprised 25.3% of total revenue for the six months ended October 31, 1998, compared to 20.0% for the year earlier period.

     Gross Margin. Gross margin decreased to 28% for the six months ended October 31,1998 from 56.9% in the year earlier period. This decrease resulted primarily from a $3.2 million charge in October due to increased inventory obsolescence reserves, lower absorption of overhead expenses due to significantly reduced manufacturing activity, pricing pressure from customers and costs associated with maintaining the Company's expanded worldwide customer service organization. The increased inventory obsolescence reserves, lower absorption of overhead expenses and pricing pressure from customers impacted both the semiconductor and computer disk drive product lines, while costs associated with the customer service organization were primarily incurred in the semiconductor industry. Additionally, there was a significant decrease in sales made through external sales representatives in certain foreign markets, primarily in Asia. These sales typically carry a higher unit selling price than domestic sales or sales through distributors. This decrease in selling price was partially offset by lower commissions paid to sales representatives that resulted in reduced sales and marketing expense.

     Research and Development. Research and development expense increased $1.1 million or 8.8% to $13.1 million in the six months ended October 31, 1998 from $12.0 million in the year earlier period and increased as a percentage of revenue to 36.2% from 16.9% in the year earlier period. The Company has continued to commit significant expenditures on the Company's 300mm surface inspection and wafer thickness products as well as increased development efforts on advanced 200mm wafer systems as its semiconductor industry customers seek to improve their yields on 200mm wafers. Research and development expense increased as a percentage of revenue primarily due to the significant decrease in revenue discussed above, particularly in the three month period ended October 31, 1998. The Company is committed to continuing its investment in research and development to maintain its position as a technological leader, which may necessitate continued research and development spending at or above current levels.

     Marketing and Sales. Marketing and sales expense decreased 24.6% to $6.4 million in the six months ended October 31, 1998 from $8.4 million during the year earlier period and increased as a percentage of revenue to 17.5% from 11.8% in the year earlier period. The reduced expense resulted primarily from lower commissions expense related to a lower volume of sales and related sales commissions made through external sales representatives in certain foreign markets, primarily in Asia. The mix of sales channels through which the Company's products are sold may have a significant impact on the Company's marketing and sales expense and the results in any period may not be indicative of marketing and sales expense for future periods. The increase in marketing and sales expense as a percentage of revenue despite the decrease in absolute dollar expense resulted from the significant decrease in revenue discussed above, particularly in the three month period ended October 31, 1998.

     General and Administrative. General and administrative expenses decreased 15.5% to $5.1 million for the six months ended October 31, 1998 from $6.0 million for the year earlier period and increased as a percentage of revenue to 14.0% from 8.4% in the year earlier period. Expenses decreased primarily as a result of the Company's cost reduction strategy implemented during the fourth quarter of fiscal 1998 and throughout fiscal 1999 which included strict controls over discretionary spending and the September 1998 reduction in workforce described above. The increase in general and administrative expense as a percentage of revenue despite the decrease in absolute dollar expense resulted from the significant decrease in revenue discussed above, particularly in the three month period ended October 31, 1998.

     Interest Income, Net. Net interest income was $1.5 million in the six months ended October 31, 1998 compared to $814,000 in the year earlier period. The increase in income resulted primarily from interest earned on the proceeds of a public offering of the Company's common stock completed in August 1997 that raised approximately $67.8 million in cash, and was partially offset by interest expense related to separate $4 million and $5.5 million Industrial Development Bonds ("IDB") issued in December 1997 and June 1996, respectively, through the Massachusetts Industrial Finance Agency.

     Income Taxes. The benefit from income taxes was $4.7 million in the six months ended October 31, 1998 compared to the provision for income taxes of $3.2 million in the year earlier period and resulted from the Company's loss before taxes in the current period compared to the Company's income before taxes in the year earlier period. The benefit from income taxes recognized in fiscal 1999 reflects the Company's estimated annual effective tax rate of 36%, which is consistent with the estimated effective tax rate for the year earlier period. The benefit from income taxes will primarily be obtained through income tax refunds resulting from net operating loss carry-backs and from certain research and development credits. The Company continues to monitor the realizability of its current and long term deferred tax assets and provides for valuation allowances against these assets as appropriate. The Company has not adjusted its valuation allowances in the six months ended October 31, 1998.

     Equity in Net Income (Loss) of Affiliated Companies. Equity in net loss of affiliated companies was $331,000 in the six months ended October 31, 1998 compared to equity in net income of affiliated companies of $92,000 in the year earlier period. The Company's affiliates sell primarily to the semiconductor industry and the loss reflects the overall downturn in the semiconductor industry as well as the current financial uncertainty within the economies of certain Asian countries. The Company remains cautious about when growth in the semiconductor industry will return. Furthermore, there can be no assurance that overall growth in these industries will result in increased profitability for the affiliates of the Company.


Liquidity and Capital Resources

     At October 31, 1998, the Company had $69.8 million in cash and cash equivalents and $105.0 million in working capital. In addition, the Company had $3.6 million in restricted cash used as security for a tax-exempt Industrial Development Bond issued through the Massachusetts Industrial Finance Agency in December 1997. Under the terms of the bond agreement, the Company may substitute a letter of credit in an amount equal to approximately 105% of the outstanding principal balance as collateral for the Company's obligations under the IDB, allowing the restricted cash balance to be used for general corporate purposes. The Company also has an unsecured revolving line of credit facility (the "Credit Facility") with a bank, with a maximum borrowing amount of $8 million. The Credit Facility provides the Company the option of borrowing at either the bank's prime rate or the bank's LIBOR rate plus 2%. The Credit Facility expires and all outstanding amounts thereunder are due December

21, 1999. There were no borrowings outstanding under the Credit Facility at October 31, 1998. At October 31, 1998, the Company was in violation of certain financial covenants related to the Credit Facility, which provides the bank with the right to withhold future advances under the Credit Facility, to require cash deposits as security for any future advances or to offset any and all of the Company's cash deposits with the bank against any outstanding borrowings under the Credit Facility. The Company is in the process of seeking a waiver for this default in the event that it seeks to obtain funds under the Credit Facility.

     Cash used in operating activities for the six months ended October 31, 1998 was $1.4 million. This amount resulted from a net loss of $8.7 million, adjusted for non-cash charges and changes in working capital. Non-cash items consisted of $2.9 million of depreciation and amortization for the period and $439,000 of the Company's share of the net loss of affiliated companies, net of cash dividends received from the affiliates. The net decrease in working capital totaled $4.0 million and was primarily comprised of decreased accounts receivable, inventories and prepaid expenses and other current assets of $6.8 million, $601,000 and $895,000, respectively, partially offset by an aggregate decrease of accounts payable, accrued expenses and other current liabilities of approximately $3.7 million and deferred income on sales to Japan ADE Ltd., the Company's 50% owned Japanese distributor, of $612,000. The decrease in accounts receivable resulted primarily from significantly decreased billings and revenue in the three months ended October 31, 1998 and collections of outstanding receivable balances. The decrease in inventory resulted primarily from a $3.2 million increase in the Company's reserve for excess and obsolete inventory, partially offset by gross inventory increases of $2.6 million due to the timing of additional inventory purchases and reduced product sales. The decrease in prepaid expenses and other current assets resulted primarily from a net decrease in income taxes receivable due to an income tax refund received during the current period partially offset by additional income tax refund receivables generated by the Company's losses. The decrease in accounts payable, accrued expenses and other current liabilities resulted primarily from the timing of purchases and the related payments and reduced salary and other personnel-related costs due to the Company's September 1998 reduction in workforce and other cost containment measures.

     Cash used in investing activities was $1.8 million, and consisted of $1.3 million for purchases of fixed assets and $700,000 in advances to affiliated companies, partially offset by aggregate reductions of $177,000 in restricted cash and other assets. During fiscal 1999, the Company anticipates investing between $6.5 million and $7 million in a new facility for PST in Tucson, Arizona to provide additional manufacturing capacity as PST's products and technology are integrated with those of the Company. Construction of this facility commenced in October 1998 and is expected to be substantially completed by May 1999.

     Cash provided by financing activities was $289,000, which consisted of $504,000 of aggregate proceeds from the issuance of common stock and tax benefits from the exercise of stock options, partially offset by $215,000 in repayments of long-term debt.

     The Company expects to meet its near-term working capital needs and capital expenditures primarily through cash generated from operations, its available cash and cash equivalents and the above-referenced Credit Facility.

Year 2000

     The Company has formed a Task Force to assess the nature, extent and cost of remediation of any Year 2000 ("Y2K") readiness issues confronting the Company and its suppliers, customers and other critical third parties. The project encompasses reviewing the Company's products and internal systems, both information technology ("IT") and non-information technology ("non-IT") as well as the Year 2000 readiness of companies with which the Company has a material relationship, including customers, suppliers, creditors, financial organizations, utility providers and governmental agencies. This assessment has begun at each of its operating units and the Company has identified certain requisite corrective actions.

     Products. The Company has completed or is in the process of completing Y2K readiness testing utilizing testing guidelines prepared by a consortium of semiconductor manufacturers. Corrective actions for software included in the Company's products have included formulating software patches that provide proper system operation or a combination of software patches and upgrades that provide proper system operation and the reporting of the year 2000. These patches and upgrades have been or will be provided to customers. The Company also sells software products that are bundled with or sold separately from the Company's capital equipment products. The ability of a majority of these products to function as a Year 2000 ready product is dependent upon the Year 2000 readiness of the user's operating system. The readiness status of specific Company products is posted on the Company's website located at www.ade.com. The Company anticipates all testing and corrective actions related to Year 2000 issues in its products will be completed in fiscal 1999. However, notwithstanding such efforts, any failure of the Company's products to perform, including system malfunctions due to the onset of the Year 2000, could result in claims against the Company, which could have a material adverse effect on the Company's business, results of operations or financial condition. Furthermore, the Company's customers could choose to convert to other Y2K compliant products in order to avoid such malfunctions, which could have a material adverse effect on the Company's business, financial condition or results of operations.

     Information Technology. The Company has substantially completed its review of its internal software applications and has determined that all network systems and server architect are Year 2000-ready. The Company utilizes standard, vendor supplied software for its electronic mail, corporate communications, engineering design, manufacturing and materials purchasing/planning, accounting, desktop and database systems. The Company has contacted these vendors to obtain assurances that these IT systems are or will be Y2K compliant. Some software at the individual user level remains to be tested and the Company anticipates this testing will be completed in fiscal 1999. To the extent that some older versions of these software systems may not be Y2K compliant and are currently being utilized by employees, the Company intends to upgrade such systems to achieve Y2K readiness. The failure of any such IT system to be Y2K compliant could have a material adverse effect on the Company and no assurance can be provided that all such programs will be implemented on a timely basis.

     Non-Information Technology. The Company is aware of potential non-IT system (building security, voice mail, telecommunications, utility and water systems, etc.) risk associated with the Y2K issue and is currently evaluating its potential exposure at each of its facilities. The Company anticipates the renovation of any of its non-IT systems as well as the validation of any repairs will be substantially completed in fiscal 1999. Formal queries to landords, water, utility and telecommunications providers for the Company's domestic and international locations have been sent to these vendors to assess the systems Y2K readiness.

     Third Party Suppliers, Vendors and Customers. The Company is in the process of inquiring of its significant suppliers and customers the status of their Y2K readiness through completion of a Year 2000 Readiness Supplier Questionnaire that has been developed by a consortium of semiconductor manufacturers. The Company anticipates all such requests will have been sent by January 31, 1999. However, the Company has no means of assuring that third parties will achieve Y2K readiness. Furthermore, there can be no assurance that IT, non-IT and other suppliers who have provided Y2K readiness documentation will be Y2K compliant or that such documentation accurately and fully reflects the Y2K readiness of their systems. The Company's assessments of the effects of Y2K on the Company are based, in part, upon information received from third parties and the Company's reliance on that information. The failure of any such supplier's systems to be Y2K compliant may have a material adverse effect on the Company's business, results of operations or financial condition.

     Year 2000 Costs and Expenses. The Company has used both internal and external resources to address Y2K readiness and to program, test and implement software for Y2K modifications. The Company specifically tracks the costs associated with Task Force meetings (including related travel expenditures), Y2K educational seminars, product software testing and patch development costs (consulting and internal payroll costs), internal payroll costs related to the contacting of third parties to determine Y2K status, and postage and related costs associated with providing patches and upgrades to customers for software utilized in the Company's products. The Company has not separately tracked the costs of utilizing its internal information systems personnel in addressing its Y2K readiness, with these costs principally relating to payroll and related benefits. Total costs for Y2K readiness are currently estimated to be approximately $120,000, of which approximately $54,000 have been incurred (and expensed) throughout all phases of the Y2K project. Costs incurred to date have been and anticipated future costs are expected to be funded through operations. As the Company continues to complete its Y2K readiness plan, actual costs may exceed the current estimate.

     The Company has not completed its evaluation of its non-IT systems and its third party relationships. If unforeseen readiness efforts are required or if the cost of any updating, modification or replacement of the Company's systems or products exceeds the Company's estimates, the Y2K issue could result in material costs and have a material adverse effect on the business, results of operations or financial condition of the Company. There can be no assurance that the Company will be successful in addressing Y2K problems as they relate to its products and internal systems. In addition, there can be no assurance that the systems of third parties with which the Company interacts will not suffer from Y2K problems. Furthermore, Y2K problems that have been or may in the future be identified with respect to the IT and non-IT systems of third parties having widespread national and international interactions with persons and entities generally (for example, certain systems of governmental agencies, utilities and information and financial networks) could have a major impact on the Company's financial condition or results of operations. The Company is in the process of analyzing and quantifying material adverse effects any or all of the above factors could have on the Company's financial condition or results of operations in a worst-case scenario.

     Contingency Plans. The Company has not yet developed contingency plans with respect to the Y2K issue. The Company is currently in the process of reviewing its Y2K readiness plans to determine what contingency plans, if any, are appropriate.

Other Risk Factors

     Capital expenditures by semiconductor wafer and device manufacturers historically have been cyclical as they in turn depend upon the current and anticipated demand for integrated circuits. Currently, there is industry-wide uncertainty about short-term chip demand, which has resulted in lower capital equipment expenditures by silicon wafer and semiconductor device manufacturers. The current period of oversupply within the semiconductor industry has and could continue to adversely affect the performance of the Company. These effects have included and could continue to include delay or cancellation of orders, postponement of product delivery dates, price concessions and extended payment terms on product sales. The computer disk drive industry is also in a period of oversupply and excess manufacturing capacity and this has also had an adverse impact on the Company. Additionally, the Company anticipates that its revenue for the current fiscal year will be adversely affected by the economic conditions in the Asian region, which has historically accounted for a significant portion of the Company's revenue base. At October 31, 1998, the Company's backlog was $17.4 million, which represents a 54.1% reduction from fiscal year end 1998. The Company remains cautious about when growth in these industries will return. Furthermore, there can be no assurance that overall growth in these industries will result in increased revenue for the Company. The Company continues to evaluate its cost structure relative to expected revenue and will continue to implement aggressive cost containment measures.

     The Company sells its semiconductor products to both wafer and device manufacturers. Historically, the Company's semiconductor revenue has been derived to a greater extent from wafer manufacturers compared to device manufacturers. The Company also believes that any increase in short-term chip demand or increases in semiconductor market capital expenditures is expected to impact device manufacturers prior to wafer manufacturers as wafer manufacturers are further down on the overall semiconductor industry supply chain. Capital expenditures within the semiconductor industry are increasingly focused on yield improvement rather than increased capacity. Certain customers of the Company have experienced excess manufacturing capacity and are consolidating some of their manufacturing facilities. Additionally, the Company believes that its customer's capital equipment expenditures related to increased capacity will be focused on replicating processes at multiple production locations, which has increased the importance of the Company maintaining its position as a technological leader. Furthermore, the Company's success is dependent upon supplying technologically superior products to the marketplace at appropriate times to satisfy customer needs. Product development requires substantial investment and is subject to technological risks. Delays or difficulties in product development or market acceptance of newly developed products could adversely affect the future performance of the Company.

                                    PART II.

                                OTHER INFORMATION

Item 1.   Legal Proceedings:

          None

Item 2.   Changes in Securities:

 .         None

Item 3.   Defaults Upon Senior Securities:

          None

Item 4.   Submission of Matters to a Vote of Security Holders:

The Annual Meeting of Stockholders was held on September 17, 1998. The stockholders voted on the following matters:

1. Election of Directors


    Nominee                     For             Against
    -------                     ---             -------
Robert C. Abbe               11,049,659          18,793
Harris Clay                  11,049,659          18,793
Landon T. Clay               11,049,659          18,793
H. Kimball Faulkner          11,049,659          18,793
Chis L. Koliopoulos          11,049,659          18,793
Francis B. Lothrop, Jr       10,938,353         130,099
Kendall Wright               11,049,059          19,393

There were no abstentions and 477,596 broker non-votes with respect to this matter.

 2. Appointment of PricewaterhouseCoopers LLP as the Company's independent public accountants for the fiscal year ending April 30, 1999

           For                       Against                    Abstain

        11,061,882                    2,469                      4,200

 There were 477,596 broker non-votes with respect to this matter

Item 5.   Other Information:

          None

Item 6.   Exhibits and Reports on Form 8-K:

          a.   See Exhibit Index, Page 17
          b.   Reports on Form 8-K, None

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ADE CORPORATION



Date: December 15, 1998          /s/ Mark D. Shooman
                                 -------------------
                                 Mark D. Shooman
                                 Vice President and Chief Financial Officer

Date: December 15, 1998          /s/ Robert C. Abbe
                                 ------------------
                                 Robert C. Abbe
                                 President and Chief Executive Officer

                                ADE CORPORATION
                                  EXHIBIT INDEX


Exhibit
-------

27   Financial Data Schedule