Form 10-Q
period 1999-01-31
ADE CORP
filed 1999-03-17
CIK 884498

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

For Quarter Ended: JANUARY 31, 1999        Commission File Number 0-26714
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

                               YES  X    NO
                                   ---      ---


     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock, par value $.01 per share             13,260,949 shares
---------------------------------------      ----------------------------
                 Class                       Outstanding at March 8, 1999

                                 ADE CORPORATION
                                      INDEX



                                                                                      PAGE
                                                                                      ----

PART I.  -  FINANCIAL INFORMATION

     Item 1.    Condensed Consolidated Financial Statements (unaudited)

                  Condensed Consolidated Balance Sheet-
                      January 31, 1999 and April 30, 1998                                3

                  Condensed Consolidated Statement of Operations-
                      Three and Nine Months Ended January 31, 1999 and 1998              4

                  Condensed Consolidated Statement of Cash Flows -
                      Nine Months Ended January 31, 1999 and 1998                        5

                  Notes to Unaudited Condensed Consolidated Financial Statements         6

     Item 2.    Management's Discussion and Analysis of Financial Condition
                 and Results of Operations                                               9

PART II.  -  OTHER INFORMATION                                                          17

SIGNATURES                                                                              18

EXHIBIT INDEX                                                                           19


                                ADE CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEET
                                 (in thousands)


                                                         January 31,   April 30,
                                                            1999         1998
                                                         ---------    ---------
                                                        (Unaudited)
ASSETS
Current assets:
    Cash and cash equivalents                            $  61,628    $  72,711
    Accounts receivable, net                                10,838       16,938
    Inventories                                             26,057       28,792
    Prepaid expenses and other current assets                7,721        6,573
    Deferred income taxes                                    7,753        7,670
                                                         ---------    ---------
                    Total current assets                   113,997      132,684

Fixed assets, net                                           24,693       26,058
Deferred income taxes                                        3,210        1,905
Investments                                                  3,930        3,892
Intangible assets, net                                       4,014        4,996
Restricted cash                                              3,583        3,808
Other assets                                                   416          300
                                                         ---------    ---------
                                                         $ 153,843    $ 173,643
                                                         ---------    ---------
                                                         ---------    ---------

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
    Current portion of long-term debt                    $     444    $     434
    Accounts payable                                         2,675        5,694
    Accrued expenses and other current liabilities          11,507       12,205
    Deferred income on sales to affiliates                   1,077        2,511
                                                         ---------    ---------
                    Total current liabilities               15,703       20,844
                                                         ---------    ---------

Long-term debt                                               8,278        8,613
                                                         ---------    ---------

Stockholders' equity:
    Common stock                                               132          131
    Capital in excess of par value                          99,985       99,045
    Retained earnings                                       29,842       45,153
                                                         ---------    ---------
                                                           129,959      144,329
   Deferred compensation                                     (97)        (143)
                                                         ---------    ---------
                                                           129,862      144,186
                                                         ---------    ---------

                                                         $ 153,843    $ 173,643
                                                         ---------    ---------
                                                         ---------    ---------


    The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

                                ADE CORPORATION
                 CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                (in thousands, except per share data, unaudited)



                                                                    Three months            Nine months
                                                                   ended January 31,      ended January 31,
                                                                   1999        1998       1999        1998
                                                                 --------    --------   --------    --------

Revenue                                                          $ 12,432    $ 36,269   $ 48,699    $107,785
Cost of revenue                                                    10,209      17,033     36,465      47,862
                                                                 --------    --------   --------    --------
          Gross profit                                              2,223      19,236     12,234      59,923
                                                                 --------    --------   --------    --------
Operating expenses:
    Research and development                                        5,084       7,059     18,199      19,111
    Purchased in-process research and development                    --          --         --         6,100
    Marketing and sales                                             2,707       3,283      9,069      11,720
    General and administrative                                      2,463       3,348      7,555       9,376
    Restructuring charges                                           2,318        --        2,318        --
                                                                 --------    --------   --------    --------
          Total operating expenses                                 12,572      13,690     37,141      46,307
                                                                 --------    --------   --------    --------
Income (loss) from operations                                     (10,349)      5,546    (24,907)     13,616

Interest income, net                                                  653         711      2,115       1,525
                                                                 --------    --------   --------    --------
Income (loss) before provision for (benefit from) income taxes
   and equity in net income (loss) of affiliated companies         (9,696)      6,257    (22,792)     15,141
Provision for (benefit from) income taxes                          (3,519)      2,106     (8,235)      5,297
                                                                 --------    --------   --------    --------
Income (loss) before equity in net income (loss) of
    affiliated companies                                           (6,177)      4,151    (14,557)      9,844

Equity in net income (loss) of affiliated companies                  (422)        216       (754)        308
                                                                 --------    --------   --------    --------
Net income (loss)                                                $ (6,599)   $  4,367   $(15,311)   $ 10,152
                                                                 --------    --------   --------    --------
                                                                 --------    --------   --------    --------

Basic earnings (loss) per share                                  $  (0.51)   $   0.34   $  (1.18)   $   0.85
Diluted earnings (loss) per share                                $  (0.51)   $   0.32   $  (1.18)   $   0.80

Weighted average shares outstanding - basic                        13,001      12,896     12,963      11,984
Weighted average shares outstanding - diluted                      13,001      13,447     12,963      12,629



    The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

                                ADE CORPORATION
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                           (in thousands, unaudited)


                                                                              Nine months ended
                                                                                  January 31,
                                                                              1999        1998
                                                                            --------    --------

CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income (loss)                                                       $(15,311)   $ 10,152
    Adjustments to reconcile net income (loss) to
        net cash used in operating activities:
            Depreciation and amortization                                      4,371       2,359
            Equity in net (income) loss of affiiated companies,
              net of dividends received                                          862        (252)
            In-process research and development from business acquisition       --         6,100
            Restructuring charges                                                931        --
            Deferred income taxes                                             (1,387)     (3,425)
            Changes in assets and liabilities:
                Accounts receivable, net                                       6,100      (3,567)
                Inventories                                                    2,735      (6,749)
                Prepaid expenses and other current assets                     (1,148)     (1,239)
                Accounts payable                                              (3,019)       (534)
                Accrued expenses and other current liabilities                  (698)     (2,398)
                Deferred income on sales to affiliate                         (1,434)       (114)
                                                                            --------    --------
                    Net cash provided by (used in) operating activities       (7,998)        333
                                                                            --------    --------
CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchases of fixed assets                                                 (2,910)     (8,545)
    Change in restricted cash                                                    225      (3,914)
    Advances to affiliated company                                              (900)       (190)
    Acquisition of business                                                     --       (10,048)
    Increase in other assets                                                    (116)        (60)
                                                                            --------    --------
                    Net cash used in investing activities                     (3,701)    (22,757)
                                                                            --------    --------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Repayment of long-term debt                                                 (325)       (836)
    Proceeds from long-term debt                                                --         4,000
    Proceeds from issuance of common stock                                       829      68,973
    Tax benefit related to the exercise of common stock options                  112       1,379
                                                                            --------    --------
                    Net cash provided by financing activities                    616      73,516
                                                                            --------    --------

Net  increase (decrease) in cash and cash equivalents                        (11,083)     51,092
Cash and cash equivalents, beginning of period                                72,711      22,485
                                                                            --------    --------
Cash and cash equivalents, end of period                                    $ 61,628    $ 73,577
                                                                            --------    --------
                                                                            --------    --------

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


2.   INVENTORIES

     Inventories consist of the following:

                       (in thousands)
                   January 31,  April 30,
                      1999        1998
                    -------     -------
                 (unaudited)
Raw materials       $15,443     $15,817
Work-in-process       9,487      11,053
Finished goods        1,127       1,922
                    -------     -------
                    $26,057     $28,792
                    -------     -------
                    -------     -------


                                 ADE CORPORATION
                    NOTES TO UNAUDITED CONDENSED CONSOLIDATED
                              FINANCIAL STATEMENTS



3.   ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

     Accrued expenses and other current liabilities consist of the following:


                                                                (in thousands)
                                                          January 31,    April 30,
                                                             1999          1998
                                                         -------------  -----------
                                                         (unaudited)

Accrued salaries, wages, vacation pay and bonuses             $ 1,628      $ 2,262
Accrued commissions                                             1,781        1,392
Accrued warranty costs                                          1,447        2,306
Accrued severance                                               1,261          209
Deferred revenue                                                2,645        2,649
Other                                                           2,745        3,387
                                                         -------------  -----------
                                                         -------------  -----------
                                                             $ 11,507     $ 12,205
                                                         -------------  -----------
                                                         -------------  -----------



4.   EARNINGS (LOSS) PER SHARE

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

     The following is a reconciliation of the shares used in calculating basic and diluted earnings (loss) per share:

                                                                                  (in thousands)
                                                                       Three months ended   Nine months ended
                                                                           January 31,           January 31,
                                                                       1999        1998        1999       1998
                                                                       ------     ------     ------     ------
Shares used in computation:
a. Weighted average common stock outstanding used
   in computation of basic earnings (loss) per share                   13,001     12,896     12,963     11,984
b. Dilutive effect of stock options outstanding                          --          351       --          445
c. Dilutive effect of shares held in escrow                              --          200       --          200
                                                                       ------     ------     ------     ------
d. Shares used in computation of diluted earnings (loss) per share     13,001     13,447     12,963     12,629
                                                                       ------     ------     ------     ------
                                                                       ------     ------     ------     ------

                                 ADE CORPORATION
                    NOTES TO UNAUDITED CONDENSED CONSOLIDATED
                              FINANCIAL STATEMENTS


5.   STOCK OPTION REPRICING

     In September 1998, the Compensation Committee of the Board of Directors of the Company determined that, because certain stock options held by employees of the Company had an exercise price significantly higher than the then current fair market value of the Company's common stock, such stock options were not providing the desired incentive and retentive effect for employees. Accordingly, the Company granted employees with outstanding stock options the opportunity to cancel their existing options and receive new options on a one for one basis with a new five year vesting schedule commencing on the new date of grant. On October 2, 1998, 298,850 options with exercise prices between $12.94 and $41.25 per share and an average exercise price of $17.72 per share were cancelled and 298,850 new options were granted with an exercise price of $8.66 per share, the fair market value of the Company's common stock on October 2, 1998. No executive officer of the Company participated in the stock option repricing.

6.   RESTRUCTURING CHARGES

     In January 1999, the Company implemented a restructuring of operations plan designed to better align the Company's cost structure with its revenue reductions resulting from the decline in capital equipment expenditures in the semiconductor and computer hard disk industries. The plan includes workforce reductions as well as the consolidation of manufacturing and other operational facilities. The Company recorded restructuring charges of $2,318,000 in the period ended January 31, 1999, comprised of the following: severance charges of $1,202,000 related to the termination of 76 employees in general and administrative, marketing and sales, manufacturing, and engineering functions; $185,000 in lease termination penalties and $931,000 in non-cash fixed asset impairments related to furniture, fixtures and building improvements on the terminated leased facilities. The fair value of the impaired assets was determined as their estimated salvage value at the time of their eventual disposition increased by their estimated utility during their related service period through disposition. The Company anticipates these impaired assets will be removed from service in October 1999. As of January 31, 1999, the Company has made lease termination payments of $185,000. The full $1,202,000 in severance costs remained in accrued expenses as of January 31, 1999 and is expected to be paid out through October 1999, when substantially all of the consolidation efforts are expected to be complete.


7.   RECENTLY ISSUED ACCOUNTING STANDARDS

     In June 1997, the Financial Accounting Standards Board (the "FASB") issued Statement of Financial Accounting Standards No. 130, " Reporting Comprehensive Income" ("SFAS 130") and Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("SFAS 131"). The Company adopted SFAS 130 and 131 on May 1, 1998. SFAS 130 establishes standards for reporting comprehensive income and its components in the consolidated financial statements. There were no material differences between net income and comprehensive income for the three and nine month periods ended January 31, 1999. SFAS 131 establishes standards for reporting information on operating segments and will first be applicable to the Company's April 30, 1999 year-end financial statements.

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

RESULTS OF OPERATIONS

RESTRUCTURING

     In January 1999, the Company commenced efforts to consolidate its Charlotte, North Carolina operations and certain of its Milpitas, California operations into its Massachusetts facilities to better align the Company's cost structure with prevailing semiconductor and computer disk drive market conditions and to position the Company with more efficient operations for expected industry recoveries. Expenses associated with these consolidations incurred in the current period totaled $2,569,000, including a restructuring charge of $2,318,000 and $251,000 in other non-recurring expenses. The restructuring charges include severance costs of $1,202,000 related to the termination of 76 employees in general and administrative, marketing and sales, manufacturing, and engineering functions; $185,000 in lease termination penalties and $931,000 in non-cash fixed asset impairments related to furniture, fixtures and building improvements on the terminated leased facilities. Other non-recurring expenses included travel, consulting, and employee retention bonuses and have been included in general and administrative expenses. Retention bonus expense relates to payments to employees who have been notified of their termination dates but whose services are required through specified dates during the consolidation process. This expense is recorded ratably over the respective estimated service periods. The Company anticipates costs in future periods associated with replacing certain personnel who have elected not to relocate to the Company's Massachusetts operations.


THREE MONTHS ENDED JANUARY 31, 1999 COMPARED TO THREE MONTHS ENDED JANUARY 31, 1998

     REVENUE. Revenue decreased 65.7% to $12.4 million in the third quarter of fiscal 1999 from $36.3 million in the third quarter of 1998. Decreased sales of the Company's products were primarily due to reduced demand for capital equipment in the semiconductor wafer and device industries as well as the computer hard disk industry. Reduced demand in the semiconductor market resulted from excess manufacturing capacity for 200mm wafers, continued delays in large-scale production of 300mm wafers and an overall uncertainty about chip demand. For the three months ended January 31, 1999, 75.4% of the Company's revenue was derived from the semiconductor industry compared to 78.2% for the year earlier period. The Company remains cautious about when growth in the semiconductor industry will return. Similarly, the computer hard disk industry has been in a period of excess supply, which has resulted in lower production and reduced capital equipment purchases. Consequently, revenue from the Company's metrology product lines that are marketed to the computer hard disk industry decreased. Disk industry revenue comprised 24.6% of total revenue for the three months ended January 31, 1999, compared to 21.8% for the year earlier period.

     GROSS MARGIN. Gross margin decreased to 17.9% in the third quarter of fiscal 1999 from 53.0% in the third quarter of 1998. This decrease resulted primarily from lower absorption of overhead expenses due to significantly reduced manufacturing activity and costs associated with maintaining the Company's worldwide customer service organization. The lower absorption of overhead expenses impacted both the semiconductor and computer disk drive product lines and resulted from fixed manufacturing costs that could not be reduced proportionally with the decline in production sales volume, while costs associated with the customer service organization were primarily incurred in the semiconductor industry. Additionally, there was a significant decrease in sales made through external sales representatives in certain foreign markets, primarily in Asia. These sales typically carry a higher per unit selling price than domestic sales or sales through distributors. This decrease in selling price was partially offset by lower commissions paid to sales representatives that resulted in reduced sales and marketing expense.

     RESEARCH AND DEVELOPMENT. Research and development expense decreased 28.0% to $5.1 million in the third quarter of fiscal 1999 from $7.1 million in the third quarter of 1998 and increased as a percentage of revenue to 40.9% from 19.5% in the third quarter of 1998. The decrease in expense resulted primarily from decreased project materials and consulting expenditures related to the Company's first generation surface inspection and wafer thickness 300mm tools and other cost containment measures. The increase in expense as a percentage of sales results from the significant decrease in revenue during the third quarter of fiscal 1999 discussed above. The Company has increased development efforts to enhance its existing 200mm and advanced 200mm wafer systems as its semiconductor industry customers seek to improve their yields on 200mm wafers as well as efforts to develop and enhance bridge tools, which can be used with either 200mm or 300mm wafers. The Company also continues to develop new products for the computer disk industry, including those which measure the magnetic properties of materials used in manufacturing disk drives. The Company is committed to continuing its investment in research and development to maintain its position as a technological leader, which may necessitate continued research and development spending at or above current levels.

     MARKETING AND SALES. Marketing and sales expense decreased 17.5% to $2.7 million in the third quarter of fiscal 1999 from $3.3 million in the third quarter of 1998 and increased as a percentage of revenue to 21.8% from 9.1% in the third quarter of 1998. The reduced expense resulted primarily from reduced commissions expense related to a lower volume of sales made through external sales representatives in certain foreign markets, primarily in Asia. The mix of sales channels through which the Company's products are sold may have a significant impact on the Company's marketing and sales expense and the results in any period may not be indicative of marketing and sales expense for future periods. The increase in marketing and sales expense as a percentage of revenue despite the decrease in absolute dollar expense resulted from the significant decrease in revenue during the third quarter of fiscal 1999 discussed above.

     GENERAL AND ADMINISTRATIVE. General and administrative expenses decreased 27.8% to $2.5 million in the third quarter of fiscal 1999 from $3.4 million in the third quarter of 1998 and increased as a percentage of revenue to 19.8% from 9.2% in the third quarter of 1998. Expenses decreased primarily as a result of the Company's cost reduction strategy implemented during the fourth quarter of fiscal 1998 and throughout fiscal 1999 which included strict controls over discretionary spending and reductions in workforce. These cost reductions were partially offset by $251,000 in non-recurring expenses resulting from the consolidation of operations discussed above. The increase in general and administrative expense as a percentage of revenue despite the decrease in absolute dollar expense resulted from the significant decrease in revenue during the third quarter of fiscal 1999 discussed above.

     INTEREST INCOME, NET. Net interest income was $653,000 in the third quarter of fiscal 1999 compared to $711,000 in the third quarter of 1998. The decrease in income resulted primarily from lower interest returns on reduced cash principal balances during the current period compared to the three months ended January 31, 1998. Interest income was partially offset by interest expense related to the Company's obligations under separate $4 million and $5.5 million Industrial Development Bonds ("IDB") issued in December 1997 and June 1996, respectively, through the Massachusetts Industrial Finance Agency.

     INCOME TAXES. The benefit from income taxes was $3.5 million in the third quarter of fiscal 1999 compared to the provision for income taxes of $2.1 million in the third quarter of 1998 and resulted from the Company's loss before taxes in the current quarter compared to the Company's income before taxes in the year earlier period. The benefit from income taxes recognized in the third quarter of fiscal 1999 reflects the Company's estimated annual effective tax rate of 36%, compared to an estimated effective tax rate for the year earlier period of 35%. The benefit from income taxes will primarily be obtained through income tax refunds resulting from net operating loss carry-backs, future use of net operating loss carry-forwards and from certain research and development credits. The Company continues to monitor the realizability of its current and long term deferred tax assets and provides for valuation allowances against these assets as appropriate. The Company has not adjusted its valuation allowances during the three months ended January 31, 1999.

     EQUITY IN NET INCOME (LOSS) OF AFFILIATED COMPANIES. Equity in net loss of affiliated companies was $422,000 in the third quarter of fiscal 1999 compared to equity in net income of affiliated companies of $216,000 in the third quarter of 1998. The Company's affiliates sell primarily to the semiconductor industry and the current period loss reflects the overall downturn in the semiconductor industry as well as the current financial uncertainty within the economies of certain Asian countries. The Company remains cautious about when growth in the semiconductor industry may occur. Furthermore, there can be no assurance that any overall growth in these industries will result in increased profitability for the affiliates of the Company.

NINE MONTHS ENDED JANUARY 31, 1999 COMPARED TO NINE MONTHS ENDED
JANUARY 31, 1998

     REVENUE. Revenue decreased 54.8% to $48.7 million in the nine months ended January 31, 1999 from $107.8 million in the year earlier period. Decreased sales of the Company's products were primarily due to reduced demand for capital equipment in the semiconductor wafer and device industries as well as the computer hard disk industry. Reduced demand in the semiconductor market resulted from excess manufacturing capacity for 200mm wafers, continued delays in large-scale production of 300mm wafers and an overall uncertainty about chip demand. For the nine months ended January 31, 1999, 77.3% of the Company's revenue was derived from sales to the semiconductor industry compared to 79.4% for the year earlier period. The Company remains cautious about when growth in the semiconductor industry will return. The computer hard disk industry is also in a period of excess supply, which has resulted in lower production and reduced capital equipment purchases. Disk industry revenue comprised 22.7% of total revenue for the nine months ended January 31, 1999, compared to 20.6% for the year earlier period.

     GROSS MARGIN. Gross margin decreased to 25.1% for the nine months ended January 31, 1999 from 55.6% in the year earlier period. This decrease resulted primarily from $3.9 million in increased excess and obsolete inventory reserves, lower absorption of overhead expenses due to significantly reduced manufacturing activity, pricing pressure from customers and costs associated with maintaining the Company's worldwide customer service organization. The increased inventory obsolescence reserves, lower absorption of overhead expenses and pricing pressure from customers impacted both the semiconductor and computer disk drive product lines, while costs associated with the customer service organization were primarily incurred in the semiconductor industry. The lower absorption of overhead expenses resulted from fixed manufacturing costs that could not be reduced proportionally with the decline in production sales volume. Additionally, there was a significant decrease in sales made through external sales representatives in certain foreign markets, primarily in Asia. These sales typically carry a higher unit selling price than domestic sales or sales through distributors. This decrease in selling price was partially offset by lower commissions paid to sales representatives that resulted in reduced sales and marketing expense.

     RESEARCH AND DEVELOPMENT. Research and development expense decreased 4.8% to $18.2 million in the nine months ended January 31, 1999 from $19.1 million in the year earlier period and increased as a percentage of revenue to 37.4% from 17.7% in the year earlier period. The decrease in expense resulted primarily from decreased project materials and consulting expenditures related to the Company's first generation surface inspection and wafer thickness 300mm tools and other cost containment measures. These decreases were primarily realized during the three months ended January 31, 1999. The increase in expense as a percentage of sales results from the significant decrease in revenue during fiscal 1999 discussed above. The Company has increased development efforts to enhance its existing 200mm and advanced 200mm wafer systems as its semiconductor industry customers seek to improve their yields on 200mm wafers as well as efforts to develop and enhance bridge tools, which can be used with either 200mm or 300mm wafers. The Company also continues to develop new products for the computer disk industry, including products that measure the magnetic properties of materials used in manufacturing disk drives. The Company is committed to continuing its investment in research and development to maintain its position as a technological leader, which may necessitate continued research and development spending at or above current levels.

     MARKETING AND SALES. Marketing and sales expense decreased 22.6% to $9.1 million in the nine months ended January 31, 1999 from $11.7 million during the year earlier period and increased as a percentage of revenue to 18.6% from 10.9% in the year earlier period. The reduced expense resulted primarily from lower commissions expense related to a lower volume of sales through external sales representatives in certain foreign markets, primarily in Asia. The mix of sales channels through which the Company's products are sold may have a significant impact on the Company's marketing and sales expense and the results in any period may not be indicative of marketing and sales expense for future periods. The increase in marketing and sales expense as a percentage of revenue despite the decrease in absolute dollar expense resulted from the significant decrease in current period revenue discussed above.

     GENERAL AND ADMINISTRATIVE. General and administrative expenses decreased 19.4% to $7.6 million for the nine months ended January 31, 1999 from $9.4 million for the year earlier period and increased as a percentage of revenue to 15.5% from 8.7% in the year earlier period. Expenses decreased primarily as a result of the Company's cost reduction strategy implemented during the fourth quarter of fiscal 1998 and throughout fiscal 1999 which included strict controls over discretionary spending and reductions in workforce. The increase in general and administrative expense as a percentage of revenue despite the decrease in absolute dollar expense resulted from the significant decrease in revenue discussed above.

     INTEREST INCOME, NET. Net interest income was $2.1 million in the nine months ended January 31, 1999 compared to $1.5 million in the year earlier period. The increase in income resulted primarily from interest earned on the proceeds of a public offering of the Company's common stock completed in August 1997 that raised approximately $67.8 million in cash, and was partially offset by interest expense related to the Company's obligations under separate $4 million and $5.5 million Industrial Development Bonds ("IDB") issued in December 1997 and June 1996, respectively, through the Massachusetts Industrial Finance Agency.

     INCOME TAXES. The benefit from income taxes was $8.2 million in the nine months ended January 31, 1999 compared to the provision for income taxes of $5.3 million in the year earlier period and resulted from the Company's loss before taxes in the current period compared to the Company's income before taxes in the year earlier period. The benefit from income taxes recognized in fiscal 1999 reflects the Company's estimated annual effective tax rate of 36%, compared to the estimated effective tax rate of 35% for the year earlier period. The benefit from income taxes will primarily be obtained through income tax refunds resulting from net operating loss carry-backs, future use of net operating loss carry-forwards and from certain research and development credits. The Company continues to monitor the realizability of its current and long term deferred tax assets and provides for valuation allowances against these assets as appropriate. The Company has not adjusted its valuation allowances in the nine months ended January 31, 1999.

     EQUITY IN NET INCOME (LOSS) OF AFFILIATED COMPANIES. Equity in net loss of affiliated companies was $754,000 in the nine months ended January 31, 1999 compared to equity in net income of affiliated companies of $308,000 in the year earlier period. The Company's affiliates sell primarily to the semiconductor industry and the loss reflects the overall downturn in the semiconductor industry as well as the current financial uncertainty within the economies of certain Asian countries. The Company remains cautious about when growth in the semiconductor industry may occur. Furthermore, there can be no assurance that any overall growth in these industries will result in increased profitability for the affiliates of the Company.


LIQUIDITY AND CAPITAL RESOURCES

     At January 31, 1999, the Company had $61.6 million in cash and cash equivalents and $98.3 million in working capital. In addition, the Company had $3.6 million in restricted cash used as security for a tax-exempt Industrial Development Bond issued through the Massachusetts Industrial Finance Agency in December 1997. Under the terms of the bond agreement, the Company may substitute a letter of credit in an amount equal to approximately 105% of the outstanding principal balance as collateral for the Company's obligations under the IDB, assuming the Company has the ability to borrow under the Credit Facility described below or another facility. Such actions would allow the restricted cash balance to be used for general corporate purposes. The Company also has an unsecured revolving line of credit facility (the "Credit Facility") with a bank, with a maximum borrowing amount of $8 million. The Credit Facility provides the Company the option of borrowing at either the bank's prime rate or the bank's LIBOR rate plus 2%. The Credit Facility expires and all outstanding amounts thereunder are due December 21, 1999. There were no borrowings outstanding under the Credit Facility at January 31, 1999. At January 31, 1999, the Company was in violation of certain financial covenants related to the Credit Facility, which provides the bank with the right to withhold future advances under the Credit Facility, to require cash deposits as security for any future advances or to offset any and all of the Company's cash deposits with the bank against any outstanding borrowings under the Credit Facility. The Company has applied for a waiver of this default to enable future borrowing, in the event that it seeks to obtain funds under the Credit Facility.

     Cash used in operating activities for the nine months ended January 31, 1999 was $8.0 million. This amount resulted from a net loss of $15.3 million, adjusted for net non-cash charges of $4.8 million and a $2.5 million net decrease in working capital accounts. Non-cash items consisted of $4.4 million of depreciation and amortization, $931,000 in non-cash restructuring charges and $862,000 of the Company's share of the net loss of affiliated companies, net of cash dividends received from the affiliates, partially offset by a $1.4 million increase in deferred tax assets. The non-cash restructuring charge related to a $931,000 write-down of fixed assets. The increase in deferred tax assets resulted primarily from the asset write-down, increased accrued severance liabilities discussed below and net operating loss carry-forwards generated by fiscal 1999 pre-tax operating losses.

     The net decrease in working capital total of $2.5 million was comprised of decreased accounts receivable and inventories of $6.1 million and $2.7 million, respectively, partially offset by increased prepaid expenses and other current assets of $1.1 million, aggregate decreased accounts payable and accrued expenses and other current liabilities of approximately $3.7 million, and decreased deferred income on sales to Japan ADE Ltd., the Company's 50% owned Japanese distributor, of $1.4 million. The decrease in accounts receivable resulted primarily from significantly decreased billings and revenue in the three months ended January 31, 1999 compared to the three months ended April 30, 1998 and collections of outstanding receivable balances. The decrease in inventory resulted primarily from a $3.9 million increase in the Company's reserve for excess and obsolete inventory, partially offset by gross inventory increases of $1.2 million due to the timing of additional inventory purchases and reduced product sales. The increase in prepaid expenses and other current assets resulted primarily from increased income tax refund receivables generated by fiscal 1999 pre-tax operating losses. The decrease in accounts payable, accrued expenses and other current liabilities resulted primarily from reduced inventory and other materials purchase commitments, the timing of related payments and reduced salary and other personnel-related costs due to the Company's fiscal 1999 reductions in workforce and other cost containment measures. These decreases were partially offset by increased severance accruals of $1.2 million related to the Company's restructuring plan implemented in January 1999.

     Cash used in investing activities was $3.7 million, and consisted of $2.9 million for purchases of fixed assets and $900,000 in advances to affiliated companies, partially offset by aggregate reductions of $109,000 in restricted cash and other assets. During fiscal 1999, the Company anticipates investing between $6.5 million and $7 million in a new manufacturing facility for PST in Tucson, Arizona to provide additional manufacturing capacity as PST's products and technology are integrated with those of the Company. Construction of this facility commenced in October 1998 and is expected to be substantially completed by May 1999. Approximately $956,000 of the total estimated capitalized costs related to the PST facility had been incurred as of January 31, 1999. The Company also anticipates investing approximately $2,000,000 in renovating its Westwood, Massachusetts facility to accommodate the consolidation of its semiconductor surface inspection operations from Charlotte, North Carolina.

     Cash provided by financing activities was $616,000, which consisted of $941,000 of aggregate proceeds from the issuance of common stock and tax benefits from the exercise of stock options, partially offset by $325,000 in repayments of long-term debt.

     The Company expects to meet its near-term working capital needs and capital expenditures primarily through cash generated from operations, its available cash and cash equivalents, the above-referenced Credit Facility assuming waiver of the existing default, and a proposed industrial revenue bond to finance a portion of the above referenced Tucson facility.

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

     PRODUCTS. The Company is in the process of completing Y2K readiness testing utilizing testing guidelines prepared by a consortium of semiconductor manufacturers. Corrective actions for software included in the Company's products have included formulating software patches that provide proper system operation or a combination of software patches and upgrades that provide proper system operation and the reporting of the year 2000. These patches and upgrades have been or will be provided to customers. The Company also sells software products that are bundled with or sold separately from the Company's capital equipment products. The ability of a majority of these software products to function as a Year 2000 ready product is dependent upon the Year 2000 readiness of the user's operating system and any other software with which the Company's products will interact. The readiness status of specific Company products is posted on the Company's website located at WWW.ADE.COM. The Company anticipates all testing and corrective actions related to Year 2000 issues in its products will be completed by August 1999. However, notwithstanding such efforts, any failure of the Company's products to perform, including system malfunctions due to the onset of the Year 2000, could result in claims against the Company, which could have a material adverse effect on the Company's business, results of operations or financial condition.

     INFORMATION TECHNOLOGY. The Company has substantially completed its review of its internal software applications and has determined that all network systems and server architecture are Year 2000-ready. The Company utilizes standard, vendor supplied software for its electronic mail, corporate communications, engineering design, manufacturing and materials purchasing/planning, accounting, desktop and database systems. The Company has contacted these vendors to obtain assurances that these IT systems are or will be Y2K compliant. Some software at the individual user level remains to be tested and the Company anticipates this testing will be completed in fiscal 1999. To the extent that some older versions of these software systems may not be Y2K compliant and are currently being utilized by employees, the Company intends to upgrade such systems to achieve

Y2K readiness. The failure of any such IT system to be Y2K compliant could have a material adverse effect on the Company and no assurance can be provided that all such programs will be implemented on a timely basis.

     NON-INFORMATION TECHNOLOGY. The Company is aware of potential non-IT system (building security, voice mail, telecommunications, utility and water systems, etc.) risk associated with the Y2K issue and is currently evaluating its potential exposure at each of its facilities. The Company anticipates that any necessary renovation of its non-IT systems as well as the validation of any repairs will be substantially completed by August 1999. Formal queries to landlords, water, utility and telecommunications providers for the Company's domestic and international locations , and other third parties with whom the Company has material relationships have been sent to these suppliers to assess the systems' Y2K readiness.

     SUPPLIERS AND CUSTOMERS. The Company is in the process of inquiring of its significant suppliers and customers the status of their Y2K readiness through completion of a Year 2000 Readiness Supplier Questionnaire that has been developed by a consortium of semiconductor manufacturers. All such requests have been sent as of January 31, 1999 and the Company has received responses to approximately 80% of these inquiries. Each of the responses received has indicated the respective third party is or will be Y2K ready by December 31, 1999. However, the Company has no means of assuring that third parties will achieve Y2K readiness. Furthermore, there can be no assurance that IT, non-IT and other suppliers who have provided Y2K readiness documentation will be Y2K compliant or that such documentation accurately and fully reflects the Y2K readiness of their systems. The Company's assessments of the effects of Y2K on the Company are based, in part, upon information received from third parties and the Company's reliance on that information. The failure of any such supplier's systems to be Y2K compliant may have a material adverse effect on the Company's business, results of operations or financial condition.

     YEAR 2000 COSTS AND EXPENSES. The Company has used both internal and external resources to address Y2K readiness and to program, test and implement software for Y2K modifications. The Company specifically tracks the costs associated with Task Force meetings (including related travel expenditures), Y2K educational seminars, product software testing and patch development costs (consulting and internal payroll costs), network server upgrades, internal payroll costs related to the contacting of third parties to determine Y2K status, and postage and related costs associated with providing patches and upgrades to customers for software utilized in the Company's products. The Company has not separately tracked the costs of utilizing its internal information systems personnel in addressing its Y2K readiness, with these costs principally relating to payroll and related benefits. Total costs for Y2K readiness are currently estimated to be approximately $250,000, of which approximately $148,000 have been incurred throughout all phases of the Y2K project. Costs incurred to date have been and anticipated future costs are expected to be funded through operations. As the Company continues to complete its Y2K readiness plan, actual costs may exceed the current estimate.

CONTINGENCY PLANS. The Company's contingency plan with respect to the Y2K issue is currently being developed. The Company is currently in the process of reviewing the status of all third party suppliers. Replacement suppliers will be identified for critical suppliers who the Company believes will not be Y2K ready. The Company is considering contingency plans on a global basis relative to systematic failure of electricity or telecommunications beyond the control of the Company. There can be no assurance that any contingency plan measures will mitigate the impact of Y2k problems.

     If unforeseen Y2K readiness efforts are required or if the cost of any updating, modification or replacement of the Company's systems or products exceeds the Company's estimates, the Y2K issue could result in material costs and have a material adverse effect on the business, results of operations or financial condition of the Company. There can be no assurance that the Company will be successful in addressing Y2K problems as they relate to its products and internal systems. In addition, there can be no assurance that the systems of third parties with which the Company interacts will not suffer from Y2K problems. Furthermore, Y2K problems that have been or may in the future be identified with respect to the IT and non-IT systems of third parties having widespread national and international interactions with persons and entities generally (for example, certain systems of governmental agencies, utilities and information and financial networks) could have a major impact on the Company's financial condition or results of operations. The most reasonably likely worst case Y2K scenario, in the event that the Company does not identify or fails to fix material non-ready IT systems or non-IT systems operated by the Company or third parties with which it has a material relationship, is the disruption of its own business operations and/or those of customers, which could have a material adverse effect on the Company's business and financial condition. Another reasonably likely worst case scenario is a systematic failure beyond the control of the Company, including but not limited to prolonged electrical or telecommunications failures or general disruptions in global business activities. Risks associated with such disruptions include, but are not limited to, increased operating costs, disruption in product shipments, loss of customer orders, and claims of mismanagement, misrepresentation or breach of contract, any of which could have a material adverse effect on the Company. The Company is in the process of attempting to quantify the financial impact the occurrence of any of these worst case scenarios might have on the Company and prepare specific contingency plans specific to each scenario.


OTHER RISK FACTORS

     Capital expenditures by semiconductor wafer and device manufacturers historically have been cyclical as they in turn depend upon the current and anticipated demand for integrated circuits. Currently, there is industry-wide uncertainty about short-term chip demand, which has resulted in lower capital equipment expenditures by silicon wafer and semiconductor device manufacturers. The current period of oversupply within the semiconductor industry has and could continue to adversely affect the performance of the Company. These effects have included and could continue to include delay or cancellation of orders, postponement of product delivery dates, price concessions and extended payment terms on product sales. The computer disk drive industry has been in a period of oversupply and excess manufacturing capacity and this has also had an adverse impact on the Company. Additionally, the Company anticipates that its near term revenue will continue to be adversely affected by the economic conditions in the Asia, which has historically accounted for a significant portion of the Company's revenue base. At January 31, 1999, the Company's backlog was $15.3 million, which represents a 59.6% reduction from fiscal year end 1998. The Company remains cautious about when growth in these industries will return. Furthermore, there can be no assurance that overall growth in these industries will result in increased revenue for the Company. The Company continues to evaluate its cost structure relative to expected revenue and will continue to implement aggressive cost containment measures.

     The Company sells its semiconductor products to both wafer and device manufacturers. Historically, the Company's semiconductor revenue has been derived to a greater extent from wafer manufacturers than device manufacturers. The Company also believes that any increase in short-term chip demand or increases in semiconductor market capital expenditures is expected to impact device manufacturers prior to wafer manufacturers as wafer manufacturers are further down on the overall semiconductor industry supply chain. Capital expenditures within the semiconductor industry are increasingly focused on yield improvement rather than increased capacity. Certain customers of the Company have experienced excess manufacturing capacity and are consolidating some of their manufacturing facilities. Additionally, the Company believes that its customer's capital equipment expenditures related to increased capacity will be focused on replicating processes at multiple production locations, which has increased the importance of the Company maintaining its position as a technological leader.

     During the third quarter of fiscal 1999 the Company implemented a restructuring plan to address the current downturn in the semiconductor and computer hard disk industries which resulted in a pre-tax charge of $2.3 million. This restructuring plan includes a consolidation of facilities, a write-down of fixed assets and employee severance costs. There can be no assurance that this plan will be sufficient to address the Company's cost structure relative to current and expected revenue and current market conditions. Furthermore, the Company's success is dependent upon supplying technologically superior products to the marketplace at appropriate times to satisfy customer needs. Product development requires substantial investment and is subject to technological risks. There can be no assurance that the Company will be able to retain or attract personnel necessary for the continued development of its business. Delays or difficulties in product development or market acceptance of newly developed products could adversely affect the future performance of the Company.

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

               a.   See Exhibit Index, Page 19
               b.   Reports on Form 8-K, None

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ADE CORPORATION



Date: March 17, 1999            /s/ Mark D. Shooman
                                -------------------
                                Mark D. Shooman
                                Vice President and Chief Financial Officer

Date: March 17, 1999            /s/ Robert C. Abbe
                                ------------------
                                Robert C. Abbe
                                President and Chief Executive Officer

                                ADE CORPORATION
                                  EXHIBIT INDEX



Exhibit
-------

 27   Financial Data Schedule
