Form 10-K
period 1999-04-30
ADE CORP
filed 1999-07-29
CIK 884498

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                              --------------------
                                    FORM 10-K
(MARK ONE)

/X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                    For the fiscal year ended April 30, 1999

                                          OR
// TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

              For the transition period from           to
                                             ---------    --------

                         Commission file number 0-26714

                                 ADE CORPORATION
             (Exact name of registrant as specified in its charter)

       MASSACHUSETTS                                    04-2441829
  (State of incorporation)                 (I.R.S. Employer Identification No.)

              80 WILSON WAY                                02090
         WESTWOOD, MASSACHUSETTS                        (Zip Code)
 (Address of principal executive offices)

                                 (781) 467-3500
              (Registrant's telephone number, including area code)

           Securities registered pursuant to Section 12(g) of the Act:

                          Common Stock, $0.01 par value
                                (Title of class)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes X   No
                                             ---     ------
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. //

As of July 16, 1999, there were outstanding 13,305,090 shares of common stock, $.01 par value per share. The aggregate market value of shares of common stock held by non-affiliates of the registrant, based upon the last sale price for such stock on that date as reported by Nasdaq, was approximately $169,640,000.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive Proxy Statement for the 1999 Annual Meeting of Stockholders are incorporated by reference into Part III.

------------------------------------------------------------------------------
------------------------------------------------------------------------------

Number of Pages: 51       Exhibit Index on Page: 24

                                     PART I

ITEM 1. BUSINESS

     EXCEPT FOR HISTORICAL INFORMATION, THE FOLLOWING DESCRIPTION OF ADE'S BUSINESS CONTAINS FORWARD LOOKING STATEMENTS WHICH INVOLVE RISKS AND UNCERTAINTIES. THE OUTCOME OF THE EVENTS DESCRIBED IN THESE FORWARD LOOKING STATEMENTS IS SUBJECT TO RISKS AND ACTUAL RESULTS COULD DIFFER MATERIALLY. THE SECTIONS ENTITLED "RISK FACTORS", "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS" AND "BUSINESS" AS WELL AS THOSE DISCUSSED ELSEWHERE IN THIS ANNUAL REPORT CONTAIN A DISCUSSION OF SOME OF THE FACTORS THAT COULD CONTRIBUTE TO THESE DIFFERENCES. ANY FORWARD-LOOKING STATEMENTS ARE MADE AS OF THE DATE OF THIS REPORT AND WE ASSUME NO OBLIGATION TO UPDATE ANY SUCH FORWARD-LOOKING STATEMENTS OR TO UPDATE THE REASONS WHY ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THOSE ANTICIPATED IN SUCH FORWARD-LOOKING STATEMENTS.

     ADE Corporation is engaged in the design, manufacture, marketing and service of metrology and inspection systems for the semiconductor wafer manufacturing industry. In addition, we are a supplier of metrology systems to the semiconductor device, data storage and optics industries. Our systems analyze and report product quality at critical manufacturing process steps, sort wafers and disks and provide manufacturers with quality certification data. Semiconductor wafer and device and data storage manufacturers use our systems to improve yield and capital productivity. Our products have evolved from single instruments used in off-line engineering analysis to multi-function systems for automated in-line monitoring of process-induced defects throughout the wafer and disk manufacturing processes. Our systems are designed to deliver the high throughput, reliability and information and analysis necessary to meet the demands of increasingly complex and time-sensitive manufacturing processes.

PRODUCTS

     ADE's product strategy is to develop versatile, modular instrumentation and automation sub-systems that can be assembled to form a number of integrated products. These products support multiple metrology, inspection and sorting functions in the semiconductor wafer, semiconductor device and data storage device manufacturing processes. We have over 39 major products currently in use by the semiconductor wafer and device and data storage device manufacturing industries and have shipped more than 1,900 systems. During the past fiscal year, semiconductor equipment sales to wafer manufacturers generated approximately 57.7% of our annual revenues.

     Our principal products in the semiconductor wafer, semiconductor device and data storage device industries are described below. All metrology and inspection systems have the capability to record, print and store measurement data locally, as well as distribute the data via a network for yield and process management, future analysis and Silicon Wafer Order Form quality certification.


SEMICONDUCTOR INDUSTRY PRODUCTS

     WAFERCHECK 7000 SERIES. The WaferCheck 7000 series of products are flexible, modular systems capable of automatically characterizing, inspecting and sorting semiconductor wafers. These systems measure thickness, flatness, shape, conductivity type, and resistivity on raw and processed wafers and provide high speed sorting. The products combine an automated transfer belt module with one or more customer selected measurement modules into a single, floor mounted system. These systems, which are capable of operating in a class 1000 cleanroom environment, provide non-destructive in-line sorting and classification capability.

     ULTRASCAN 9000 SERIES. The UltraScan 9000 series of products are high throughput, in-line production systems that perform metrology and sorting at various stages of the wafer manufacturing and device fabrication processes. The UltraScan 9000 systems are capable of being operated in a class 10 cleanroom environment. The UltraScan 9000 systems measure wafer thickness, flatness, shape, and other critical dimensional properties and can be integrated with factory automation systems. The 9300 and 9350 systems employ our E station measurement module to measure thickness down to an accuracy of 0.5 microns. The 9600 and 9650 systems, based on the more advanced E-Plus station, measure thickness down to an accuracy of 0.25 microns. The 9350 and 9650 systems have a smaller footprint than their larger counterparts, making them more suitable for applications in the devicfabrication process.

     ULTRAGAGE 9000 SERIES. The UltraGage 9000 series of products are automated benchtop metrology systems containing a single measurement module, which is capable of making selected measurements, including flatness, thickness and stress. The UltraGage 9000 systems are capable of being operated in a class 10 cleanroom environment. The UltraGage 9500 system is based on our E station measurement module. The newest system in the 9500 series of equipment, is the 9530. This system has been optimized to handle ultra thin, processed wafers for device manufacturers. The UltraGage 9700 system is based on the E-Plus station measurement module. These systems were designed to operate together with applications software to be used during device manufacturing. The 9900 system provides dimensional measurement capabilities to an accuracy of 0.18 microns, utilizing our new E Squared technology. This system has allowed customers to meet the industry needs for flat wafers without having to retool their manufacturing plants.

     WIS SERIES. The WIS series products are high throughput, in-line production systems that are used to detect, measure and characterize particles and other defects on wafer surfaces and provide process analysis and control information for the wafer manufacturer. Based on our existing CR80 production tool design, the WIS-CR81 and WIS-CR82, introduced in 1997, detect particles down to 0.1 microns on wafers up to 200 millimeters in diameter. The WIS systems can be integrated with factory automation systems. We offer a variety of software packages to tailor the system to specific customer requirements. The WIS systems are capable of being operated in a class 10 cleanroom environment.

     EPISCAN 1000 SERIES. The EpiScan 1000 series of products are high speed tools used to measure and map the thickness of certain film layers, sometimes referred to as epi layers, that are applied to wafers. The EpiScan 1000 system, introduced in 1997, is based on advanced optical technology we have licensed from On-Line Technologies, Inc. The system is capable of being operated in a class 10 cleanroom environment. The EpiScan 1000 system ranges in price Episcan 1000 was released as a production system in July 1998.

     CONSTELLATION. The Constellation is a fully automated inspection tool designed to handle the needs of both 200mm and 300mm polished and epi wafers. Constellation offers advanced inspection capabilities for high volume 200 mm production, while offering simple, software-driven conversions to handle 300 mm pilot and production requirements. This system reduces the need for manual inspection of the wafers. The Constellation is the only high volume inspection equipment available with an edge gripping wafer handling system.

     INFOTOOLS SOFTWARE SUITE. InfoTools is an off-line application suite of productivity tools for ADE's UltraScan, UltraGage and WaferCheck systems. InfoTools includes ReportTools for off-line processing of wafer data and RecipeTools for centralized recipe storage. InfoTools increases machine availability and leads to a lower cost of ownership of an ADE tool. InfoTools is modularly priced based on the number of users and applications required. InfoTools was released as a product in July 1998.

   DISK INDUSTRY PRODUCTS

     VIBRATING SAMPLE AND TORQUE LABORATORY MAGNETOMETERS. These systems are used for the magnetic characterization of a broad range of materials (i.e. disks, tapes, powders, crystals and superconducting materials). Since only a small piece of a magnetic material can be measured in these laboratory systems, a magnetic disk must be cut in order to be measured in such systems. Model 1660 is the only magnetometer which combines Vibrating Sample Magnetometer (VSM) and torque measurements in a single tool.

     ROBOTIC KERR-EFFECT AND MRT MAGNETOMETERS. These are fully automated in-line robotic systems used for rapid and accurate mapping of the important magnetic properties of computer hard disks. The systems have the capability to record, store, process and print measurement results locally, as well as to transmit the data to a network for process tune-up, quality control, certification, and subsequent sorting of the disks.

     AUTOMATIC HEAD WAFER TEST SYSTEM. The Automatic Head Wafer Test System rapidly and automatically creates a map of the magnetic properties of entire wafers or coupons cut from those head wafers used to fabricate advanced heads for disk drives. It provides rapid feedback to the fabrication process of these heads, allowing users to make adjustments to the process to improve overall yield.

     MOTOR TEST SYSTEMS. Utilizing ADE's non-contact dimensional gaging, the 3700 and MTS series of motor test systems provides disk motor manufacturers with motor shaft runout measurements in both time and frequency function. Software allows the user to define pass/fail criteria for production testing.

     AUTOGAGER 1500 SERIES. The Autogager 1500 series of products are modular systems capable of automatically characterizing, inspecting and sorting hard disks. The Autogager 1500, the first large-scale, automated dimensional metrology system for the hard disk market, was introduced by to meet the industry's increasing demand for the manufacture of advanced hard disks. These systems measure thickness and thickness variation on advanced hard disks and provide high speed sorting. The products combine an industrial robot with our capacitive dimensional metrology into a single, floor-mounted system. These systems, which are capable of operating in a class 1000 cleanroom environment, provide a non-destructive in-line sorting capability and precise disk

      MINIFIZ SERIES OF INTERFEROMETERS. MiniFIZ is a family of laser-based Fizeau interferometers that test the surface flatness, curvature and other shape characteristics of polished precision components such as optical mirrors, lenses and computer disks. The MinFIZ provides interactive 3D modeling, statistical reporting, and user-selectable production or research modes. The product can be combined with full robotic automation to meet the needs of disk media and substrate process control.

      MICROXAM OPTICAL PROFILERS. These 3D optical profilers are interference microscopes which produce measurements of the shape, density and distribution of laser bumps in the laser-textured area of hard disks. MicroXAM is the industry standard for measuring the laser-textured area of hard disk media. Other configurations of MicroXAM measure disk dub-off. Dub-off is the transition between the top (usable) surface of the disk, and the rough edge of the disk. MicroXAM, consequently, is used widely by disk media manufacturers and by hard drive manufacturers.


      OPTIFLAT FLATNESS GAGE. Similar to MiniFIZ, OptiFLAT is an accurate surface flatness tester, but primarily characterizes the surface waviness of hard disks to improve and maintain process control in the hard disk manufacturing process. Waviness is a range of medium to high frequency surface features which is now an important category of topology that affects disk drive performance and product yield. OptiFLAT is also uniquely suited to measure the flatness of uncoated transparent disk substrates.


PRODUCTS IN DEVELOPMENT

     In order to maintain our technology leadership, we continue to introduce new products. Among those products are SQM for high speed inspection, WaferAnalyzer software for offline wafer inspection, MicroSense II for disk drive motor runout, the EpiScan 3000 for 300mm epitaxial film measurements, E-Squared for next generation wafer dimensional measurements, and NanoMapper for semiconductor wafers.

     SQM. The Surface Quality Monitor is a high speed inspection option with nanometer scale resolution available as an option on ADE's Wafer Inspection Systems. This inspection capability has become a requirement in advanced wafer manufacturing, and will become more important with the device manufacturers seeking to increase the number of products they can produce per wafer.

     WAFERANALYZER. This offline software package increases productivity in a wafer production polishing area by providing advanced analytical capability for wafer inspection data. In beta tests this software has proven to reduce the engineering man hours required for process characterization and to add increased flexibility in analysis. The software is modularly priced based on the number of users and equipment connections.

     MICROSENSE II Disk drive manufacturers are incorporating motors with lower non-repetitive runout to achieve higher track densities. This requires improved non-contact dimensional gaging. Introduced at Diskcon Japan in April 1999, MicroSense II provides a 100% improvement in measurement accuracy over our previous products.

     EPISCAN 3000 The EpiScan 3000 is based on the same production proven technology as the EpiScan 1000 but is specifically designed to meet the advanced performance requirements of 300mm wafers. Using edge grip wafer handling and holding the wafer in vertical position during the measurement process has minimized the potential for contamination. Continuous scanning of the wafer and increased measurement speed has optimized wafer throughput. The EpiScan 3000 meets the demanding requirements of the epi process development engineer as well as quality control of high volume production.

     E-SQUARED The E-Squared gage extends the UltraGage and UltraScan 9000 Series product family to support the demanding metrology requirements of next generation wafer processes. The advanced hardware and software of the E-Squared gage provides dimensional measurements to support the 0.18 micron device process level. Data generated by the E-Squared system can also be processed offline for increased yield productivity using ADE Windows-based software products.

     NANOMAPPER Introduced in July 1999, NanoMapper measures nanotopology, or how well a semiconductor wafer was polished, on both 200mm and 300mm wafer surfaces with atomic level resolution. Using non-contact optical techniques for wafer, semiconductor equipment, and semiconductor device process development manufacturers, the NanoMapper is currently used to quantify nanotopology in the development of certain wafer manufacturing processes.and also measures how well the epitaxial layer on certain wafers was grown. NanoMapper is capable of characterizing the surface at the edge of wafers as well, making it possible for device manufacturers to increase yield per wafer by increasing the wafer usable area.

TECHNOLOGY

     Our metrology and inspection products use our proprietary non-contact capacitive, optical, interferometric and magnetic technologies to measure the dimensional, magnetic and surface characteristics of semiconductor wafers and devices and computer hard disks and disk drives.

   DIMENSIONAL TECHNOLOGY

     Our non-contact capacitive gaging technology, which is the subject of a series of patents, is used to measure the dimensional parameters (thickness, flatness, shape) of semiconductor wafers, computer hard disks and other objects. This technology is based on the measurement of the capacitance between a measurement probe and the surface of the object. The capacitance varies as a precise function of the distance between the probe and the object being measured. For example, in the measurement of a semiconductor wafer, two probes, one on each side of the wafer, map both wafer surfaces simultaneously. Electronic circuitry converts the probe capacitance signal into distance signals which are translated by our software to produce information concerning the wafer's thickness, flatness and shape.

   SURFACE INSPECTION TECHNOLOGY

     We use optical methods to detect microscopic surface defects. A finely focused laser beam is scanned over the surface of the wafer. Surface particles or defects cause some of the beam's energy to scatter. Sensitive detectors quantify this scattering signal, which is translated by our software to produce information about particles, micro scratches, haze and other process-induced defects on the wafer surface. Although the principles of our optical technology are similar to those used by other manufacturers, we believe our theoretical modeling and patented optical engineering and proprietary software result in products having a superior combination of high sensitivity and throughput.

INTERFEROMETRY TECHNOLOGY

Optical interference is a technique used to produce surface images of alternating bright and dark images, called fringes, which correspond to a surface's height changes. Using reflection, optical interference can measure changes in the height of a surface as small as a few atomic layers. Our software provides the ability to create and analyze three-dimensional surface maps, which are used by our customers in advanced process development and in production control.

FOURIER TRANSFORM INFRARED SPECTROSCOPY TECHNOLOGY

     Fourier Transform Infrared Spectroscopy Technology is used in a broad range of laboratory applications for examining various technical properties of materials and chemicals. On-Line Technologies, Inc., a Connecticut-based technology company, has licensed its Fourier Transform Infrared Spectroscopy Technology to us for incorporation into metrology tools for the wafer market. We are integrating this technology to provide the increasing precision and accuracy needed to support ever-tightening Epi specifications.

   MAGNETICS CHARACTERIZATION TECHNOLOGY

     Our products for characterizing magnetic materials use a variety of non-contact measurement technologies including lasers (the Kerr effect), vibrating sample and torque-effect inductive sensing techniques. We believe our theoretical modeling and magnetics engineering enable us to offer automated products with superior sensitivity, speed, accuracy and reproducibility.

   PROPRIETARY SOFTWARE

     Our proprietary software analyzes and transforms the large amounts of data generated by our metrology and inspection systems to produce information about process induced defects that aids in process control. The flexible design of the software permits reconfiguration of our products to serve new applications with a minimum of hardware or software redesign or development. Our software is designed to integrate our various metrology functions with one another and to implement industry standards for integrating our products with the manufacturing facility's information systems. We currently are seeking patent protection on certain features of our software.


MARKETING, SALES AND CUSTOMER SUPPORT

     We market and sell our semiconductor metrology and inspection products through our direct sales force, distributors and independent sales representatives. We market and sell our metrology and inspection products in the United States, Europe and Malaysia through full-time salespersons located throughout the United States in Milpitas, Dallas, Portland and Boston as well as in the United Kingdom, in Germany, and in Malaysia. During the past fiscal year, approximately 50% of our revenue was derived through our direct sales organization. Our direct sales force is supported by applications engineers in selected field offices and in our manufacturing locations.

     Sales of dimensional systems in Japan are supported by Japan ADE Limited, a joint venture between us and Kanematsu Electronics, Ltd.. Sales of optical surface inspection products are provided in Japan by a separate distributor. We also sell our semiconductor metrology and inspection products in Israel, South Korea, Singapore, Taiwan, India and the People's Republic of China through independent sales representatives. We market and sell our non-contact capacitive, dimensional metrology and magnetic characterization data storage products in the United States through two full-time salespersons and internationally through distributors and sales representatives. We market and sell our interferometric based surface metrology products through three full time salespersons and internationally through distributors and sales representatives.

     The selling process for our products frequently involves participation by sales, marketing and customer support personnel. Customers and potential customers often evaluate our products by sending semiconductor wafers to us for measurement or by installing demonstration equipment at their facilities. We maintain demonstration equipment at our manufacturing sites and at some of our sales offices for this purpose. We plan to increase our investment in demonstration equipment to accelerate the introduction of products. Our marketing activities also include participation in international standards organizations, trade shows, publication of articles in trade journals, in industry forums and distribution of sales literature.

     We believe that our strong commitment to service is essential, based on the growing complexity of the equipment used in the semiconductor manufacturing process. This complexity makes it difficult for semiconductor wafer and device manufacturers to maintain an internal workforce sufficiently skilled and specialized to support the disparate equipment and technologies used in their processes. We have customer support centers in Boston, Charlotte, Austin, Dallas, Milpitas, Vancouver, WA, Tucson, Phoenix, Milton Keynes, England, Munich, Germany and Kuala Lumpur, Malaysia. In addition, our distributors and sales representatives provide customer support. We also offer training programs and maintenance contracts for our customers. We offer warranties of up to twelve months covering the performance and reliability of our products.


CUSTOMERS

     Our customers include all of the leading semiconductor wafer manufacturers and many of the leading semiconductor device and data storage and disk drive manufacturers throughout the world. Historically, a relatively limited number of customers have accounted for a substantial portion of our revenue. In fiscal years 1999, 1998 and 1997, sales to our top five customers accounted for approximately 45.1%, 44.7% and 45.6%, respectively, of our revenue. During fiscal year 1999 one of our customers, Wacker Siltronic Inc., accounted for 10.8% of our revenue. During the past fiscal year, approximately 57.7% of our revenue was derived from sales made to wafer manufacturers, with the remainder derived from sales to manufacturers of semiconductor devices, data storages and disk drives and semiconductor equipment. Our principal customers are as follows:

     SEMICONDUCTOR WAFER MANUFACTURERS
          Komatsu
          MEMC Electronic Materials
          Mitsubishi International
          Posco Huls
          Shin-Etsu Handotai
          Sumitomo Sitix Silicon
          Toshiba
          Wacker Siltronic

     SEMICONDUCTOR DEVICE MANUFACTURERS
          ASM Lithography
          ETEC
          Hitachi
          IBM
          Lucent Technologies
          Motorola
          ST Microsystems
          Tatung
          Texas Instruments
          Worldwide Semiconductor

          DATA STORAGE AND DISK DRIVE MANUFACTURERS
          HMT
          IBM
          Seagate Technology


RESEARCH AND DEVELOPMENT

     The market for semiconductor wafer and device and data storage and disk drive equipment is characterized by rapid technological changes and product innovations. Our research and development efforts are designed to enhance our current products and develop new products to keep pace with technological developments and constantly evolving customer requirements. We devote significant resources to programs directed towards developing new and enhanced products, as well as developing new applications for existing products.

     In fiscal years 1999, 1998 and 1997, our research and development expenditures were $24.0 million, $27.6 million and $17.7 million respectively, representing 39.5%, 20.3% and 15.9% of revenue. Research and development expenditures consist primarily of salaries, project materials, consulting fees and other costs associated with our ongoing research and development efforts.

     Industry standards organizations, such as Semiconductor Equipment and Materials International and American Standards for Testing and Materials are pivotal in defining the test methods, measurement parameters and specifications governing commercial transactions within the semiconductor industry. We maintain a significant presence on standards committees of these two organizations and other international standards organizations. We believe that our involvement with these organizations has helped to ensure that our new products conform to industry standards.


BACKLOG

     Backlog decreased to approximately $20.6 million at April 30, 1999 from approximately $37.2 million at April 30, 1998. This decrease in backlog is primarily attributable to excess capacity and the resulting reduction in demand for capital equipment in the semiconductor and data storage industries during calendar 1998 and the first four months of calendar 1999. During calendar 1999 there have been certain indicators of increased capital equipment demand in the semiconductor industry, however, we have not currently experienced significant orders related to capacity increases by our semiconductor customers. Backlog at April 30, 1999 increased 34.6% from approximately $15.3 million at January 31, 1999. We schedule production based on firm customer commitments and anticipated orders during the planning cycle. Backlog is comprised of written purchase orders from customers which we have accepted and expect to ship the related product or service within the following twelve months. Customers may cancel or delay orders with limited or no penalty. We do not believe that the level of backlog is an accurate indicator of our performance in future periods.


MANUFACTURING

     Our principal manufacturing activities take place at our ISO 9001-registered facility in Westwood, Massachusetts, where semiconductor dimensional metrology systems are manufactured, in Charlotte, North Carolina, where semiconductor optical surface inspection equipment is manufactured, in Newton, Massachusetts, where non-contact capacitive, dimensional metrology for gaging products and magnetic characterization products for the data storage industry are manufactured, and Tucson, Arizona, where interferometric based surface metrology products are manufactured. We are in the process of consolidating our Charlotte operations into our Westwood facility. The transfer of the operations is expected to be completed in calendar 1999. Manufacturing activities consist primarily of assembling and testing components and subassemblies which are supplied by third party vendors and then integrated into our finished products. Many of the components and subassemblies are standard products, although certain items are made to our specification. We manufacture many of our semiconductor metrology and inspection systems in a cleanroom environment.

PATENTS AND OTHER INTELLECTUAL PROPERTY RIGHTS

     We rely on a combination of patent, copyright, trademark and trade secret laws and license agreements to establish and protect our proprietary rights in our products. We believe, however, that our success depends to a greater extent upon innovation, technological expertise and distribution strength. We enter into standard confidentiality agreements with our employees and consultants and seek to control access to and distribution of our proprietary information. Despite these precautions, it may be possible for a third party to copy or otherwise obtain and use our products or technology without authorization or to develop similar technology independently. In addition, effective patent, copyright and trade secret protection may be unavailable or limited in certain foreign countries.

     As of July 21, 1999 we hold 28 United States patents and 15 foreign patents covering existing and potential products and have applied for 12 additional patents in the United States and 24 additional foreign patents. We have licensed certain patents and other intellectual property to a number of companies.


EMPLOYEES

     As of April 30, 1999, we employed approximately 560 persons at all of our locations. Management believes that our ongoing success depends on our continued ability to attract and retain highly skilled employees. There can be no assurance that we will be successful in attracting or retaining such personnel. None of our employees are represented by a labor union, and we have experienced no work stoppages. We consider our employee relations to be good.

EXECUTIVE OFFICERS

       The names, ages and positions held by our executive officers are as follows:

Name                         Age          Position
----                         ---          --------

Robert C. Abbe               61           President and Chief Executive Officer
Mark D. Shooman              52           Vice President and Chief Financial Officer
AK Lum                       50           Vice President and General Manager of ADE Semiconductor Systems
Chris L. Koliopoulos         46           Vice President and President of ADE Phase Shift, Inc.
Noel S. Poduje               54           Vice President of Strategic Technology Development
William H. Ohm               52           Vice President and General Manager of ADE Technologies, Inc.


      All executive officers are elected by the Board of Directors to serve in their respective capacities until their successors are elected and qualified or until their earlier resignations or removal.

      Robert C. Abbe founded ADE in 1967. Since that time, he has served as President, Chief Executive Officer and a Director of ADE. Mr. Abbe received an AB in Physics from Harvard College.

      Mark D. Shooman joined ADE in April 1992 and has served as Vice President and Chief Financial Officer since May 1994. From January 1991 to March 1992, Mr. Shooman served as President of Asbury Associates, Inc., a management consulting firm he founded in 1988. From 1989 to January 1991, he served as a Vice President and Chief Financial Officer of the retail sales division of Fidelity Investments. Mr. Shooman received a BS in Electrical Engineering from Renesselaer Polytechnic Institute and an MBA from The Ohio State University. Mr. Shooman is a Certified Public Accountant.

      Chris L. Koliopoulos joined ADE in June 1998 through the merger with Phase Shift Technology, Inc., which became a wholly owned subsidiary of ADE. Dr. Koliopoulos was President and founder of Phase Shift Technology, has served as a Vice President of ADE and President of ADE Phase Shift since the merger and is a Director of ADE. Dr. Koliopoulos received a BS from the University of Rochester and a MS and PhD from the University of Arizona, where he is currently an Adjunct Professor of Optical Sciences.

      AK Lum joined ADE in 1998 and has served as Vice President and General Manager of ADE Semiconductor Systems Group. From 1997 to 1998, Mr. Lum served as Vice President of Manufacturing of Epson Portland Inc. From 1974 to 1997, Mr. Lum served Shin-Etsu Handotai-Group in various senior management positions. Mr. Lum received a BA in electrical engineering from University of Technology, Malaysia, and an MBA from City University, State of Washington.

      Noel S. Poduje joined ADE in 1972 and has served as Vice President of Strategic Technology Development since 1985. Mr. Poduje received a BS in Electrical Engineering from the Massachusetts Institute of Technology.

      William Ohm joined ADE in 1994 and has served as Vice President and General Manager of ADE Technologies, Inc. From 1992 through 1994, Mr. Ohm served as Director of Sales and Marketing for Holographix, Inc. From 1990 to 1991, Mr. Ohm was Marketing Manager for Presstek, Inc. and from 1976 to 1990, Product Line Manager and Engineering Manager for Agfa Compugraphic, a division of Agfa Corporation. Mr. Ohm received a B.S. in Electrical Engineering from the Massachusetts Institute of Technology and an M.B.A. from Harvard Business School.

CYCLICALITY OF OUR BUSINESS

      Our business depends in large part upon the capital expenditures of semiconductor wafer and device and data storage manufacturers, which in turn depend on the current and anticipated market demand for integrated circuits, products utilizing integrated circuits and systems requiring data storages, respectively. The semiconductor and data storage industries are cyclical and have historically experienced periodic downturns, which have had a severe effect on the demand for capital equipment. Prior semiconductor and data storage industry downturns and construction of excess capacity by the industries have adversely affected our revenue, gross margin and net income and have also adversely affected the market price of our common stock. In addition, the need for continued investment in research and development and extensive customer service and support capability worldwide will continue to limit our ability to reduce expenses during industry downturns.

COMPETITION

     The semiconductor and data storage equipment industries are highly competitive. Companies with complementary technologies and greater financial resources may enter these industries and develop products that are superior to our products or achieve market acceptance. In the market for optical defect inspection equipment, we compete directly with Hitachi Electronics Engineering Co., Ltd. and KLA-Tencor Corporation, both of which have significantly greater total assets and annual revenue than we do. In the metrology area of the device industry, we have encountered, and expect to encounter in the future, competition from companies offering similar and competing technologies, some of which have significantly greater total assets and annual revenue than we do or have an existing market presence in the device industry, or both. We also expect to encounter intense competition in the areas of metrology and inspection for the data storage industry. Our competitors can be expected to continue to improve the design and performance of their products and to introduce new products with competitive price/performance characteristics. Competitive pressures can necessitate price reductions or non-revenue generating shipments of new products to certain strategic customers for evaluation purposes, which can adversely affect our operating results. In order to remain competitive, we must maintain a high level of investment in research and development, sales, marketing and customer service. There can be no assurance that we will have sufficient resources to continue to make such investment or that we will be able to make the technological advances necessary to remain competitive.

     We expect acquisitions and business combinations by our competitors and potential competitors in the metrology as well as in the defect inspection markets. The impact of this activity could:

- Allow them to offer new products without the lengthy time delays typically associated with internal product development
- Limit our access to commercially significant technologies and/or new or complementary products
- Permit them to accelerate the development and commercialization of new competitive products and the marketing of existing competitive products to their larger installed bases.

Accordingly, such business combinations and acquisitions by these companies could have an adverse impact on both our market share and the pricing of our products, which could have a material adverse effect on our business.

CUSTOMER AND INDUSTRY CONCENTRATION

    A relatively limited number of customers have historically accounted for a substantial portion of our revenue in each year. In fiscal years 1999, 1998 and 1997, sales to our top five customers in each period accounted for approximately 45.1%, 44.7% and 45.6%, respectively, of our revenue. The loss of or any reduction in orders by any of these customers, including reductions due to market, economic or competitive conditions in the semiconductor industry or in other industries that manufacture products utilizing semiconductors, could adversely affect our business, financial condition and results of operations. In fiscal 1999, 1998 and 1997, we derived 57.7%, 64.7% and 70.1% of our revenue, respectively, from customers in the semiconductor wafer industry. While we are increasing our emphasis on expanding the level of our business in the device and data storage industries, there can be no assurance that our efforts will be successful. Our ability to maintain or increase our sales levels in the future will depend in part upon our ability to obtain orders from new customers as well as the financial condition and success of our existing customers and the general economy. There can be no assurance that we will be able to increase the level of our revenue in the future or that we will be able to retain existing customers or to attract new customers. In addition, given the limited number of customers, any delay in collecting, or inability to collect, accounts receivable could have a material adverse effect on our financial results. See Notes 2 and 12 of Notes to Consolidated Financial Statements.

DEPENDENCE ON SUPPLIERS

     Certain of the components and subassemblies, including certain systems controllers and robotics components, incorporated in our current systems and those under development are obtained from a single source or a limited group of suppliers. We have not qualified a second source for these products and the partial or complete loss of certain of these sources could have an adverse effect on our results of operations and damage customer relationships. Further, a significant increase in the price of one or more of these components or failure to perform up to specification could adversely affect our results of operations.

RISKS ASSOCIATED WITH INTERNATIONAL OPERATIONS

     International sales accounted for 59.3%, 60.6% and 57.3% of our revenue for fiscal years 1999, 1998 and 1997, respectively. See Note 12 of Notes to Consolidated Financial Statements. We expect that international sales will continue to represent a significant percentage of revenue. Our international business may be affected by changes in demand resulting from:
-     Fluctuations in interest and currency exchange rates
-     The investment policies of foreign countries
-     Changes in trade policies and/or tariff regulations
-     Difficulties in obtaining U.S. export licenses.

The current trend in foreign exchange rates raises the cost of equipment manufactured in the United States to Asian companies. Given that historically approximately 45% - 50% of our revenue has come from Asia, the continued financial instability in certain Asian countries could materially affect our competitive position and consequently, financial results.

ACQUISITIONS AND ALLIANCES

     ADE has addressed the need to offer new products, in part, through the acquisition of technology and other businesses. The acquisition of other businesses involves numerous risks, including:
- Difficulties assimilating the operations, technologies and products of acquired businesses.
-     Diversion of management's attention from other business concerns.
- Entering markets in which we have no or limited direct prior experience and must compete with competitors having stronger market positions.
-     Potential loss of key employees of the acquired business.

 Integrating acquired businesses requires, among other things, integration of product offerings and coordination of sales, marketing, research and development and management organizations. There can be no assurance that such integration will be accomplished smoothly or successfully. The difficulties of integration may be increased by the necessity of coordinating organizations that are separated geographically. The inability of management to successfully integrate the operations of any acquired businesses could have a material adverse effect on our business and results of operations.

ITEM 2. PROPERTIES

      Our principal operations are located in an approximately 117,000 square foot company-owned building in Westwood, Massachusetts. We completed construction of and occupied a 60,000 square foot building in Tucson, Arizona which was completed in May 1999. We also own a 46,000 square foot building in Newton, Massachusetts. In addition, we lease a 38,000 square foot building in Charlotte, North Carolina under a lease that expires in January 2000 and a 14,200 square foot building in Milpitas, California under a five year lease that expires in December 2001. We also lease space for sales and service support offices in various other locations.


ITEM 3. LEGAL PROCEEDINGS


      We are not a party to any material legal proceedings.


ITEM 4. SUBMISSION OF MATTERS TO SECURITY HOLDERS

      There were no matters submitted to a vote of security holders during the fourth quarter of the fiscal year ended April 30, 1999.


                                     PART II


ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS


MARKET PRICE OF COMMON STOCK

      Our common stock trades on the Nasdaq National Market System under the symbol "ADEX." The following table presents the high and low sale prices for each quarter for the common stock as reported for the periods indicated.


FISCAL YEAR ENDED APRIL 30, 1999        HIGH      LOW

First quarter                           18 1/4    12 1/2
Second quarter                          14        6 1/2
Third quarter                           14 7/8    8 1/16
Fourth quarter                          15 3/8    9 1/2

FISCAL YEAR ENDED APRIL 30, 1998        HIGH      LOW

First quarter                           30 1/4    18 1/4
Second quarter                          45 1/2    19 3/4
Third quarter                           32 1/2    14 7/16
Fourth quarter                          21        14 5/8



      The last sale price of the common stock on July 21, 1999, as reported by Nasdaq, was $12 1/8 per share. As of July 16, 1999, there were 110 holders of record of the common stock (approximately 2,292 beneficial holders).

      We have never declared or paid any cash dividends on our common stock and currently expect to retain future earnings for use in our business.

RECENT ISSUANCE OF UNREGISTERED SECURITIES

     In June 1998, in consideration of a merger between ADE and Phase Shift Technology, Inc., a privately-owned company, ADE issued an aggregate of 2,000,000 shares of common stock to the Phase Shift shareholders. All of the recipients of shares were "accredited investors" under the definition of that term in Regulation D under the Securities Act. The issuance of the shares was privately negotiated in the context of negotiations for the merger with Phase Shift, and was exempt from the registration requirements of Section 5 of the Securities Act of 1933 pursuant to Section 4(2) of that Act.


ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA

     The following table summarizes the financial data for our business. You should read the selected financial data in conjunction with our historical financial statements and related notes and the section of this annual report entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations".

                                                                                       YEAR ENDED APRIL 30,
                                                             ------------------------------------------------------------
                                                                1999        1998        1997         1996        1995
                                                             -----------  ----------  ----------  -----------  ----------
                                                                        (IN THOUSANDS, EXCEPT PER SHARE DATA)
STATEMENT OF OPERATIONS DATA:
   Revenue                                                      $60,885    $135,700    $111,133      $73,078     $48,723
   Cost of revenue                                               46,489      61,755      49,414       34,125      24,940
                                                             -----------  ----------  ----------  -----------  ----------
     Gross profit                                                14,396      73,945      61,719       38,953      23,783
                                                             -----------  ----------  ----------  -----------  ----------
   Operating expenses:
     Research and development                                    24,026      27,580      17,689        8,049       6,452
      Purchased in-process research and development                   -       6,100           -            -           -
     Marketing and sales                                         12,280      15,638      14,501       10,555       7,149
     General and administrative                                  11,153      13,701       8,043        7,208       4,880
     Restructuring charges                                        2,318           -           -            -           -
                                                             -----------  ----------  ----------  -----------  ----------
       Total operating expenses                                  49,777      63,019      40,233       25,812      18,481
                                                             -----------  ----------  ----------  -----------  ----------

   Income (loss) from operations                                (35,381)     10,926      21,486       13,141       5,302

   Other income (expense), net:                                   2,600       2,347         387          348        (402)
                                                             -----------  ----------  ----------  -----------------------
   Income (loss) before provision for (benefit from) income
     taxes and equity in net earnings (loss) of affiliated
       companies                                                (32,781)     13,273      21,873       13,489       4,900
   Provision for (benefit from) income taxes                     (9,335)      3,301       6,926        4,615       1,731
                                                             -----------  ----------  ----------  -----------  ----------
   Income (loss) before equity in net earnings (loss) of
     affiliated companies                                       (23,446)      9,972      14,947        8,874       3,169
   Equity in net earnings (loss) of affiliated companies         (1,082)     (1,005)         99
                                                             -----------  ----------  ----------  -----------  ----------
     Net income (loss)                                         $(24,528)    $ 8,967    $ 15,046      $ 8,874      $3,169
                                                             -----------  ----------  ----------  -----------  ----------

   Basic earnings (loss) per share                              $ (1.89)     $ 0.73      $ 1.46       $ 0.95      $ 0.39
                                                             -----------  ----------  ----------  -----------  ----------

   Diluted earnings (loss) per share                            $ (1.89)     $ 0.70      $ 1.38       $ 0.89      $ 0.37
                                                             -----------  ----------  ----------  -----------  ----------

       Weighted average common shares - basic                    12,989      12,215      10,301        9,302       8,217
                                                             -----------  ----------  ----------  -----------  ----------

       Weighted average common  shares - diluted                 12,989      12,822      10,880        9,938       8,490
                                                             -----------  ----------  ----------  -----------  ----------


                                                                                      APRIL 30,
                                                             ------------------------------------------------------------
                                                             -----------  ----------  ----------  -----------  ----------
                                                                1999        1998        1997         1996        1995
                                                             -----------  ----------  ----------  -----------  ----------
                                                                                   (IN THOUSANDS)
BALANCE SHEET DATA:
   Cash and cash equivalents                                    $61,278     $72,711     $22,485      $22,495      $3,666
   Working capital                                               90,654     111,840      49,043       41,245      15,767
   Total assets                                                 153,430     173,643      94,508       65,139      30,244
   Long-term debt, less current portion                          12,537       8,613       5,091          677       2,166
   Total stockholders' equity                                  $120,822    $144,186     $64,730      $47,513     $16,598

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     THE FOLLOWING DISCUSSION OF OUR FINANCIAL CONDITION AND RESULTS OF OPERATIONS SHOULD BE READ TOGETHER WITH THE DESCRIPTION OF BUSINESS, FINANCIAL STATEMENTS AND THE RELATED NOTES OF ADE WHICH APPEAR ELSEWHERE IN THIS ANNUAL REPORT. THE FOLLOWING DISCUSSION CONTAINS FORWARD-LOOKING STATEMENTS THAT REFLECT ADE'S PLANS, ESTIMATES AND BELIEFS. OUR ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THOSE DISCUSSED BELOW AND IN THE FORWARD-LOOKING STATEMENTS APPEARING ELSEWHERE IN THIS ANNUAL REPORT.

OVERVIEW

     ADE was founded in 1967 to develop and market certain advanced concepts and designs in capacitance and other measurement technologies suitable for industrial applications requiring precise, reliable, damage-free and repeatable measurements. Our products have evolved from single instruments used in off-line engineering analysis to multi-function systems for automated in-line monitoring of process-induced defects throughout the semiconductor wafer, device and data storage manufacturing processes. We operate three major business segments, the Semiconductor Systems Group, ADE Phase Shift and ADE Technologies. The Semiconductor Systems Group manufactures multifunctional semiconductor metrology and automation systems and optical wafer defect inspection equipment used to detect particles and other defects on silicon wafer surfaces. ADE Phase Shift manufactures high performance, non-contact surface metrology equipment using advanced interferometric technology that provides enhanced yield management to the data storage, semiconductor and optics industries. ADE Technologies manufactures high precision magnetic characterization and non-contact dimensional metrology gaging systems primarily for the data storage industry.

     Revenue from product sales is recorded upon shipment, provided collection of the related receivable is probable. We accrue for anticipated warranty costs upon shipment. Service revenue is recognized as the services are performed provided collection of the related receivable is probable. Service contract revenue is recognized ratably over the contractual periods the services are provided. We do not provide the right to return products. Revenue from software licenses is recognized when an agreement has been executed, software has been delivered, fees are fixed and determinable and collection of the related receivable is probable. Revenue from software consulting services provided on a time and reimbursable expense basis is recognized as the services are provided.

      On June 11, 1998, ADE merged with Phase Shift Technology, Inc., an Arizona corporation. Each outstanding share of Phase Shift's common stock was exchanged for two shares of the ADE's common stock. A total of 2,000,000 shares of our common stock were issued in this transaction. This transaction has been accounted for as a pooling-of-interests. Accordingly, all prior period financial statements have been restated to reflect the inclusion of Phase Shift operations.

RESULTS OF OPERATIONS

         The following table presents the percentage of total revenue for the respective line items in ADE's consolidated statements of operations.


                                                           YEAR ENDED APRIL 30,
                                                      --------------------------------
                                                        1999       1998       1997
                                                      ---------- ---------- ----------
Revenue                                                  100.0%     100.0%     100.0%
Cost of revenue                                           76.3%      45.5%      44.5%
Gross profit                                              23.7%      54.5%      55.5%
Operating expenses:
Research and development                                  39.5%      20.3%      15.9%
Purchased in-process research and development                 -       4.5%          -
Marketing and sales                                       20.2%      11.5%      13.0%
General and administrative                                18.3%      10.1%       7.2%
Restructuring charges                                      3.8%          -          -
Income (loss) from operations                            -58.1%       8.1%      19.3%
Other income, net                                          4.3%       1.7%       0.3%
Net income (loss)                                        -40.3%       6.6%      13.5%



RESTRUCTURING

     In January 1999, we began to consolidate our Charlotte, North Carolina operations and certain of our Milpitas, California operations into our Massachusetts facilities to better align our cost structure with prevailing semiconductor and data storage market conditions and to position ourselves with more efficient operations for expected industry recoveries. Anticipated savings when the consolidation efforts are completed include reduced cost of sales due to reduced capacity-related expense, reduced payroll and related costs and reduced travel costs. Expenses associated with these consolidations incurred in fiscal 1999 totaled $4.5 million, including a restructuring charge of $2.3 million and $2.2 million in other non-recurring expenses. The restructuring charges include severance costs of $1.2 million related to the termination of 71 employees in general and administrative, marketing and sales, manufacturing, and engineering functions; $185,000 in lease termination penalties and $931,000 in non-cash fixed asset impairments related to furniture, fixtures and building improvements on the terminated leased facilities. Other non-recurring expenses include travel, consulting, and employee retention bonuses and have been included in general and administrative expenses. Retention bonus expense relates to payments to employees who have been notified of their termination dates, but whose services are required through specified dates during the consolidation process. This expense is recorded ratably over the respective estimated service periods. We anticipate recruiting costs and labor redundancy costs in future periods associated with replacing certain personnel currently in Charlotte who have elected not to relocate to Massachusetts. Additionally, we anticipate moving and related costs to be incurred through calendar 1999, which will be included in general and administrative expenses in future reporting periods. Restructuring charge activity during fiscal 1999 and the related accrual as of April 30, 1999 is as follows:


Balance at May 1, 1998                     $    --
Restructuring provision                      2,318
Non-cash fixed asset impairments              (931)
Lease termination payments                    (185)
                                       ------------
Balance at April 30, 1999                  $ 1,202
                                       ------------
                                       ------------


     These consolidation efforts may have an adverse impact on our near term ability to complete the development and manufacture of certain of our new semiconductor industry inspection products within the time frames required by our customers. There can be no assurance that we will be able to attract and retain the necessary personnel to accomplish our strategic goals, satisfactorily support our customers or operations or successfully bring new products to market on a timely basis while aligning our cost structure with market conditions.

REALIZABILITY OF DEFERRED TAX ASSETS

     At April 30, 1999, we increased our valuation allowance against deferred tax assets by $3.0 million, as the full value of our net operating loss carryforwards and temporary differences may not be realized. This increase was based upon weighing all evidence available to management, including fiscal 1999 pre-tax losses of $32.8 million, current estimates of future taxable income, the cyclicality of the semiconductor and data storage industries and the current uncertainty within those markets. Net operating loss carryforwards generated in fiscal 1999 begin to expire in fiscal 2004 for state income tax purposes. We will need to generate approximately $25.6 million of future taxable income to realize the benefit of our net deferred tax assets as of April 30, 1999. The amount of the deferred tax assets considered realizable could materially change in the near term if estimates of future taxable income change or do not materialize.

FISCAL YEAR ENDED APRIL 30, 1999 COMPARED TO FISCAL YEAR ENDED APRIL 30, 1998

     REVENUE. Revenue decreased 55.1% to $60.9 million in fiscal 1999 from $135.7 million in fiscal 1998. Decreased sales of our products were primarily due to reduced demand for capital equipment. Semiconductor Systems Group revenue decreased 60.7%, reflecting the excess capacity for 200mm wafer production and continued delays in implementing production of 300mm wafers. Our capital equipment systems are sold primarily at the beginning of the semiconductor production process, with 57.7% percent of consolidated revenue coming from semiconductor wafer manufacturers. Within the semiconductor device market, which accounted for approximately 18.3% of consolidated revenue, there have been positive statements of an industry recovery by leading device manufacturers. Most of our wafer-making customers, however, have not been profitable for more than a year. Consequently, these customers continue to implement strict controls on capital expenditures, which has adversely impacted sales of our equipment.

     A competitor has shipped multiple optical inspection products for advanced 200 millimeter and 300 millimeter wafers to some of our semiconductor customers. We believe that our next generation optical inspection product, which has been shipped to customers on a limited basis, is in many ways technologically superior to the competitor's product. However, unless and until we are able to achieve broad market acceptance of this product and implement volume production, our sales of wafer inspection systems could be adversely affected.

     ADE Phase Shift and ADE Technologies revenue decreased 36.3% and 44.5%, respectively. Decreased sales of these segments were primarily due to excess capacity and the ongoing consolidation occurring in the data storage industry creating reduced demand for capital equipment. ADE Phase Shift also experienced decreased sales of its products to the optics and other industries. While recognition of the importance of a production metrology strategy within the data storage industry is increasing, which would create increased demand for metrology products, we remain cautious as to when capacity-driven purchases of our equipment will return.

     Revenue from sales to Japan ADE Ltd, our 50% owned affiliate and a distributor of our products, by the Semiconductor Systems Group and ADE Technologies are reflected in segment revenue during the period they are shipped by the respective segment, which can differ from the period the revenue is recognized for consolidated financial reporting purposes. Consolidated revenue on sales to Japan ADE Ltd is recognized when the related product or software is shipped to and accepted by the end user of the product or software. Consolidated revenue in fiscal 1999 was $1.2 million more than aggregate segment revenue for this period and reflects the impact of revenue that was recognized in fiscal 1999 for consolidated reporting purposes but recognized in a prior period on a segment basis.

     GROSS MARGIN. Gross margin decreased to 23.7% in fiscal 1999 from 54.5% in fiscal 1998. Semiconductor Systems Group gross margins decreased primarily due to excess manufacturing capacity and incremental increases in excess and obsolete inventory expense combined with relatively fixed costs associated with its customer service organization. ADE Phase Shift gross margins remained consistent in fiscal 1999 with fiscal 1998, while ADE Technologies gross margins decreased due to excess manufacturing capacity and significant increases in excess and obsolete inventory expense compared to that incurred in fiscal 1998. In order to increase our capacity utilization, ADE has completed relocation of ADE Technologies' Milpitas, California manufacturing operations into its

Newton, Massachusetts facility. The consolidation of the Semiconductor Systems Group manufacturing operations from Charlotte, North Carolina into Westwood, Massachusetts is expected to be completed in calendar year 1999.

     RESEARCH AND DEVELOPMENT. Research and development expense in fiscal 1999 decreased 12.9% to $24.0 million from $27.6 million in fiscal 1998 and increased as a percentage of revenue to 39.5% from 20.3%. The increase as a percentage of revenue despite the decrease in absolute expense occurred due to the 55.1% decrease in revenue in the current year. Semiconductor Systems Group expense decreased primarily due to significantly reduced consulting expense. ADE Phase Shift expense decreased primarily due to strict cost control measures implemented as a result of the adverse impact on its revenue of the data storage industry downturn. ADE Technologies expense increased due to payroll and project materials increase related to the development of next generation magnetics characterization systems for the data storage industry.

     ADE continues to develop and enhance advanced 200mm and 300mm metrology and surface inspection tools, including bridge tools that provide for the transition to 300mm, for the semiconductor industry. Increased capacity demand for advanced 200mm wafers is expected prior to adoption of the 300mm wafer standard. There is currently no significant production capacity for 300mm wafers. We are currently accelerating our 300mm development efforts in order to ensure the availability of second-generation 300mm systems to meet the current short-cycle budgeting environment in the semiconductor industry. We expect research and development expense to continue to be significant as a percentage of revenue due to these near term development efforts.

     MARKETING AND SALES. Marketing and sales expense decreased 21.5% to $12.3 million in fiscal 1999 from $15.7 million in fiscal 1998, and increased as a percentage of revenue to 20.2% from 10.1%. The decrease in expense results from decreased sales commissions expense to external sales representatives, primarily in Asia, for the Semiconductor Systems Group and ADE Technologies due to significantly reduced revenue during the period. The mix of sales channels through which our products are sold may have a significant impact on our marketing and sales expense and the results in any period may not be indicative of expense in future periods.

     GENERAL AND ADMINISTRATIVE. General and administrative expense decreased 18.6% to $11.2 million in fiscal 1999 from $13.7 million in fiscal 1998 and increased as a percentage of revenue to 18.3% from 11.5%. Expense decreased at each of our reportable segments primarily due to our aggressive cost reduction strategy implemented throughout fiscal 1999, which included strict controls over discretionary spending at each of our segments and reductions in workforce at the Semiconductor Systems Group and ADE Technologies. These decreases were partially offset by $2.2 million in non-recurring expenses associated with the restructuring discussed above.

     OTHER INCOME. Other income was $2.6 million in fiscal 1999 versus $2.3 million in fiscal 1998. Fiscal 1999 interest income of $3.2 million was partially offset by interest expense of $620,000 associated with the Industrial Development Bonds used to finance the acquisition and renovation of our corporate headquarters and Semiconductor Systems Group manufacturing facility in Westwood, Massachusetts and the headquarters and manufacturing facility of ADE Technologies in Newton, Massachusetts.

     PROVISION FOR INCOME TAXES. The effective tax rates for fiscal 1999 and 1998 were 28.5% and 24.9%, respectively. The fiscal 1999 rate differed from the federal statutory rate primarily because of a $3 million increase in the valuation allowance against deferred tax assets as of April 30, 1999, partially offset by alternative minimum tax credit carryforwards. The fiscal 1998 rate differed from the federal statutory rate primarily because of the benefits from ADE's foreign sales corporation, state income taxes and various tax credits. The fiscal 1999 rate was higher than the fiscal 1998 rate due primarily to the benefit from increased federal and state research and development tax credits primarily realized in the fourth quarter of fiscal 1998, partially offset by the impact of increase in the valuation allowance discussed above.

FISCAL YEAR ENDED APRIL 30, 1998 COMPARED TO FISCAL YEAR ENDED APRIL 30, 1997

     REVENUE. Revenue increased 22.1% to $135.7 million in fiscal 1998 from $111.1 million in fiscal 1997. The increase was primarily due to increased unit sales our products. Revenue for the Semiconductor Systems Group, ADE Phase Shift and ADE Technologies increased 16.0%, 27.8% and 16.2% from the year earlier period, respectively. The increase in unit sales resulted primarily from strong demand for capital equipment in the semiconductor and data storage industries, as well as increased throughput in each of the segment's manufacturing operations.

     Revenue from sales to Japan ADE Ltd, our 50% owned affiliate and a distributor of our products, by the Semiconductor Systems Group and ADE Technologies are reflected in segment revenue during the period they are shipped by the respective segment, which can differ from the period the revenue is recognized for consolidated financial reporting purposes. Consolidated revenue on sales to Japan ADE Ltd is recognized when the related product or software is shipped to and accepted by the end user of the product or software. Consolidated revenue for in fiscal 1998 was $197,000 more than aggregate segment revenue for this period and reflects the impact of revenue that was recognized in fiscal 1998 for consolidated reporting purposes but recognized in a prior period on a segment basis.

     GROSS MARGIN. Gross margin decreased to 54.5% in fiscal 1998 from 55.5% in fiscal 1997. The decrease was primarily due to costs associated with increased manufacturing capacity and overhead expense associated with the Semiconductor Systems Group operating in ADE's new headquarters and expanded manufacturing facility in Westwood, Massachusetts. The Semiconductor System Group also operated in expanded facilities in Charlotte, North Carolina during all of fiscal 1998 compared to only the third and fourth quarters of fiscal 1997. We also purchased and renovated our former manufacturing facility in Newton, Massachusetts during fiscal 1998, which currently serves as the headquarters of ADE Technologies. Additionally, we increased our worldwide customer service organization to support our higher levels of semiconductor system sales, with the related personnel and travel costs contributing to a lower overall gross margin. Gross margin for ADE Phase Shift remained consistent in fiscal 1998 compared to fiscal 1997.

     RESEARCH AND DEVELOPMENT. Research and development expense in fiscal 1998 increased 55.9% to $27.6 million from $17.7 million in fiscal 1997 and increased as a percentage of revenue to 20.3% from 15.9%. The continued delays in expected volume sales of 300 millimeter equipment and our belief that a second generation of 300 millimeter products will become available by the time volume purchases begin resulted in significantly increased expenditures on the Semiconductor System Group's 300 millimeter surface inspection and wafer thickness products. ADE Phase Shift increased research and development expense as it continued to expand and enhance its interferometric metrology products for the data storage, optics and other industries. ADE Technologies increased research and development expenses primarily due to increased project materials associated with development of its magnetics characterization systems for the data storage industry.

     MARKETING AND SALES. Marketing and sales expense increased 7.8% to $15.6 million in fiscal 1998 from $14.5 million in fiscal 1997, but decreased as a percentage of revenue to 11.5% from 13.0%. The increase in expenses reflected the growth of the marketing and sales organizations to support the Semiconductor Systems Group's and ADE Technologies increased sales volume, with the decrease as a percentage of revenue reflecting growth in expense at a slower rate than the overall increase in sales. ADE Phase Shift's marketing and sales expense decreased in fiscal 1998 compared to fiscal 1997, due primarily to strict cost control procedures.

     GENERAL AND ADMINISTRATIVE. General and administrative expenses increased 70.3% to $13.7 million in fiscal 1998 from $8.0 million in fiscal 1997 and increased as a percentage of revenue to 10.1% from 7.2%. Expenses increased at each of ADE's segments as we continued to develop management infrastructure to support our rapid growth. Fiscal 1998 expenses for the Semiconductor Systems Group included $1.1 million in additional bad debt reserves due to the adverse economic conditions in certain Asian countries as well as the impact of the semiconductor industry downturn on certain domestic customers.

     OTHER INCOME. Other income was $2.3 million in fiscal 1998 versus $387,000 in fiscal 1997. Fiscal 1998 interest income of $2.8 million was partially offset by interest expense of $507,000 associated with the Industrial Development Bonds used to finance the acquisition and renovation of ADE's corporate headquarters and manufacturing facility in Westwood, Massachusetts and the headquarters and primary manufacturing facility of the ADE Technologies in Newton, Massachusetts.

     PROVISION FOR INCOME TAXES. The effective tax rates for fiscal 1998 and 1997 were 24.9% and 31.7%, respectively, and differed from the federal statutory rate primarily because of benefits from the use of ADE's foreign sales corporation and state income taxes. The fiscal 1998 rate was lower than the fiscal 1997 rate due to the benefit of investment tax credits resulting from increased capital spending in fiscal 1998, and the benefit from increased federal and state research and development tax credits primarily realized in the fourth quarter of fiscal 1998.

SELECTED CONSOLIDATED QUARTERLY OPERATING RESULTS

     The following table presents consolidated statement of operations data for each of the eight quarters in the period beginning May 1, 1997 and ending April 30, 1999. This information has been derived from ADE's unaudited consolidated financial statements. The unaudited financial statements have been prepared on the same basis as the audited financial statements and include all normal recurring adjustments considered necessary to present fairly this information when read in conjunction with ADE's annual audited financial statements and related notes appearing elsewhere in this annual report. Our quarterly operating results have varied and may continue to vary significantly. Our quarterly revenue typically is derived from a relatively small number of customer orders. These customer orders may consist of multiple systems, each of which are priced between approximately $100,000 and $750,000. As a result, the timing of significant orders or a reduction in the number of systems shipped in a quarter could have a material effect on our revenue and results of operations for that quarter. The results for a particular quarter may also vary due to a number of other factors, including:

-     Economic conditions in the semiconductor and data storage industries
-     Product mix of our sales for the period
-     The sales distribution channel of our sales for the period
-     Competitive pricing pressures
- Our ability to design, introduce and manufacture new products on a cost effective and timely basis
-     Customer cancellations or rescheduled shipments
- Production difficulties or the inability to obtain critical components resulting in delayed shipments
-     Seasonal factors such as customers' capital budget approval cycles.

These factors could have a material adverse effect on our results of operations. Significant levels of our expenses are fixed in advance and based in part on our expectations as to future revenue. As a consequence, any material shortfall in revenue in a given quarter could have a material adverse effect on our earnings.

                                                                      QUARTER ENDED
                                   --------------------------------------------------------------------------------------
                                    JULY 31,  OCT. 31,   JAN. 31,   APRIL 30,  JULY 31,  OCT. 31,   JAN. 31,   APRIL 30,
                                      1997      1997       1998       1998       1998      1998       1999       1999
                                   ---------- ---------- --------- ---------- ---------- --------- ----------  ----------
                                                           (IN THOUSANDS, EXCEPT PER SHARE DATA)
STATEMENT OF OPERATIONS DATA:
   Revenue                            $34,181  $ 37,335   $ 36,269   $ 27,915    $24,028  $ 12,239   $ 12,432    $12,186
   Cost of revenue                     15,272    15,557     17,033     13,893     13,457    12,799     10,209     10,023
                                   ----------  ---------  --------   --------   --------  --------   --------    --------
   Gross profit                        18,909    21,778     19,236     14,022     10,571      (560)     2,223      2,163
                                   ----------  ---------  --------   --------   --------  --------   --------    --------
   Operating expenses:
    Research and development            5,708     6,343      7,059      8,469      6,652     6,463      5,084      5,827
    Purchased in-process
     research and development               -     6,100          -          -          -         -          -          -
    Marketing and sales                 3,812     4,625      3,283      3,918      3,122     3,240      2,707      3,211
    General and administrative          2,963     3,066      3,348      4,325      2,878     2,213      2,463      3,598
    Restructuring charges                   -         -          -          -          -         -      2,318          -
                                   ----------  ---------  --------   --------   --------  --------   --------    --------
     Total operating expenses          12,483    20,134     13,690     16,712     12,652    11,916     12,572     12,636
                                   ----------  ---------  --------   --------   --------  --------   --------    --------
   Income (loss) from operations        6,426     1,644      5,546     (2,690)    (2,081)  (12,476)   (10,349)   (10,473)
   Other income, net                      189       625        711        821        761       701        653        485
   Income (loss)  before provision
    for (benefit from) income
    taxes and equity in net earnings
    (loss) of affiliated companies      6,615     2,269      6,257     (1,869)    (1,320)  (11,775)    (9,696)    (9,988)
   Provision for (benefit from)
    income taxes                        2,342       848      2,106     (1,996)      (514)   (4,201)    (3,519)    (1,100)
                                   ----------  ---------  --------   --------   --------  --------   --------    --------
   Income (loss) before equity in net
    earnings (loss) of affiliated
    companies                           4,273     1,421      4,151        127       (806)   (7,574)    (6,177)    (8,888)
   Equity in net earnings (loss) of
    affiliated companies                   34        58        216     (1,313)        (7)     (324)      (422)      (329)
                                   ----------  ---------  --------   --------   --------  --------   --------    --------

   Net income (loss)                  $ 4,307   $ 1,479    $ 4,367   $ (1,186)    $ (813) $ (7,898)  $ (6,599)  $ (9,217)
                                   ----------  ---------  --------   --------   --------  --------   --------    --------
                                   ----------  ---------  --------   --------   --------  --------   --------    --------
   Basic earnings (loss) per share     $ 0.41    $ 0.12     $ 0.34    $ (0.09)   $ (0.06)  $ (0.61)   $ (0.51)   $ (0.71)
   Diluted earnings (loss) per share   $ 0.39    $ 0.11     $ 0.32    $ (0.09)   $ (0.06)  $ (0.61)   $ (0.51)   $ (0.71)
   Weighted average shares
    outstanding - basic                10,417    12,638     12,896     12,900     12,923    12,965     13,001     13,065
   Weighted average shares
    outstanding - diluted              11,124    13,316     13,447     12,900     12,923    12,965     13,001     13,065

                                                                      QUARTER ENDED
                                   --------------------------------------------------------------------------------------
                                    JULY 31,  OCT. 31,   JAN. 31,   APRIL 30,  JULY 31,  OCT. 31,   JAN. 31,   APRIL 30,
                                      1997      1997       1998       1998       1998      1998       1999       1999
                                   ---------- ---------- --------- ---------- ---------- --------- ----------  ----------
Percentage of Revenue:
   Revenue                         100.0%     100.0%     100.0%     100.0%     100.0%     100.0%    100.0%     100.0%
   Cost of revenue                  44.7%      41.7%      47.0%      49.8%      56.0%     105.0%     82.1%      82.3%
   Gross profit                     55.3%      58.3%      53.0%      50.2%      44.0%      -5.0%     17.9%      17.7%
   Operating expenses:
    Research and development        16.7%      17.0%      19.5%      30.3%      27.7%      52.8%     40.9%      47.8%
    Marketing and sales             11.1%      12.4%       9.1%      14.0%      13.0%      26.5%     21.8%      26.3%
    General and administrative       8.7%       8.2%       9.2%      15.5%      12.0%      18.1%     19.8%      29.5%
   Income (loss) from operations    18.8%       4.4%      15.3%      -9.6%      -8.7%    -102.0%    -83.2%     -85.9%
   Other income, net                 0.6%       1.7%       2.0%       2.9%       3.2%       5.7%      5.3%       4.0%
   Net income (loss)                12.6%       4.0%      12.0%      -4.2%      -3.4%     -64.5%    -53.1%     -75.6%

     Our quarterly operating results have varied and may continue to vary significantly due to a number of factors, including economic conditions in the semiconductor and data storage industries, the timing of shipments of orders to major customers, the mix of products sold and competitive pricing. Customers may cancel or reschedule shipments. Product shipments could be delayed by production difficulties or critical component inventory shortages. These factors could have a material adverse effect on our results of operations. As cost of revenue includes manufacturing overhead, which is relatively constant from quarter to quarter, gross margin can vary significantly from quarter to quarter due to varying levels of production and revenue. Marketing and sales expenses can vary from quarter to quarter based on a number of factors, including mix of sales channels, geographic mix and the timing of marketing events. There can be no assurance that we will be profitable in any future period.

FOURTH QUARTER ADJUSTMENTS

     At April 30, 1999, we increased our valuation allowance against deferred tax assets by $3 million, as the full value of our net operating loss carryforwards and temporary differences may not be realized. This increase was based upon weighing all evidence available to management. Recording this increase to the valuation allowance decreased our annual effective tax rate to 28.5%, compared to the estimated annual effective tax rate of 36.1% utilized during the first three quarters of fiscal 1999. Also during the fourth quarter of fiscal 1999, we increased our reserve for excess and obsolete inventory by $1.3 million for ADE Technologies and $1.0 million for the Semiconductor Systems Group.

     We recorded a $2.3 million credit to the provision for income taxes during the fourth quarter of fiscal 1998, which included a $1.8 million credit resulting from the difference between our actual effective tax rate for fiscal 1998 of 24.9% and the estimated effective tax rate of 35.0% utilized during the first three quarters of fiscal 1998. Also in the fourth quarter of 1998, we reversed accrued bonus expense of $1.3 million, which had been recorded in the first two quarters of fiscal 1998. The difference between our actual effective tax rate and the estimated effective tax rate used in the first three quarters of fiscal 1998 resulted primarily from the effect of a $1.9 million pre-tax loss for the fourth quarter of fiscal 1998, compared to pre-tax income of $15.1 million for the first three quarters of fiscal 1998. Also contributing to the difference in the estimated and actual effective tax rates were larger than anticipated federal and state research and development tax credits due in part to expenditures in the fourth quarter The reversal of the accrued bonus expense reflects our cost reduction measures initiated in the fourth quarter of fiscal 1998. Pro forma net income for the nine months ended January 31, 1998, including the reversal of the bonus accrual and utilizing the actual effective tax rate of 24.9%, is 12,673,000, compared to reported net income for the nine months ended January 31, 1998 of $10,152,000

 LIQUIDITY AND CAPITAL RESOURCES

      At April 30, 1999, we had $61.3 million in cash and cash equivalents and $90.7 million in working capital. In addition, we had $3.5 million in restricted cash used as security for a tax-exempt Industrial Development Bond issued through the Massachusetts Industrial Finance Agency in December 1997. We may substitute a letter of credit in an amount equal to approximately 105% of the outstanding principal balance as collateral for our obligations under this bond, assuming we have the ability to borrow under the credit facility described below or another facility. This substitution would allow the restricted cash balance to be used for general corporate purposes. We also have an unsecured revolving line of credit facility with a bank, with a maximum borrowing amount of $8 million or a specified percentage of accounts receivable, whichever is less. The credit facility provides us the option of borrowing at either the bank's prime rate or the bank's LIBOR rate plus 2%. The credit facility expires and any balance is due December 21, 1999. There were no borrowings outstanding under the credit facility at April 30, 1999. At April 30, 1999, we were in violation of certain financial covenants related to the credit facility, which provides the bank with the right to withhold future advances under the credit facility, to require cash deposits as security for any future advances or to offset any and all of our cash deposits with the bank against any outstanding borrowings under the credit facility. We are renegotiating the terms and conditions of the credit facility, in the event that we seek to obtain funds under the credit facility. At April 30, 1999, ADE was in violation of certain financial covenants related to a standby letter of credit used as security for a tax-exempt Industrial Development Bond issued through the Massachusetts Industrial Finance Agency in June 1996. We received a waiver of this default and have renegotiated these covenants and other terms and conditions of this letter of credit.

     Cash used in operating activities for the year ended April 30, 1999 was $7.8 million. This amount resulted from a net loss of $24.5 million, adjusted for net non-cash charges of $7.3 million and a $9.4 million net decrease in working capital accounts. Non-cash items consisted of $6.0 million of depreciation and amortization, $931,000 in non-cash restructuring charges and $1.2 million as our share of the net loss of affiliated companies, net of cash dividends received from the affiliates, partially offset by an $808,000 increase in deferred tax assets. The non-cash restructuring charge related to a $931,000 write-down of fixed assets. The increase in deferred tax assets resulted primarily from the asset write-down, increased accrued severance liabilities discussed below and net operating loss carry-forwards generated by fiscal 1999 pre-tax operating losses as of April 30, 1999. The amount of the deferred tax assets considered realizable could materially change in the near term if estimates of future taxable income change or do not materialize.

      The net decrease in working capital total of $9.4 million was comprised of decreased accounts receivable, inventories and prepaid expenses of $5.1 million, $6.6 million and $640,000 respectively, and a $3.2 million increase in accrued expenses and other current liabilities. These amounts were partially offset by decreased accounts payable and deferred income on sales to Japan ADE Ltd., our 50% owned Japanese affiliate, of $3.4 million and $720,000, respectively, and increased income tax refund receivable of $2.1 million.

       The decrease in accounts receivable resulted from the significantly decreased billings and revenue during the last three quarters of fiscal 1999 and collections of outstanding receivable balances. The decrease in inventory resulted primarily from a $6.2 million increase in our reserve for excess and obsolete inventory and $400,000 in gross inventory decreases. Some of our major semiconductor wafer maker customers have significant open floor space they had constructed in anticipation of a 300mm ramp up. Demand for equipment to fill that space could occur abruptly, and we therefore anticipate increases in our inventory balances in the near future to be able to quickly respond to customer needs. The decrease in prepaid expenses results primarily from the timing of payments. The increase in accrued liabilities and other current liabilities resulted from approximately $1.3 million in accrued employee severance and retention bonus expense related to the operations consolidation and timing differences in the receipt of vendor/supplier invoices and the accounts payable cycle.

      The decrease in accounts payable resulted primarily from decreased inventory purchases and reductions in other purchase commitments, including research and development project materials and consulting, as well as the timing of the payables cycle. The decreased deferred income on sales to affiliate resulted from decreased product shipments to Japan ADE Ltd. The increase in income tax receivable resulted from increased income tax refunds due to ADE through net operating loss carrybacks generated by fiscal 1999 pre-tax operating losses.

      Cash used in investing activities was $8.8 million, and consisted of $7.8 million for purchases of fixed assets and $1.2 million in advances to affiliated companies, partially offset by aggregate reductions of $275,000 in restricted cash and other assets. Through April 30, 1999, we have invested $4.5 million in a new manufacturing facility for ADE Phase Shift in Tucson, Arizona to provide additional manufacturing capacity as ADE Phase Shift's products and technology are integrated with our other business segments. We anticipate total costs of this facility to be $6.5 million. We also anticipate investing approximately $2 million in renovating our Westwood, Massachusetts facility to accommodate the consolidation of the Semiconductor Systems Group's surface inspection operations from Charlotte, North Carolina.

      Cash provided by financing activities was $5.2 million, which resulted primarily from $4.5 million in proceeds from an industrial development bond issued through the Industrial Development Authority of the County of Pima, Arizona and $1.1 million of aggregate proceeds from the issuance of common stock and tax benefits from the exercise of stock options. These amounts were partially offset by $435,000 in repayments of long-term debt. The industrial development bond carries an interest rate of 5.52%. Monthly principal and interest payments on this bond are approximately $31,000 through March 2009, with the remaining 50% principal balance due at that time. The proceeds were used to partially fund the construction of a new manufacturing facility for ADE Phase Shift in Tucson, Arizona. The bonds are secured with a standby letter of credit from a financial institution, which has annual fees of 1.5% of the outstanding bond balance and is secured by a mortgage on the building.

      We expect to meet our near-term working capital needs and capital expenditures primarily through our available cash and cash equivalents and the above-referenced Credit Facility assuming waiver of the existing default.

YEAR 2000

     ADE has formed a Task Force to assess the nature, extent and cost of remediation of any Year 2000 readiness issues confronting us and our suppliers, customers and other critical third parties. The project encompasses reviewing our products and internal systems, both information technology and non-information technology as well as the Year 2000 readiness of companies with which we have a material relationship, including customers, suppliers, creditors, financial organizations, utility providers and governmental agencies. This assessment has begun at each of our operating units and we have identified certain requisite corrective actions.

      PRODUCTS. We are in the process of completing Year 2000 readiness testing utilizing testing guidelines prepared by a consortium of semiconductor manufacturers. Corrective actions for noncomplying software included in our products have included formulating software patches that provide proper system operation or a combination of software patches and upgrades that provide proper system operation and the reporting of the Year 2000. These patches and upgrades have been or will be provided to customers. Additionally, we have demonstration beta systems installed at customer sites that are not currently Year 2000 ready. These systems are expected to be removed from customer sites by October 1999 and replaced with new, Year 2000 ready systems that will be purchased by the customers. We also sell software products that are bundled with or sold separately from our capital equipment products. The ability of a majority of these software products to function as a Year 2000 ready product is dependent upon the Year 2000 readiness of the user's operating system and any other software with which our products will interact. Testing and corrective actions related to Year 2000 issues in our products has been completed except for the above-mentioned demonstration units. However, notwithstanding such efforts, any failure of our products to perform, including system malfunctions due to the onset of the Year 2000, could result in claims against us, which could have a material adverse effect on our business, results of operations or financial condition.

     INFORMATION TECHNOLOGY. We have substantially completed our review of our internal software applications and have determined that all network systems and server architecture are Year 2000 ready. We utilize standard, vendor supplied software for our electronic mail, corporate communications, engineering design, manufacturing and materials purchasing/planning, accounting, desktop and database systems. We have contacted these vendors to obtain assurances that these information technology systems are or will be Year 2000 compliant. This testing will be completed by August 1999. To the extent that some older versions of these software systems may not be Year 2000 compliant and are currently being utilized by employees, we intend to upgrade such systems to achieve Year 2000 readiness. The failure of any of our information technology systems to be Year 2000 compliant could have a material adverse effect on us and no assurance can be provided that all such programs will be implemented on a timely basis.

     NON-INFORMATION TECHNOLOGY. We are aware of potential non-information technology system (building security, voice mail, telecommunications, utility and water systems, etc.) risk associated with the Year 2000 issue and are currently evaluating our potential exposure at each of our facilities. We anticipate that any necessary renovation of our non-information technology systems as well as the validation of any repairs will be substantially completed by August 1999. Formal queries to landlords, water, utility and telecommunications providers for our domestic and international locations , and other third parties with whom we have a material relationships have been sent to these suppliers to assess the systems' Year 2000 readiness.

     SUPPLIERS AND CUSTOMERS. We are in the process of inquiring of our significant suppliers and customers the status of their Year 2000 readiness through completion of a Year 2000 Readiness Supplier Questionnaire that has been developed by a consortium of semiconductor manufacturers. All such requests have been sent as of April 30, 1999 and we have received responses to approximately 90% of these inquiries. Each of the responses received has indicated the respective third party is or will be Year 2000 ready by December 31, 1999. However, we have no means of assuring that third parties will achieve Year 2000 readiness. Furthermore, there can be no assurance that IT, non-IT and other suppliers who have provided Year 2000 readiness documentation will be Year 2000 compliant or that such documentation accurately and fully reflects the Year 2000 readiness of their systems. Our assessments of the effects of Year 2000 on us are based, in part, upon information received from third parties and our reliance on that information. The failure of any such supplier's systems to be Year 2000 compliant may have a material adverse effect on our business, results of operations or financial condition.

     YEAR 2000 COSTS AND EXPENSES. We have used both internal and external resources to address Year 2000 readiness and to program, test and implement software for Year 2000 modifications. We specifically track the costs associated with Task Force meetings (including related travel expenditures), Year 2000 educational seminars, product software testing and patch development costs (consulting and internal payroll costs), network server upgrades, internal payroll costs related to the contacting of third parties to determine Year 2000 status, and postage and related costs associated with providing patches and upgrades to customers for software utilized in our products. We have not separately tracked the costs of utilizing our internal information systems personnel in addressing our Year 2000 readiness, with these costs principally relating to payroll and related benefits. Total costs for Year 2000 readiness are currently estimated to be approximately $250,000, of which approximately $156,000 have been incurred through April 30, 1999. Costs incurred to date have been, and anticipated future costs are expected to be funded through operations. As we continue to complete our Year 2000 readiness plan, actual costs may exceed the current estimate.

     CONTINGENCY PLANS. Our contingency plan with respect to the Year 2000 issue is currently being developed. We are in the process of reviewing the status of all third party suppliers. Replacement suppliers will be identified for critical suppliers who we believe will not be Year 2000 ready. We are considering contingency plans on a global basis relative to systemic failure of electricity or telecommunications beyond our control. There can be no assurance that any contingency plan measures will mitigate the impact of Year 2000 problems.

     If unforeseen Year 2000 readiness efforts are required or if the cost of any updates, modifications or replacement of our systems or products exceeds our estimates, the Year 2000 issue could result in material costs and have a material adverse effect on our business, results of operations or financial condition. There can be no assurance that we will be successful in addressing Year2000 problems as they relate to our products and internal systems. In addition, there can be no assurance that the systems of third parties with which we interact will not suffer from Year 2000 problems. Furthermore, Year 2000 problems that have been or may in the future be identified with respect to the information technology and non-information technology systems of third parties having widespread national and international interactions with persons and entities generally (for example, certain systems of governmental agencies, utilities and information and financial networks) could have a major impact on our financial condition or results of operations. The most reasonably likely worst case Year2000 scenario, is the disruption of our business operations and/or those of our customers. Another reasonably likely worst case scenario is a systemic failure beyond our control, including but not limited to prolonged electrical or telecommunications failures or general disruptions in global business activities. Risks associated with such disruptions include, but are not limited to, increased operating costs, disruption in product shipments, loss of customer orders, and claims of mismanagement, misrepresentation or breach of contract, any of which could have a material adverse effect on ADE.

NEW ACCOUNTING PRONOUNCEMENTS

         In June 1998, the FASB issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133"). This statement establishes new standards for the recognition of gains and losses on derivative instruments and provides guidance as to whether a derivative may be accounted for as a hedging instrument. SFAS No. 133 will be effective for us beginning in fiscal 2002. We currently do not utilize derivative instruments or engage in hedging activities and, therefore, the adoption of SFAS No. 133 is not expected to have a material impact on our financial position or our results of operations.


INFLATION

     To date, inflation has not had a significant impact on our operations.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

      The information required by Item 8 is contained on pages F-1 through F-23 of this report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

      Not applicable.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

      The information regarding directors required by this Item is included in the definitive Proxy Statement for the Company's 1999 Annual Meeting of Stockholders, to be filed with the Commission on or about August 16, 1999 under "Election of Directors" and is incorporated herein by reference. The information regarding executive officers required by this Item is included in Part I of this Form 10-K.

ITEM 11. EXECUTIVE COMPENSATION

      The information required by this Item is included in the 1999 Proxy Statement under "Executive Compensation" and is incorporated herein by reference (excluding, however, the "Report on Executive Compensation" and the Performance Graph contained in the 1999 Proxy Statement, which shall not be deemed incorporated herein).

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

      The information required by this Item is included in the 1999 Proxy Statement under "Security Ownership of Certain Beneficial Owners and Management" and is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      Not applicable.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

         (a)(1) Financial Statements. The Financial Statements required to be filed by Item 8 of Form 10-K, and filed herewith, are as follows:

                                                                                             Page Number in
                                                                                             this Form 10-K
                                                                                             --------------

         Report of Independent Accountants...................................................        F-1

         Consolidated Balance Sheet as of April 30, 1999 and 1998............................        F-2

         Consolidated Statement of Operations for the three years ended
         April 30, 1999......................................................................        F-3

         Consolidated Statement of Stockholders' Equity for the three
         years ended April 30, 1999..........................................................        F-4

         Consolidated Statement of Cash Flows for the three years ended
         April 30, 1999......................................................................        F-5

         Notes to Consolidated Financial Statements..........................................        F-6

         (a)(2)  Financial Statement Schedule:

         II  -  Valuation and Qualifying Accounts and Reserves
                for the three years ended April 30, 1999.....................................        S-1

      All other schedules are omitted because they are either not applicable or the required information is included in the financial statements or related notes.

(a)(3)  Exhibits.

Exhibit
Number                               Description
------    ----------------------------------------------------------------------
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

2.3 Purchase and Sale Agreement dated as of February 28, 1997 by and between ADE Corporation and Dennis E. Speliotis, individually and as Trustee of Thouria Investment Trust under a Declaration of Trust dated
          August 18, 1992, Elias Speliotis, Evanthia Speliotis and Ismene
          Speliotis (filed as Exhibit 10.20 to the Company's Form 10-K for the fiscal year ended April 30, 1997 and incorporated herein by reference).

3.1       Restated Articles of Organization (filed as Exhibit 3.1 to the
          Company's Registration Statement on Form S-1 (33-96408) or amendments thereto and incorporated herein by reference).

3.2 By-laws (filed as Exhibit 3.2 to the Company's Registration Statement on Form S-1 (33-96408) or amendments thereto and incorporated herein by reference).

4.1 Registration Rights Agreement dated as of February 28, 1997 by and between ADE Corporation and Dennis E. Speliotis, individually and as Trustee of Thouria Investment Trust under a Declaration of Trust dated
          August 18, 1992 recorded in the Middlesex South District Registry of
          Deeds at Book 22305, Page 375 (filed as Exhibit 10.21 to the Company's
          Form 10-K for the fiscal year ended April 30, 1997 and incorporated herein by reference).

4.2 Registration Rights Agreement dated as of February 27, 1997, by and among ADE Corporation and Advanced Development Corporation, David C.
          Bono and Alan Sliski (filed as Exhibit 10.19 to the Company's Form
          10-K for the fiscal year ended April 30, 1997 and incorporated herein by reference).

4.3       Registration Rights Agreement dated as of May 31, 1998 by and among
          ADE Corporation, Chris Koliopoulos and David Basila (filed as Exhibit
          4.6 to the Company's Form 8-K dated June 25, 1998 and incorporated herein by reference).

10.1 Form of Employee Confidentiality Agreement (filed as Exhibit 10.1 to the Company's Registration Statement on Form S-1 (333-96408) or amendments thereto and incorporated herein by reference).

10.2      1997 Stock Option Plan (filed as Exhibit 4.3 to the Company's
          Registration Statement on Form S-8(333-46505) or amendments thereto and incorporated herein by reference).*

10.3 Amendment to 1997 Stock Option Plan dated April 7, 1999 (filed herewith).

10.4      1995 Stock Option Plan (filed as Exhibit 10.4 to the Company's
          Registration Statement on Form S-1 (33-96408) or amendments thereto and incorporated herein by reference).*

10.5      1992 Stock Option Plan (filed as Exhibit 10.5 to the Company's
          Registration Statement on Form S-1 (33-96408) or amendments thereto and incorporated herein by reference).*

10.6 Amendment to 1992 Stock Option Plan dated April 7, 1999 (filed herewith).

10.7      1982 Stock Option Plan (filed as Exhibit 4.5 to the Company's
          Registration Statement on Form S-8 (333-2280) and incorporated herein by reference).*

10.8 Employee Stock Purchase Plan (as amended) (filed as Exhibit 10.6 to the Company's Form 10-K for the fiscal year ended April 30, 1996 and incorporated herein by reference).*

10.9 Lease of ADE Optical Systems' Charlotte, North Carolina facility, dated June 26, 1984, as assigned and renewed, between Pine Brook
          Center Limited Partnership and ADE Optical Systems Corporation (filed as


          Exhibit 10.7 to the Company's Registration Statement on Form S-1
          (33-96408) or amendments thereto and incorporated herein by reference).

10.10     Purchase and Sale Agreement for 80 Wilson Way, Westwood,
          Massachusetts, dated January 11, 1996, between Met Path New England,
          Inc., and the Company, with Schedules (filed as Exhibit 10.12 to the Company's Form 10-K for the fiscal year ended April 30, 1996 and incorporated herein by reference).

10.11     Loan Agreement dated as of June 7, 1996, among GE Capital Public
          Finance, Inc., Massachusetts Industrial Finance Agency and the Company
          (filed as Exhibit 10.9 to the Company's Form 10-K for the fiscal year ended April 30, 1996 and incorporated herein by reference).

10.12     Certificate as to Nonarbitrage and Tax Compliance, dated as of June 7,
          1996, from the Company to Massachusetts Industrial Finance Agency
          (filed as Exhibit 10.10 to the Company's Form 10-K for the fiscal year ended April 30, 1996 and incorporated herein by reference).

10.13 Letter of Credit Agreement, dated June 7, 1996, between Citizens Bank of Massachusetts and the Company (filed as Exhibit 10.11 to the Company's Form 10-K for the fiscal year ended April 30, 1996 and incorporated herein by reference).

10.14 Mortgage, Security Agreement, and Assignment, dated June 7, 1996, from the Company to Citizens Bank of Massachusetts (filed as Exhibit 10.13 to the Company's Form 10-K for the fiscal year ended April 30, 1996 and incorporated herein by reference).

10.15     Pledge Agreement, dated June 7, 1996, from the Company to Citizens
          Bank of Massachusetts (filed as Exhibit 10.14 to the Company's Form
          10-K for the fiscal year ended April 30, 1996 and incorporated herein by reference).

10.16     Oil and Hazardous Materials Indemnification Agreement, dated June 7,
          1996, between the Company and Citizens Bank of Massachusetts (filed as
          Exhibit 10.15 to the Company's Form 10-K for the fiscal year ended
          April 30, 1996 and incorporated herein by reference).

10.17     Indemnification Agreement, dated as of February 28, 1996, among
          MetPath of New England, Inc., Corning Life Sciences, Inc. and the
          Company (filed as Exhibit 10.16 to the Company's Form 10-K for the fiscal year ended April 30, 1996 and incorporated herein by reference).

10.18 Letter Agreement regarding collateral assignment of Indemnification from the Company to Citizens Bank of Massachusetts, with attachment, (filed as Exhibit 10.17 to the Company's Form 10-K for the fiscal year ended April 30, 1996 and incorporated herein by reference).

10.19     Escrow Agreement dated as of May 31, 1998 by and among ADE
          Corporation, Chris Koliopoulos, David Basila, and Norman Fenton as
          Escrow Agent (as Exhibit 10.20 to the Company's Form 10-K for the fiscal year ended April 30, 1998, and incorporated herein by reference).

10.20     Noncompetition Agreement dated as of May 31, 1998 by and between ADE
          Corporation and Chris Koliopoulos (filed as Exhibit 10.21 to the
          Company's Form 10-K for the fiscal year ended April 30, 1998, and incorporated herein by reference).

10.21     Noncompetition Agreement dated as of May 31, 1998 by and between ADE
          Corporation and David Basila



          (filed as Exhibit 10.22 to the Company's Form 10-K for the fiscal year ended April 30, 1998, and incorporated herein by reference).

10.22     Employment Agreement dated as of May 31, 1998 by and between Phase
          Shift Technology, Inc. and Chris Koliopoulos (filed as Exhibit 10.23 to the Company's Form 10-K for the fiscal year ended April 30, 1998, and incorporated herein by reference).

10.23     Employment Agreement dated as of May 31, 1998 by and between Phase
          Shift Technology, Inc. and David Basila (filed as Exhibit 10.24 to the
          Company's Form 10-K for the fiscal year ended April 30, 1998, and incorporated herein by reference).

21.1      Subsidiaries of the Company (filed as Exhibit 21.1 to the Company's
          Form 10-K for the fiscal year ended April 30, 1998 and incorporated herein by reference).

23.1      Consent of PricewaterhouseCoopers LLP (filed herewith).

24.1 Power of Attorney (filed herewith as part of the signature page hereto).

27        Financial Data Schedule (filed herewith).

--------------------------

*         Compensatory plan or agreement applicable to management and employees.

                                   SIGNATURES

         PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934, THE COMPANY HAS DULY CAUSED THIS ANNUAL REPORT ON FORM 10-K TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED.

                                   ADE CORPORATION


         July 29, 1999             By:  /s/ Robert C. Abbe
                                        ---------------------------
                                        Robert C. Abbe
                                        President and Chief Executive Officer

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

                  Signature                                      Title                               Date
                  ---------                                      -----                               ----

            /s/ Robert C. Abbe                      President, Chief Executive Officer              July 29, 1999
------------------------------------------          and Director (Principal Executive
                Robert C. Abbe                      Officer)

            /s/ Mark D. Shooman                     Vice President and                             July 29, 1999
------------------------------------------          Chief Financial Officer (Principal
                Mark D. Shooman                     Financial Officer)

            /s/ Joseph E. Rovatti                   Controller (Principal Accounting                July 29, 1999
------------------------------------------          Officer)
                Joseph E. Rovatti

            /s/ Landon T. Clay                      Chairman of the Board                           July 29, 1999
------------------------------------------
                Landon T. Clay

            /s/ Chris L. Koliopoulos                Vice President,                                 July 29, 1999
------------------------------------------          President of ADE Phase
                Chris L. Koliopoulos                Shift and Director

            /s/ Francis B. Lothrop, Jr.             Director                                        July 29, 1999
------------------------------------------
                Francis B. Lothrop, Jr.

            /s/ H. Kimball Faulkner                 Director                                        July 29, 1999
------------------------------------------
                H. Kimball Faulkner

            /s/ Kendall Wright                      Director                                        July 29, 1999
------------------------------------------
                Kendall Wright

            /s/ Harris Clay                         Director                                        July 29, 1999
------------------------------------------
                Harris Clay


                        REPORT OF INDEPENDENT ACCOUNTANTS



To the Board of Directors and Stockholders of ADE Corporation

     In our opinion, the consolidated financial statements listed in the index appearing under Item 14 (a)(1) on page 25 present fairly, in all material respects, the financial position of ADE Corporation and its subsidiaries at April 30, 1999 and 1998, and the results of their operations and their cash flows for each of the three years in the period ended April 30, 1999, in conformity with generally accepted accounting principles. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 14 (a)(2) on page 25 presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

PRICEWATERHOUSECOOPERS LLP

Boston, Massachusetts
June 24, 1999

                                 ADE CORPORATION

                           CONSOLIDATED BALANCE SHEET

                        (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                                 April 30,     April 30,
                                                                                   1999          1998
                                                                                ------------  ------------
ASSETS
Current assets:
    Cash and cash equivalents                                                      $ 61,278      $ 72,711
    Accounts receivable:
      Trade, less allowance for doubtful accounts
         of $820 and $1,805, respectively                                            10,192        15,545
       Affiliate                                                                      1,651         1,393
    Inventories                                                                      22,178        28,792
    Income tax refund receivable                                                      7,425         5,351
    Prepaid expenses and other current assets                                           582         1,222
    Deferred income taxes                                                             7,419         7,670
                                                                                ------------  ------------
          Total current assets                                                      110,725       132,684

Fixed assets, net                                                                    28,268        26,058
Deferred income taxes                                                                 2,964         1,905
Investments                                                                           3,869         3,892
Intangible assets, net                                                                3,669         4,996
Restricted cash                                                                       3,533         3,808
Other assets                                                                            402           300
                                                                                ------------  ------------
                                                                                  $ 153,430     $ 173,643
                                                                                ------------  ------------
                                                                                ------------  ------------
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
    Current portion of long-term debt                                                 $ 575         $ 434
    Accounts payable                                                                  2,256         5,694
    Accrued expenses and other current liabilities                                   15,449        12,205
    Deferred income on sale to affiliate                                              1,791         2,511
                                                                                ------------  ------------
          Total current liabilities                                                  20,071        20,844

Long-term debt                                                                       12,537         8,613

STOCKHOLDERS' EQUITY:
    Preferred stock, $1.00 par value; 1,000,000 shares authorized; none issued
       or outstanding                                                                     -             -
    Common stock, $.01 par value; 25,000,000 shares authorized; 13,276,402 and
       13,116,052 issued and outstanding at April 30, 1999 and 1998, respectively       133           131
    Capital in excess of par value                                                  100,146        99,045
    Retained earnings                                                                20,625        45,153
                                                                                ------------  ------------
                                                                                    120,904       144,329
    Deferred compensation                                                               (82)         (143)
                                                                                ------------  ------------
                                                                                    120,822       144,186
                                                                                ------------  ------------
Commitments (Note 15)                                                             $ 153,430     $ 173,643
                                                                                ------------  ------------
                                                                                ------------  ------------


     The accompanying notes are an integral part of the consolidated financial statements.

                                 ADE CORPORATION

                      CONSOLIDATED STATEMENT OF OPERATIONS

                      (IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                               Year ended April 30,
                                                       ------------------------------------
                                                          1999        1998         1997
                                                       ----------- -----------  -----------

Revenue                                                   $51,631    $117,925      $98,948
Revenue from affiliate                                      9,254      17,775       12,185
                                                       ----------- -----------  -----------

     Total revenue                                         60,885     135,700      111,133
                                                       ----------- -----------  -----------
Cost of revenue                                            42,477      54,645       44,338
Cost of revenue from affiliate                              4,012       7,110        5,076
                                                       ----------- -----------  -----------

     Total cost of revenue                                 46,489      61,755       49,414
                                                       ----------- -----------  -----------

          Gross profit                                     14,396      73,945       61,719
                                                       ----------- -----------  -----------
Operating expenses:
    Research and development                               24,026      27,580       17,689
    Purchased in-process research and development               -       6,100            -
    Marketing and sales                                    12,280      15,638       14,501
    General and administrative                             11,153      13,885        8,295
    Restructuring charges                                   2,318           -            -
    Amortization of excess of net assets
      acquired over cost                                        -        (184)        (252)
                                                       ----------- -----------  -----------

          Total operating expenses                         49,777      63,019       40,233
                                                       ----------- -----------  -----------
                                                       ----------- -----------  -----------
Income (loss) from operations                             (35,381)     10,926       21,486
Other income (expense):
     Interest income                                        3,220       2,854          810
     Interest expense                                        (620)       (507)        (423)
                                                       ----------- -----------  -----------
Income (loss) before provision for (benefit from)
   income taxes and equity in net earnings (loss) of
   affiliated companies                                   (32,781)     13,273       21,873
Provision for (benefit from) income taxes                  (9,335)      3,301        6,926
                                                       ----------- -----------  -----------
 Income (loss) before equity in net earnings (loss) of
   affiliated companies                                   (23,446)      9,972       14,947
Equity in net earnings (loss) of affiliated companies      (1,082)     (1,005)          99
                                                       ----------- -----------  -----------

Net income (loss)                                        $(24,528)    $ 8,967      $15,046
                                                       ----------- -----------  -----------
                                                       ----------- -----------  -----------

Basic earnings (loss) per share                            $(1.89)      $0.73        $1.46
Diluted earnings (loss) per share                          $(1.89)      $0.70        $1.38

Weighted average shares outstanding - basic                12,989      12,215       10,301
Weighted average shares outstanding - diluted              12,989      12,822       10,880



     The accompanying notes are an integral part of the consolidated financial statements.

                                 ADE CORPORATION

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

                        (IN THOUSANDS, EXCEPT SHARE DATA)




                                                   Common Stock
                                            ------------------------  Capital in                                       Total
                                              Number       Par         excess of     Retained         Deferred      stockholders'
                                            of shares     value         of par       earnings       compensation       equity
                                            ------------ ----------- ------------- -------------   ---------------- --------------


Balance at April 30, 1996                    10,439,716       $ 104       $ 27,085      $ 21,032            $ (259)      $ 47,962

Exercise of common stock options                154,400           2            660                                            662
Sale of common stock pursuant to the
  Employee Stock Purchase Plan                   10,044          --            102                                            102
Amortization of deferred compensation                                                                           55             55
Tax benefit related to exercise of common
   stock options                                                               794                                            794
Net income                                                                                15,046                           15,046
Net income of Digital Measurement
  Systems, Inc. for the one month ended
  April 30, 1997 (Note 3)                                                                    108                              108
                                            ------------ ----------- ------------- -------------   ---------------- --------------
Balance at April 30, 1997                    10,604,160         106         28,641        36,186              (204)        64,729

Sale of  common stock in connection with
  public offering in August 1997, net
  of issuance costs of $4,320                 2,300,000          23         67,820                                         67,843
Exercise of common stock options                183,896           2            834                                            836
Sale of common stock pursuant to the
  Employee Stock Purchase Plan                   27,279          --            452                                            452
Common stock issued in lieu of
  Board of Directors fees                           717          --             12                                             12
Amortization of deferred compensation                                                                           61             61
Tax benefit related to exercise of common
   stock options                                                             1,286                                          1,286
Net income                                                                                 8,967                            8,967
                                            ------------ ----------- ------------- -------------   ---------------- --------------
Balance at April 30, 1998                    13,116,052         131         99,045        45,153              (143)       144,186

Exercise of common stock options                106,820           2            517                                            519
Sale of common stock pursuant to the
  Employee Stock Purchase Plan                   53,530          --            469                                            469
Amortization of deferred compensation                                                                           61             61
Tax benefit related to exercise of common
   stock options                                                               115                                            115
Net loss                                                                                 (24,528)                         (24,528)
                                            ------------ ----------- ------------- -------------   ---------------- --------------
Balance at April 30, 1999                    13,276,402       $ 133      $ 100,146      $ 20,625             $ (82)     $ 120,822
                                            ------------ ----------- ------------- -------------   ---------------- --------------
                                            ------------ ----------- ------------- -------------   ---------------- --------------


     The accompanying notes are an integral part of the consolidated financial statements.

                                 ADE CORPORATION

                      CONSOLIDATED STATEMENT OF CASH FLOWS
                INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS

                                 (IN THOUSANDS)


                                                                                         Year ended April 30,
                                                                            -------------------------------------------
                                                                                  1999           1998            1997
                                                                            ------------     ----------     -----------
CASH FLOWS PROVIDED BY (USED IN) OPERATING ACTIVITIES:
    Net income (loss)                                                          $(24,528)      $  8,967       $ 15,046
    Adjustments to reconcile net income (loss) to
        net cash provided by (used in) operating
        activities:
            Depreciation and amortization                                         5,945          3,436          1,667
            In-process research and development from business acquisition          --            6,100           --
            Non-cash portion of restructuring charge                                931           --             --
            Equity in net (earnings) loss of affiliated companies,
              net of dividends received                                           1,192          1,060            (99)
            Deferred income taxes                                                  (808)        (3,702)        (2,472)
            Shares issued in lieu of directors' fees                               --               12           --
            Amortization of deferred compensation                                    61             61             55
            Changes in assets and liabilities, net of acquisition:
                Accounts receivable, trade                                        5,353          5,495         (3,847)
                Accounts receivable, affiliate                                     (258)          (310)        (1,083)
                Inventories                                                       6,614         (5,923)        (8,546)
                Income tax refund receivable                                     (2,074)        (4,954)          --
                Prepaid expenses and other current assets                           640         (1,189)           (87)
                Accounts payable                                                 (3,438)          (232)           919
                Accrued expenses and other current liabilities                    3,244         (3,171)         4,582
                Deferred income on sales to affiliate                              (720)          (150)         2,661
                                                                               --------       --------       --------
                    Net cash provided by (used in) operating activities          (7,846)         5,500          8,796
                                                                               --------       --------       --------

CASH FLOWS PROVIDED BY (USED IN) INVESTING ACTIVITIES:
    Purchases of fixed assets                                                    (7,759)       (13,075)       (10,418)
    Change in restricted cash                                                       275         (3,808)          --
    Equity investments and advances                                              (1,169)        (1,790)        (3,050)
    Acquisition of business for cash                                               --          (10,048)          --
    Increase in other assets                                                       (102)           (27)        (1,578)
                                                                               --------       --------       --------
                    Net cash used in investing activities                        (8,755)       (28,748)       (15,046)
                                                                               --------       --------       --------
CASH FLOWS PROVIDED BY (USED IN) FINANCING ACTIVITIES:
    Repayment of long-term debt                                                    (435)          (943)          (231)
    Repayment of note payable to related party                                     --             --             (577)
    Proceeds from issuance of long-term debt                                      4,500          4,000          5,500
    Proceeds from issuance of common stock, net of issuance costs                   988         69,131            764
    Tax benefit related to the exercise of common stock options                     115          1,286            794
                                                                               --------       --------       --------
                    Net cash provided by financing activities                     5,168         73,474          6,250
                                                                               --------       --------       --------
Adjustment for DMS activity for the one month ended
   April 30, 1997 (Note 3)                                                         --             --              (10)
                                                                               --------       --------       --------

Net increase (decrease) in cash and cash equivalents                            (11,433)        50,226            (10)
Cash and cash equivalents, beginning of year                                     72,711         22,485         22,495
                                                                               --------       --------       --------
Cash and cash equivalents, end of year                                         $ 61,278       $ 72,711       $ 22,485
                                                                               --------       --------       --------
                                                                               --------       --------       --------


         See supplemental disclosures of cash flow information (Note 16)


     The accompanying notes are an integral part of the consolidated financial statements.

                                 ADE CORPORATION
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS


1. NATURE OF BUSINESS

     ADE Corporation (the "Company") designs, manufactures, markets and services highly precise, automated measurement, defect detection and handling equipment with current applications in the production of semiconductor wafers, integrated circuits, data storage and optics industries. The predominant markets for the Company consist of semiconductor wafer and device manufacturing concerns as well as data storage device and disk drive manufacturers located in the United States, Japan, Europe and the Far East.

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

   REVENUE RECOGNITION

     Revenue from product sales is recorded upon shipment, provided collection of the related receivable is probable. We accrue for anticipated warranty costs upon shipment. Service revenue is recognized as the services are performed, provided collection of the related receivable is probable. Service contract revenue is recognized ratably over the contractual periods the services are provided. We do not provide the right to return products. Revenue from software licenses is recognized when an agreement has been executed, software has been delivered, fees are fixed and determinable and collection of the related receivable is probable. Revenue from software consulting services provided on a time and reimbursable expense basis is recognized as the services are provided.

   CASH AND CASH EQUIVALENTS

     The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. The Company invests its excess cash in money market accounts. These investments are subject to minimal credit and market risks. At April 30, 1999 and 1998, the Company has classified its cash equivalent investments totaling $51,914,000 and $67,587,000, respectively, as available for sale. The carrying amount of these investments approximates fair market value.

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

                                 ADE CORPORATION
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

INTANGIBLE ASSETS

     Intangible assets consist of capitalized license fees for software included in the Company's products as well as the estimated fair value of certain assets obtained through the acquisition of the Semiconductor Solutions Division of LPA Software, Inc.("SSD") (Note 3). Goodwill and assembled workforce acquired in connection with the acquisition of SSD are amortized on a straight-line basis over ten and six years, respectively. Capitalized software is amortized at the greater of 1) the ratio that current gross revenue for the related products bear to the total current and anticipated future gross revenue for those products or
2) on a straightline basis over its estimated useful life.

   CONCENTRATIONS

     CREDIT RISK

     Financial instruments which potentially expose the Company to concentration of credit risk include cash, cash equivalents and trade accounts receivable. A significant amount of the Company's cash and cash equivalents are held by three financial institutions. Accounts at each institution are insured by the Federal Deposit Insurance Corporation up to $100,000. Uninsured cash balances totaled approximately $8,437,000 and $4,087,000 at April 30, 1999 and 1998,
respectively. The Company does not believe that such deposits are subject to any unusual credit risk associated with operating its business.

     The Company's customer base primarily consists of semiconductor wafer, semiconductor device and data storage manufacturers. Accounts receivable from two customers accounted for approximately 32% and 33% of total accounts receivable at April 30, 1999 and 1998, respectively. The Company performs ongoing credit evaluations of customers' financial condition and has used letters of credit from financial institutions to secure payments, although it generally does not require collateral. The Company maintains reserves for potential credit losses.

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

   STOCK-BASED COMPENSATION

     Stock-based compensation awards to employees under the Company's stock plans are accounted for using the intrinsic value method prescribed in Accounting Principles Board Opinion ("APB") No. 25, "Accounting for Stock Issued to Employees" and related interpretations. The Company has adopted the disclosure requirements of Statement of Financial Accounting Standards No. 123, ("SFAS No.123") "Accounting for Stock-Based Compensation."

                                 ADE CORPORATION
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS


2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)


   EARNINGS (LOSS) PER SHARE

     Earnings (loss) per share are presented in accordance with Statement of Financial Accounting Standards No. 128, "Earnings Per Share" ("SFAS 128"), which requires the presentation of "basic" earnings per share and "diluted" earnings per share. Basic earnings (loss) per share is computed by dividing net income (loss) available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings (loss) per share is computed using the weighted average number of common shares outstanding and gives effect to all dilutive potential common shares outstanding during the period. Potential common shares include shares issuable upon the assumed exercise of dilutive stock options and shares issued in the PST merger held in escrow. For the year ended April 30, 1999, 233,582 common shares issuable upon the exercise of stock options and 200,000 shares issued in the PST merger held in escrow are antidilutive because the Company recorded a net loss for the year and, therefore, have been excluded from the diluted earnings (loss) per share computation.

     The following is a reconciliation of the shares used in calculating basic and diluted earnings (loss) per share:


                                                                         (IN THOUANDS)
                                                                      YEAR ENDED APRIL 30,
                                                                ---------------------------------
                                                                   1999       1998       1997
                                                                ----------- ---------- ----------
Shares used in computation:
    a.  Weighted average common stock outstanding
          used in computation of basic earnings (loss) per share    12,989     12,215     10,301
    b.  Dilutive effect of stock options and warrants                    -        407        379
    c.  Dilutive effect of shares held in escrow                         -        200        200
                                                                ----------- ---------- ----------
    d.  Shares used in computation of diluted earnings
          (loss) per share                                          12,989     12,822     10,880
                                                                ----------- ---------- ----------
                                                                ----------- ---------- ----------

USE OF ESTIMATES

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingencies at April 30, 1999 and 1998, and the reported amounts of revenue and expenses during the three year period ended April 30, 1999. Areas particularly subject to estimation include the allowance for doubtful accounts, the reserve for potential excess and obsolete inventory, the carrying value of the Company's intangible assets and the valuation allowance on deferred tax assets. Actual results could differ from those estimates.

    RECLASSIFICATIONS

     Certain amounts in the 1998 and 1997 financial statements have been reclassified to conform with the 1999 presentation.

   NEW ACCOUNTING PRONOUNCEMENTS

     In June 1998, the FASB issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133"). This statement establishes new standards for the recognition of gains and losses on derivative instruments and provides guidance as to whether a derivative may be accounted for as a hedging instrument. SFAS No. 133 will be effective for the Company beginning in fiscal 2002. The Company currently does not utilize derivative instruments or engage in hedging activities and, therefore, the adoption of SFAS No. 133 is not expected to have a material impact on the Company's financial position or its results of operations.

                                 ADE CORPORATION
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS


3. BUSINESS ACQUISITIONS

      On June 11, 1998, the Company merged with Phase Shift Technology, Inc. ("PST"), an Arizona corporation. PST designs, manufactures and markets a broad line of high-performance, non-contact surface metrology equipment using advanced optical interoferometric technology. Each outstanding share of PST common stock was exchanged for two shares of the Company's common stock. A total of 2,000,000 shares of the Company's common stock were issued in this transaction. This transaction has been accounted for as a pooling-of-interests. Accordingly, all prior period financial statements have been restated to reflect the inclusion of PST's operations. There were no material transactions between the Company and PST prior to the PST Agreement. No material adjustments to net assets or the results of operations were necessary to conform the accounting practices of PST to those of the Company.

     Separate results of operations for the periods prior to the merger for PST and the Company were as follows:


                       (IN THOUSANDS, EXCEPT PER SHARE DATA)
                               YEAR ENDED APRIL 30,
                                 1998          1997
Revenue:
      ADE Corporation           $123,265     $ 101,403
      PST                         12,435         9,730
                             ------------  ------------

      Combined                  $135,700     $ 111,133
                             ------------  ------------
                             ------------  ------------
Net income:
      ADE Corporation            $ 6,647      $ 13,165
      PST                          2,320         1,881
                             ------------  ------------

      Combined                   $ 8,967      $ 15,046
                             ------------  ------------
                             ------------  ------------



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

      The SSD acquisition has been accounted for under the purchase method. Accordingly, the results of operations of SSD and the estimated fair market values of the acquired assets and assumed liabilities have been included in the Company's financial statements as of the date of the acquisition. Unaudited pro forma results of operations presenting the acquisition as though it had been made at the beginning of fiscal 1998 and fiscal 1997, including the write-off of purchased in-process research and development, amortization of acquired intangible assets and elimination of intercompany transactions, are as follows:

                             (IN THOUSANDS, EXCEPT
                                PER SHARE DATA)
                              YEAR ENDED APRIL 30,
                               1998         1997
                            ------------ -----------
Revenue                        $136,293   $ 113,333
Net income                      $ 8,226     $ 9,928
Basic earnings per share         $ 0.67      $ 0.96
Diluted earnings per share       $ 0.64      $ 0.91

                                 ADE CORPORATION
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

3. BUSINESS ACQUISITIONS (CONTINUED)

The purchase price has been allocated to the acquired assets and assumed liabilities as follows:

                                     (IN THOUSANDS)
                                     ----------------
Property and equipment                         $ 354
In-process research and development            6,100
Acquired software                              1,100
Assembled workforce                              450
Goodwill                                       2,403
Current liabilities                             (359)
                                     ----------------
                                            $ 10,048
                                     ----------------
                                     ----------------



      The amount allocated to in-process research and development was determined by an independent appraiser and represented technology which had not reached technological feasibility and had no alternative future use. Accordingly, this amount of $6,100,000 was charged to operations at the acquisition date. There have not been any released products derived from the purchased in-process research and development as of April 30, 1999. The $2,403,000 allocated to goodwill and $450,000 allocated to assembled workforce are being amortized on a straight line basis over their estimated useful lives of ten and six years, respectively. Accumulated amortization for the goodwill at April 30, 1999 and 1998 was $383,000 and $143,000, respectively. Accumulated amortization for the assembled workforce at April 30, 1999 and 1998 was $122,000 and $47,000, respectively. The $1,100,000 allocated to acquired software is being amortized at the greater of 1) the ratio that current gross revenue for the related products bear to the total current and anticipated future gross revenue for those products or 2) on a straight line basis over its estimated useful life of 2 years. This capitalized software had accumulated amortization at April 30, 1999 and 1998 of $984,000 and $267,000, respectively.

     On February 28, 1997, the Company acquired Digital Measurement Systems, Inc. ("DMS"), a Massachusetts corporation, and a building which was integral to the operations of DMS and which was controlled by a significant stockholder of DMS. DMS designs, manufactures, markets and services magnetic measurement systems with current applications in the production of data storage devices. Each outstanding share of DMS capital stock was converted into 759.73 shares of the Company's common stock. Immediately prior to the acquisition, there were 1,000 shares of DMS Class A common stock and 53 shares of DMS Class B common stock outstanding. The Company also issued 21,000 shares in connection with the acquisition of the building. In total, 821,000 shares of the Company's common stock were issued in this transaction. This transaction has been accounted for as a pooling-of-interests and, therefore, all prior period financial statements presented have been restated to reflect the inclusion of DMS operations.

     DMS had a March 31 year end and, accordingly, the results of operations for DMS for the year ended March 31, 1997 have been combined with the results of operations for the Company's years ended April 30, 1997. In order to conform DMS to the Company's fiscal year end, the financial position of DMS and the Company have been combined as of April 30, 1997. Accordingly, an adjustment has been made to retained earnings in fiscal 1997 to record the net income of DMS for the one month period ended April 30, 1997 totaling $108,000. Other results of operations for such one month period of DMS included revenue of $684,000 and operating costs and expenses of $527,000.

     There were no material transactions between the Company and DMS during any of the periods presented prior to the DMS Agreement. No material adjustments to net assets or the results of operations were necessary to conform the accounting practices of DMS to those of the Company.

                                 ADE CORPORATION
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

4. INVESTMENTS

     Investments in companies in which the Company has a majority voting interest but does not have control due to significant minority stockholder rights and investments in 50% or less owned companies over which the Company has the ability to exercise significant influence are accounted for using the equity method. Investments carried on the equity method consist of Japan ADE Ltd. ("JAL"), a Japanese corporation, and Microspec Technologies Ltd.
("Microspec"), an Israeli corporation.

     In July 1996, the Company acquired 1,410 shares of JAL for $1,300,000 which increased the Company's investment in JAL from 3% to 50%. JAL has been the exclusive distributor of ADE dimensional products in Japan since 1986. In connection with this investment, JAL and the Company also agreed to reduce the discount provided on sales to JAL. Sales to JAL which have not in turn been sold to unrelated third parties at April 30, 1999, 1998 and 1997 have been eliminated, and the related profit on such sales is recorded as deferred income on sales to affiliate.

     In July 1996, the Company acquired a 25.1% interest in Microspec for $1,250,000. In connection with this investment, the Company also executed an exclusive five-year agreement to distribute Microspec products, subject to certain performance criteria. In April 1998, the Company acquired an additional 37.5% of Microspec, bringing the Company's total investment to 62.6%, by purchasing shares owned by one of the two other stockholders for $1,500,000. Accordingly, the Company has allocated the cost of its additional investment to its proportional share of the estimated fair values of the assets and liabilities of Microspec at the date of acquisition. In-process research and development, which represented technology that had not reached technological feasibility and had no alternative future use, was valued at $1,664,000. This amount was recorded in the equity in net earnings (loss) of affiliated companies in the statement of operations. During fiscal 1999, the Company advanced $1.2 million in short term notes receivable to Microspec. On May 1, 1999, $1,000,000 of these advances converted into additional shares of Microspec's common stock, increasing the Company's ownership to 67.5%. The Company has allocated the cost of its additional investment to its proportional share of the estimated fair values of the assets and liabilities of Microspec at the date of acquisition. The Company continues to account for this investment under the equity method of accounting due to certain significant contractual minority rights of the remaining stockholder. There were no material purchases from or sales to Microspec during fiscal 1999, 1998 or 1997.

     The financial positions and results of operations of JAL and Microspec were not significant, individually or in the aggregate, compared to those of the Company as of and for the year ended April 30, 1999. The summarized unaudited financial information below for fiscal years 1998 and 1997 represents an aggregation of the Company's nonsubsidiary affiliates:

                                                          (IN THOUSANDS)
                                                       YEAR ENDED APRIL 30,
                                                       --------------------
                                                         1998       1997
                                                       ---------  ---------
                         Revenue                        $37,856    $26,933
                         Gross Profit                    12,852      9,820
                         Net income                       1,791        419

                                                             APRIL 30,
                                                       --------------------
                                                         1998       1997
                                                       ---------  ---------
                         Current assets                 $27,378    $16,664
                         Noncurrent assets                 1,981      1,381
                         Current liabilities             24,160     14,382
                         Noncurrent liabilities             723        418


     The Company's share of undistributed earnings of one affiliated company was $1,744,000 at April 30, 1999 and the Company's share of the losses of the other affiliated company included in consolidated retained earnings was $(1,126,000) at April 30, 1999. The Company received $109,000 in dividends from JAL during fiscal year 1999. At April 30, 1999, the Company's investment exceeds the underlying net assets of affiliated companies by $750,000. This excess is being amortized by decreasing the equity in net earnings of affiliated companies using the straight-

                                 ADE CORPORATION
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

4. INVESTMENTS (CONTINUED)

line method over five years. Related amortization expense of $363,000, $363,000 and $273,000 was recorded in fiscal 1999, 1998 and 1997, respectively.

     The Company also has a less than 20% investment in a company in the amount of $500,000 that is accounted for using the cost method. The Company has paid $1,500,000 to license technology for use in its products from this investee company. This license fee has been capitalized and will be amortized upon the sale of the equipment at the greater of 1) the ratio that current gross revenue for the related products bear to the total current and anticipated future gross revenue for those products or 2) on a straight line basis over its estimated useful life of 5 years. Related amortization expense of $300,000 was recognized in fiscal 1999. This capitalized license technology had accumulated amortization of $300,000 at April 30, 1999.

5. RESTRUCTURING CHARGES

     In January 1999, the Company implemented a restructuring of operations plan designed to better align the Company's cost structure with its reduced revenue resulting from the decline in capital equipment expenditures in the semiconductor and data storage industries. The plan includes workforce reductions as well as the consolidation of manufacturing and other operational facilities. The Company recorded restructuring charges of $2,318,000 for the year ended April 30, 1999, comprised of the following: severance charges of $1,202,000 related to the termination of 71 employees in general and administrative, marketing and sales, manufacturing, and engineering functions; $185,000 in lease termination penalties and $931,000 in non-cash fixed asset impairments related to furniture, fixtures and building improvements on the terminated leased facilities. The fair value of the impaired assets was determined as their estimated salvage value at the time of their eventual disposition increased by their estimated utility during their related service period through disposition. The Company anticipates these impaired assets will be removed from service in December 1999. As of April 30, 1999, the Company has made lease termination payments of $185,000. The full amount of severance costs remained in accrued expenses as of April 30, 1999 and is expected to be paid out through December 1999, when substantially all of the consolidation efforts are expected to be complete. Restructuring charge activity during fiscal 1999 and the related accrual as of April 30, 1999 is as follows:

Balance at May 1, 1998                     $    --
Restructuring provision                      2,318
Non-cash fixed asset impairments              (931)
Lease termination payments                    (185)
                                       ------------
Balance at April 30, 1999                  $ 1,202
                                       ------------
                                       ------------



6. INVENTORIES

     Inventories consist of the following:

                                            (IN THOUSANDS)
                                               APRIL 30,
                                      ----------------------------
                                             1999          1998
                                      --------------- ------------
Raw materials and purchased parts             13,190       15,817
Work-in-process                                8,211       11,053
Finished goods                                   777        1,922
                                      --------------- ------------
                                              22,178       28,792
                                      --------------- ------------
                                      --------------- ------------

                                 ADE CORPORATION
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

7. FIXED ASSETS

     Fixed assets consist of the following:

                                            (IN THOUSANDS)
                                ----------------------------------------
                                                      APRIL 30,
                                 USEFUL LIFE  --------------------------
                                  IN YEARS        1999          1998
                                --------------------------  ------------
Land                                                2,722         2,722
Building and improvements              15-25       13,198        12,787
Machinery and equipment                 3-10       13,997        12,857
Office equipment                        3-10        5,329         4,639
Leasehold improvements                     5        1,569         1,530
Construction-in-progress                            4,998           329
                                              ------------  ------------
                                                   41,813        34,864
Less accumulated depreciation                      13,545         8,806
                                              ------------  ------------
                                                   28,268        26,058
                                              ------------  ------------
                                              ------------  ------------

     Depreciation expense for the years ended April 30, 1999, 1998 and 1997 was $4,618,000, $3,148,000 and $1,968,000, respectively.

8. ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

     Accrued expenses and other current liabilities consist of the following:

                                                        (IN THOUSANDS)
                                                           APRIL 30,
                                                     ----------------------
                                                     ----------- ----------
                                                        1999       1998
                                                     ----------- ----------
Accrued salaries, wages, vacation pay and bonuses         1,901      2,471
Accrued commissions                                       1,305      1,392
Accrued warranty costs                                    1,340      2,306
Accrued severance                                         1,246          -
Deferred revenue                                          6,070      2,649
Other                                                     3,587      3,387
                                                     ----------- ----------
                                                         15,449     12,205
                                                     ----------- ----------
                                                     ----------- ----------

9.  BORROWINGS

   NOTE PAYABLE TO RELATED PARTY

       During the year ended April 30, 1997, DMS repaid a $577,000 note payable due to a company affiliated with a principal stockholder of DMS, which bore interest at an annual rate of 15%. Interest expense for the year ended April 30, 1997 was $87,000.

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

                                 ADE CORPORATION
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

9.  BORROWINGS (CONTINUED)

     In April 1999, the Company issued a tax exempt Industrial Development Bond through the Industrial Development Authority of the County of Pima, Arizona. The Company also issued tax exempt Industrial Development Bonds through the Massachusetts Industrial Finance Agency in December 1997 and June 1996. The face values of the April 1999 bond (the "1999 bond"), the December 1997 bond (the "1997 bond") and the June 1996 bond (the "1996 bond") were $4,500,000,
$4,000,000 and $5,500,000, respectively. The 1999 bond, 1997 bond and the 1996 bond bear interest at a rate of 5.52%, 5.79% and 5.74%, respectively, and provide for 50% of the principal to be paid over ten years from the dates of issuance with the remaining 50% due in March 2009, December 2007 and June 2006, respectively. Monthly payments of principal and accrued interest for the 1999 bond are approximately $31,000. Monthly payments of principal and accrued interest for the 1997 bond commence at approximately $36,000 and decrease to approximately $27,000 over the ten-year payment period. Monthly payments of principal and accrued interest for the 1996 bond are approximately $43,000. The proceeds of the 1999 bond were used to fund the construction of a new manufacturing facility in Tucson, Arizona. The Company secured the issuance of this bond with a standby letter of credit from a financial institution. The standby letter of credit, bearing a fee of 1.5% of the outstanding bond balance, is secured by a mortgage on the building and land. Under the terms of the letter of credit, the Company is required to comply with certain financial covenants. The proceeds of the 1997 bond were used to fund the acquisition and renovation of a manufacturing facility. The Company secured the issuance of this bond with cash, which is classified as restricted cash on the April 30, 1998 balance sheet. The proceeds of the June 1996 bond were used to fund the acquisition and renovation of the manufacturing facility in the Company's headquarters site. The Company secured the issuance of this bond with a standby letter of credit from a financial institution. The standby letter of credit, bearing a fee of 1.25% of the outstanding bond balance, is secured by a mortgage on the building and land. At April 30, 1999, the Company was in violation of certain financial covenants related to the letter of credit agreement. The Company obtained a waiver of this default as of April 30, 1999. Future maturities of these bonds are as follows:

YEAR ENDING APRIL 30,                  (IN THOUSANDS)
2000                                          $    575
2001                                               600
2002                                               621
2003                                               646
2004                                               663
Thereafter                                      10,007
                                       ----------------
                                              $ 13,112
                                       ----------------
                                       ----------------


     In December 1997, the Company entered into an unsecured revolving line of credit facility (the "Credit Facility") with a bank, with a maximum borrowing amount of $8,000,000 which is limited by certain receivables. The Credit Facility provides the Company the option of borrowing at either the bank's prime rate or the bank's LIBOR rate plus 2%. The Credit Facility expires and all outstanding amounts thereunder are due December 21, 1999. Interest on outstanding borrowings is payable monthly in arrears. Under the credit facility, the Company is obligated to comply with certain financial covenants. At April 30, 1999, the Company was in default of certain of these covenants. There were no borrowings outstanding under the Credit Facility at April 30, 1999.

10. EMPLOYEE COMPENSATION PLANS

     In April 1992, the Company adopted the 1992 Stock Option Plan (the "1992 Plan"). The 1992 Plan provides for the issuance to employees of options to purchase 479,000 shares of common stock plus any expired or canceled options granted pursuant to the Company's expired 1982 Stock Option Plan. In August 1995, the Company adopted the 1995 Stock Option Plan (the "1995 Plan"). The 1995 Plan provides for the issuance to employees of stock options or stock awards to purchase 400,000 shares of common stock. In October 1997, the Company adopted the 1997 Employee Stock Option Plan (the "1997 Plan"). The 1997 Plan provides for the issuance to

                                 ADE CORPORATION
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS


10. EMPLOYEE COMPENSATION PLANS (CONTINUED)

employees of stock options or stock awards to purchase 500,000 shares plus the number of shares reserved under the 1995 Plan that have not been issued or have been issued and subsequently cancelled. At April 30, 1999, 331,040 shares were available for future grants under the Company's stock option plans. Options are granted under the 1992, 1995 and 1997 Plans as either incentive stock options or non-qualified stock options and at exercise prices not less than the fair value of the stock on the date of grant or less than 110% of the fair value in the case of optionees holding more than 10% of the total combined voting power of all classes of stock of the Company. The terms of the options generally may not exceed ten years or five years in the case of optionees holding more than 10% of the total combined voting power of all classes of stock of the Company. The options are exercisable over periods determined by the compensation committee of the board of directors, generally at the rate of 20% per year, on a cumulative basis, beginning with the first anniversary of the date of grant.

     In October 1996, the Board of Directors adopted the Employee Stock Purchase Plan (the "Purchase Plan") effective as of October 1, 1996. The Purchase Plan provides full-time employees, nearly all of whom are eligible to participate, the opportunity to purchase common shares, on a quarterly basis, at 85% of the fair market value of the shares on either the first or last day of the applicable quarter, whichever is lower. The term of the Purchase Plan is for five years, and the Company has authorized 1,000,000 shares of the Company's common stock for issuance under the Purchase Plan. Under the Purchase Plan, the Company sold 53,530, 27,279 and 10,044 shares to employees in fiscal years 1999, 1998 and 1997, respectively.

      In September 1998, the Compensation Committee of the Board of Directors of the Company granted employees with outstanding stock options the opportunity to cancel their existing options and receive new options on a one for one basis with a new five year vesting schedule commencing on the new date of grant. On October 2, 1998, 298,850 options with exercise prices between $12.94 and $41.25 per share and an average exercise price of $17.72 per share were cancelled and 298,850 new options were granted with an exercise price of $8.66 per share, the fair market value of the Company's common stock on October 2, 1998. No executive officer of the Company participated in the stock option repricing.

     The Company applies APB No. 25 and related interpretations in accounting for stock-based compensation. The Company has recognized $61,000, $61,000 and $55,000 as compensation expense in fiscal years 1999, 1998 and 1997, respectively, for stock-based compensation. Had compensation cost for the stock-based compensation been determined based on the fair value at the grant dates of awards consistent with the provisions of SFAS No. 123, the Company's net income (loss) and earnings (loss) per share would have been reduced to the pro forma amounts as follows:


                                         (IN THOUSANDS, EXCEPT
                                            PER SHARE DATA)
                                          YEAR ENDED APRIL 30,
                                   -----------------------------------
                                   -----------  ---------- -----------
                                      1999        1998        1997
                                   -----------  ---------- -----------
Net income (loss):
     As reported                     $(24,528)     $8,967    $ 15,046
     Pro forma                        (25,625)      8,102      14,721
Basic earnings (loss) per share:
     As reported                     $ (1.89)      $ 0.73    $   1.46
     Pro forma                       $ (1.97)      $ 0.66    $   1.43
Diluted earnings (loss) per share:
     As reported                     $ (1.89)      $ 0.70    $   1.38
     Pro forma                       $ (1.97)      $ 0.63    $   1.35

                                 ADE CORPORATION
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

10. EMPLOYEE COMPENSATION PLANS (CONTINUED)

     The fair value of each option and purchase right grant was estimated on the grant date using the Black-Scholes option-pricing model with the following weighted average assumptions for fiscal years 1999, 1998 and 1997: no dividend yield; risk free interest rates of 5.2%, 5.7% and 6.4%, respectively; expected option terms of 7 years, 6 years and 6 years, respectively, and expected purchase right terms of three months; volatility of 70% for options and purchase rights granted in fiscal 1999, 60% for options and purchase rights granted in fiscal year 1998 and 50% for options and purchase rights granted in fiscal 1997. The weighted average fair value per option for options granted with option exercise prices equal to the fair value of the underlying common stock in fiscal years 1999, 1998 and 1997 was $7.19, $14.49 and $7.25, respectively. The weighted average fair value per option for options granted with exercise prices above the fair value of the underlying common stock in fiscal 1998 was $10.48. The weighted average fair value per purchase right for purchase rights granted in fiscal years 1999, 1998 and 1997 was $3.48, $7.08 and $2.82, respectively.

     Because options vest over several years and additional option and purchase right grants are expected to be made in subsequent years, the pro forma impact on fiscal years 1999, 1998 and 1997 is not necessarily representative of the pro forma effects of reported net income and earnings per share for future years. Stock option activity is summarized as follows:

                                                         WEIGHTED
                                                         AVERAGE
                                             NUMBER      EXERCISE
                                           OF SHARES      PRICE
                                          ------------- -----------
Options outstanding at April 30, 1996          762,516      $ 6.02
     Granted                                   211,500       12.94
     Exercised                                (154,400)       4.24
     Canceled                                  (45,400)       8.21
                                          -------------
Options outstanding at April 30, 1997          774,216        8.14
     Granted                                   170,100       22.52
     Exercised                                (183,896)       4.54
     Canceled                                  (44,400)      12.64
                                          -------------
Options outstanding at April 30, 1998          716,020       12.20
     Granted                                   558,850       10.16
     Exercised                                (106,820)       4.84
     Canceled                                 (408,300)      17.23
                                          -------------
Options outstanding at April 30, 1999          759,750      $ 9.06
                                          -------------
                                          -------------



     The number and weighted average exercise price of options exercisable at April 30, 1999, 1998 and 1997 was 198,900 and $7.34; 198,220 and $8.04; and
199,916 and $5.40; respectively.

                                 ADE CORPORATION
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS


10. EMPLOYEE COMPENSATION PLANS (CONTINUED)

     The following table summarizes information about stock options outstanding at April 30, 1999:

                                       OPTIONS OUTSTANDING               OPTIONS EXERCISABLE
                             ---------------------------------------- ---------------------------
                                             WEIGHTED
                                             AVERAGE      WEIGHTED                    WEIGHTED
                                            REMAINING     AVERAGE                      AVERAGE
RANGE OF                        NUMBER     CONTRACTUAL    EXERCISE       NUMBER       EXERCISE
EXERCISE PRICES              OUTSTANDING   LIFE (YEARS)    PRICE      EXERCISABLE       PRICE
---------------------------  ------------- ------------- -----------  -------------  ------------
$3.25 - $5.88                     164,100           5.0       $ 4.32       131,300        $ 4.28
$8.34 - $12.50                    472,550           9.0         9.13        29,200          9.94
$13.50 - $19.32                   122,900           7.8        15.08        38,200         15.69
$41.25                                200           8.3        41.25           200         41.25
                             ------------- ------------- -----------  -------------  ------------
                                  759,750           8.0       $ 9.06       198,900        $ 7.34
                             ------------- ------------- -----------  -------------  ------------
                             ------------- ------------- -----------  -------------  ------------



11. STOCKHOLDERS' EQUITY

   RESERVED SHARES

     At April 30, 1999, the Company has reserved 1,999,937 shares of common stock for issuance upon the exercise of outstanding and available common stock options and for issuance to employees under the Purchase Plan.

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

12. SEGMENT, GEOGRAPHIC AND SIGNIFICANT CUSTOMER INFORMATION

The Company has three reportable segments: ADE Semiconductor Systems Group ("SSG"), ADE Phase Shift ("PST") and ADE Technologies ("ATI"). SSG manufactures and markets metrology and inspection systems to the semiconductor wafer and device manufacturing industries that are used to improve yield and capital productivity. PST manufactures and markets high performance, non-contact surface metrology equipment using advanced interferometric technology that provides enhanced yield management to the data storage, semiconductor and optics industries. ATI manufactures and markets high precision magnetic characterization and non-contact dimensional metrology gaging systems primarily to the data storage industry. Sales of the Company's stand-alone software products and software consulting services are included in the "other" category. The Company's reportable segments are determined based upon the nature of the products, the external customers and customer industries and the sales and distribution methods used to market the products. The Company evaluates performance based upon profit or loss from operations. The Company does not measure the assets allocated to the segments. The accounting policies of the segments are the same as those described in the summary of significant accounting policies. For the three years ended April 30, 1999, certain corporate expenses, primarily general and administrative costs, have been recorded in the Company's SSG segment, with an allocation charged to ATI at the rate of 3 percent of ATI revenue. There were no corporate allocations to PST for the three years ended April 30, 1999. Additionally, other income (loss), the provision for (benefit from) income taxes and the equity in earnings (losses) of affiliated companies are not included in segment profitability.

                                 ADE CORPORATION
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

12. SEGMENT, GEOGRAPHIC AND SIGNIFICANT CUSTOMER INFORMATION (CONTINUED)

Sales to JAL, ADE's 50% affiliate, are reflected in segment revenue during the period they are shipped by the respective segment, which can differ from the period the revenue is recognized for consolidated financial reporting purposes. For the reportable segments, intercompany sales are recorded at 60% of the domestic list price of the respective product.

                                                                         (IN THOUSANDS)
                                                       SSG         PST        ATI        OTHER       TOTAL
                                                    ----------- ---------- ----------- ---------- ------------
FOR THE YEAR ENDED APRIL 30, 1999
    Revenue from external customers                   $ 42,046    $ 7,916     $ 8,594     $1,177     $ 59,733
    Intersegment revenue                                    42          -         456        590        1,088
    Income (loss) from operations                      (29,590)     1,343      (5,107)    (2,731)     (36,085)
    Depreciation and amortization expense                4,055         16         411      1,163        5,645
    Capital expenditures                                 7,384         92          75        208        7,759
    Restructuring charges                                2,318          -           -          -        2,318

FOR THE YEAR ENDED APRIL 30, 1998
    Revenue from external customers                  $ 107,098   $ 12,435    $ 15,206      $ 764     $135,503
    Intersegment revenue                                   161          -       1,114        102        1,377
    Income (loss) from operations                       13,094      3,683       2,153     (7,861)      11,069
    Depreciation and amortization expense                2,617         23         255        541        3,436
    Capital expenditures                                12,178        540         322         35       13,075
    Purchased in-process research and development            -          -           -      6,100        6,100
                                                                                                            -
FOR THE YEAR ENDED APRIL 30, 1997
    Revenue from external customers                   $ 92,287    $ 9,730    $ 13,088        $ -     $115,105
    Intersegment revenue                                   126          -       1,222                   1,348
    Income (loss) from operations                       17,351      3,044       3,870          -       24,265
    Depreciation and amortization expense                1,584         21          62          -        1,667
    Capital expenditures                                10,094         45         279          -       10,418


     The following is a reconciliation for the above items where aggregate reportable segment amounts differ from amounts contained in the Company's consolidated financial statements.

                                                                            (IN THOUSANDS)
                                                                          YEAR ENDED APRIL 30,
                                                                 1999            1998           1997
                                                               ---------       ---------      ---------
Total external revenue for reportable segments                 $  59,733       $ 135,503      $ 115,105
Net impact of  revenue recognition  on sales to affiliate          1,152             197         (3,972)
                                                               ---------       ---------      ---------
Total consolidated revenue                                     $  60,885       $ 135,700      $ 111,133
                                                               ---------       ---------      ---------
                                                               ---------       ---------      ---------

Total operating profit (loss)  for reportable segments         $ (36,085)      $  11,069      $  24,265
Net impact of intercompany gross profit eliminations
  and deferred profit on sales to affiliate                          704             143          2,779
                                                               ---------       ---------      ---------
Total consolidated operating profit (loss)                     $ (35,381)      $  10,926      $  21,486
                                                               ---------       ---------      ---------
                                                               ---------       ---------      ---------

                                 ADE CORPORATION
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS


12. SEGMENT, GEOGRAPHIC AND SIGNIFICANT CUSTOMER INFORMATION (CONTINUED)

Revenue by geographic area is summarized as follows:

                                                  (IN THOUSANDS)
                                               YEAR ENDED APRIL 30,
                                     -----------------------------------------
                                        1999           1998          1997
                                     ------------  -------------  ------------
United States                           $ 24,723       $ 53,415      $ 47,427
Japan                                     15,809         30,090        25,761
Taiwan                                     4,451         14,292         8,543
Europe                                     7,953         16,111        10,137
Asia                                       7,949         21,792        19,265
                                     ------------  -------------  ------------
                                        $ 60,885      $ 135,700      $111,133
                                     ------------  -------------  ------------
                                     ------------  -------------  ------------

     Revenue from JAL in fiscal years 1999, 1998 and 1997 totaled $9,254,000 (16%), $17,775,000 (13%), $12,185,000 (11%), respectively. Revenue from another customer in fiscal year 1999 totaled $9,484,000 (11%). Revenue from a third customer in fiscal 1998 and 1997 totaled $20,988,000 (15%) and $16,269,000
(15%), respectively. As of April 30, 1999 and 1998, all of the Company's long lived assets are located in the United States except for $245,000 and $338,000, respectively.

13. INCOME TAXES

     The provision for (benefit from) income taxes consists of:

                                         (IN THOUSANDS)
                                      YEAR ENDED APRIL 30,
                               ------------------------------------
                               -----------  ---------- ------------
                                  1999        1998        1997
                               -----------  ---------- ------------
Current tax expense (benefit):
     Federal                     $ (8,997)    $ 6,368      $ 8,070
     Foreign                           66          49            -
     State                             55         826        1,202
                               -----------  ---------- ------------
                                   (8,876)      7,243        9,272
                               -----------  ---------- ------------

Deferred tax expense (benefit):
     Federal                          445      (3,413)      (2,083)
     State                           (904)       (529)        (263)
                               -----------  ---------- ------------
                                     (459)     (3,942)      (2,346)
                               -----------  ---------- ------------
                                 $ (9,335)    $ 3,301      $ 6,926
                               -----------  ---------- ------------
                               -----------  ---------- ------------

                                 ADE CORPORATION
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS


13. INCOME TAXES (CONTINUED)

The significant components of deferred tax assets and liabilities consist of the following:

                                                                   (IN THOUSANDS)
                                                                      APRIL 30,
                                                                ----------------------
                                                                ----------  ----------
                                                                  1999        1998
                                                                ----------  ----------
Deferred tax assets:
  Inventories, due to reserves and additional costs inventoried
     for tax purposes                                             $ 4,347      $3,084
  Acquired in-process research and development and intangibles      2,533       2,335
  Accrued expenses                                                  1,667       1,612
  Deferred revenue                                                  2,307       1,002
  Deferred profit on sales to affiliates                              680         954
  Net operating loss carryforwards                                  2,212         450
  Bad debt reserve                                                    312         689
  Other                                                                 1         182
                                                                ----------  ----------
    Gross deferred tax assets                                      14,059      10,308
  Deferred tax valuation allowance                                 (3,336)       (352)
                                                                ----------  ----------
    Net deferred tax assets                                        10,723       9,956
Deferred tax liabilities:
    Depreciation                                                     (340)       (381)
                                                                ----------  ----------
Total net deferred tax assets                                    $ 10,383      $9,575
                                                                ----------  ----------
                                                                ----------  ----------


     Deferred income taxes reflect the tax impact of temporary differences between the amount of assets and liabilities for financial reporting purposes and such amounts as measured by tax laws and regulations. Under Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes", the benefit associated with future deductible temporary differences is recognized if it is more likely than not that the benefit will be realized. The measurement of deferred tax assets is reduced by a valuation allowance if, based upon the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized.

      At April 30, 1999, the Company increased its valuation allowance against deferred tax assets by $3,000,000, as the full value of its net operating loss carryforwards and temporary differences may not be realized. This increase was based upon weighing all evidence available to management, including fiscal 1999 pre-tax losses of $32,800,000, current estimates of future taxable income, the cyclicality of the semiconductor and data storage industries and the uncertainty within those markets. The amount of the deferred tax assets considered realizable could materially change in the near term if estimates of future taxable income change or do not materialize. Net operating loss carryforwards generated in fiscal 1999 begin to expire in fiscal 2004 for state purposes and in fiscal 2019 for federal purposes.

     Additionally, a valuation allowance of $336,000 and $352,000 has been recorded at April 30, 1999 and 1998 to reflect net operating loss carryforwards which will expire before they can be used due to ownership change limitations. These carryforwards begin to expire in the Year 2000. Net operating loss carryforwards remaining at April 30, 1999 and 1998, not limited in their use due to ownership changes, totaled $1,119,000 and $939,000, respectively. Included in the net operating loss carryforwards for April 30, 1999 are $865,000 of state net operating losses that are only available to offset taxable state income.

     The Company does not provide for taxes which would be payable if undistributed earnings of its foreign affiliates were remitted because the Company either considers these earnings to be invested for an indefinite period or anticipates that if such earnings were distributed, the U.S. income taxes payable would be substantially offset by foreign tax credits.

                                 ADE CORPORATION
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

13. INCOME TAXES (CONTINUED)

     The following is a reconciliation between the amount of reported income tax expense (benefit) and the amount computed using the U.S. Federal Statutory rate of 35% for fiscal 1999, 1998 and 1997:

                                                   (IN THOUSANDS)
                                                YEAR ENDED APRIL 30,
                                       ---------------------------------------
                                       ------------ --------------------------
                                          1999          1998         1997
                                       ------------ -------------  -----------
Statutory federal rate                   $ (11,170)      $ 4,645      $ 7,688
State taxes, net of federal benefit           (566)          206          573
Foreign sales corporation benefit              (72)         (663)      (1,131)
Research and development tax credits             -          (986)        (472)
AMT credit carryforwards                      (634)            -            -
Valuation allowance                          3,000             -            -
Other                                          107            99          268
                                       ------------ -------------  -----------
                                          $ (9,335)      $ 3,301      $ 6,926
                                       ------------ -------------  -----------
                                       ------------ -------------  -----------


     The income tax benefits related to the exercise and disqualifying dispositions of certain stock options reduces taxes currently payable and is credited to additional paid-in capital. Such amount approximated $115,000, $1,286,000 and $794,000 for the years ended April 30, 1999, 1998 and 1997, respectively.

14. INCENTIVE SAVINGS AND PROFIT SHARING PLAN

     The Company has an incentive savings and profit sharing plan covering substantially all employees who wish to participate and meet minimum age and service requirements. Annual Company contributions are determined by the Board of Directors and are limited to the maximum amount deductible under the Internal Revenue Code. Company contributions for fiscal 1999, 1998 and 1997 were approximately $726,000, $632,000 and $196,000, respectively.

15. COMMITMENTS

   OPERATING LEASES

     The Company leases land and certain buildings, machinery and equipment under operating leases which expire through 2005. Under the terms of the leases, the Company is responsible for normal maintenance, utility expenses and taxes and pays a monthly property management fee on certain leases.

     Future minimum lease payments under operating leases, including management fees, are as follows:

                                           (IN THOUSANDS)
YEAR ENDING APRIL 30,
2000                                                 $ 975
2001                                                   596
2002                                                   323
2003                                                   129
2004                                                   129
Thereafter                                              43
                                          -----------------
                                                   $ 2,195
                                          -----------------
                                          -----------------



     Total rent expense under noncancelable operating leases was approximately $1,181,000, $1,240,000, and $1,347,000 for the years ended April 30, 1999, 1998 and 1997, respectively.

                                 ADE CORPORATION
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

16. SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

                                                         (IN THOUSANDS)
                                                       YEAR ENDED APRIL 30,
                                                 ---------------------------------

Cash paid during the year                          1999        1998       1997
                                                 ---------- ----------- ----------
     Interest                                     $    620    $    506   $    423
     Income taxes, paid (refunds received), net    $ (5,885)   $ 13,058   $  6,696




 17. FOURTH QUARTER ADJUSTMENTS

     At April 30, 1999, the Company increased its valuation allowance against deferred tax assets by $3,000,000, as the full value of its net operating loss carryforwards and temporary differences may not be realized. This increase was based upon weighing all evidence available to management. Recording this increase to the valuation allowance decreased the Company's annual effective tax rate to 28.5%, compared to the estimated annual effective tax rate of 36.1% utilized during the first three quarters of fiscal 1999. Unaudited pro forma net loss for the nine months ended January 31, 1999 utilizing the actual effective tax rate of 28.5% was $17,050,000, compared to reported net loss for the nine months ended January 31, 1999 of $15,311,000. Also in the fourth quarter of fiscal 1999, the Company recorded an increase to it's reserve for excess and obsolete inventory of $2,335,000.

     The Company recorded a $2,294,000 credit to the provision for income taxes during the fourth quarter of fiscal 1998, which included a $1,789,000 credit resulting from the difference between the Company's actual effective tax rate for fiscal 1998 of 24.9% and the estimated effective tax rate of 35.0% utilized during the first three quarters of fiscal 1998. Also in the fourth quarter of 1998, the Company reversed accrued bonus expense of $1,323,000, which had been recorded in the first two quarters of fiscal 1998. Pro forma net income for the nine months ended January 31, 1998, including the reversal of the bonus accrual and utilizing the actual effective tax rate of 24.9%, was $12,673,000, compared to reported net income for the nine months ended January 31, 1998 of $10,152,000.

                         FINANCIAL STATEMENT SCHEDULE

                                 (IN THOUSANDS)

SCHEDULE II--VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

                                                        CHARGED TO    CHARGED TO     DEDUCTIONS
                                          BALANCE AT     COSTS AND       OTHER           AND         BALANCE AT
             DESCRIPTION                  MAY 1, 1996    EXPENSES      ACCOUNTS      WRITE-OFFS     APRIL 30, 1997
---------------------------------------  -------------- ------------  ------------  -------------- ---------------
Allowance for doubtful accounts                    576          112             -             (11)            677
Inventory obsolescence                           1,475        1,034             -            (370)          2,139
Deferred tax asset valuation allowance             346            -             -               -             346

                                                        CHARGED TO    CHARGED TO     DEDUCTIONS
                                          BALANCE AT     COSTS AND       OTHER           AND         BALANCE AT
             DESCRIPTION                  MAY 1, 1997    EXPENSES      ACCOUNTS      WRITE-OFFS     APRIL 30, 1998
---------------------------------------  -------------- ------------  ------------  ------------------------------
Allowance for doubtful accounts                    677        1,140             -             (12)          1,805
Inventory obsolescence                           2,139        2,867             -            (971)          4,035
Deferred tax asset valuation allowance             346            6             -               -             352

                                                        CHARGED TO    CHARGED TO     DEDUCTIONS
                                          BALANCE AT     COSTS AND       OTHER           AND         BALANCE AT
             DESCRIPTION                  MAY 1, 1998    EXPENSES      ACCOUNTS      WRITE-OFFS     APRIL 30, 1999
---------------------------------------  -------------- ------------  ------------  ------------------------------
Allowance for doubtful accounts                  1,805            -             -            (985)            820
Inventory obsolescence                           4,035        6,167             -          (1,523)          8,679
Deferred tax asset valuation allowance             352        3,000             -             (16)          3,336
