Form 10-Q
period 1999-07-31
ADE CORP
filed 1999-09-14
CIK 884498

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

     For Quarter Ended: JULY 31, 1999      Commission File Number 0-26714
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

                                 YES X   NO ______
                                    ---


         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

  Common Stock, par value $.01 per share                 13,356,390 shares
--------------------------------------------  ---------------------------------
                   Class                      Outstanding at September 3, 1999



                                 ADE CORPORATION
                                      INDEX


                                                                                                                   PAGE
                                                                                                                   ----
PART I.  -  FINANCIAL INFORMATION

     Item 1.    Condensed Consolidated Financial Statements (unaudited)

                  Condensed Consolidated Balance Sheet-
                      July 31, 1999 and April 30, 1999                                                              3

                  Condensed Consolidated Statement of Operations-
                      Three Months Ended July 31, 1999 and 1998                                                     4

                  Condensed Consolidated Statement of Cash Flows -
                      Three Months Ended July 31, 1999 and 1998                                                     5

                  Notes to Unaudited Condensed Consolidated Financial Statements                                    6

     Item 2.    Management's Discussion and Analysis of Financial Condition
                 and Results of Operations                                                                          9

PART II.  -  OTHER INFORMATION                                                                                     16

SIGNATURES                                                                                                         17

EXHIBIT INDEX                                                                                                      18

                                 ADE CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEET
                                 (in thousands)




                                                       July 31,          April 30,
                                                         1999              1999
                                                     ------------      ------------
                                                     (Unaudited)
ASSETS
Current assets:
    Cash and cash equivalents                            $ 49,758          $  61,278
    Accounts receivable, net                               11,934             11,843
    Inventories                                            23,435             22,178
    Prepaid expenses and other current assets               8,395              8,007
    Deferred income taxes                                   6,459              7,419
                                                     -------------     --------------
                    Total current assets                   99,981            110,725

Fixed assets, net                                          29,259             28,268
Deferred income taxes                                       3,924              2,964
Investments                                                 3,403              3,869
Intangible assets, net                                      3,402              3,669
Restricted cash                                             3,483              3,533
Other assets                                                  392                402
                                                     -------------     --------------

                                                        $ 143,844          $ 153,430
                                                     -------------     --------------
                                                     -------------     --------------

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
    Current portion of long-term debt                   $     582          $     575
    Accounts payable                                        2,167              2,256
    Accrued expenses and other current liabilities         14,096             15,449
    Deferred income on sales to affiliates                    671              1,791
                                                     -------------     --------------
                    Total current liabilities              17,516             20,071

Long-term debt                                             12,379             12,537
                                                     -------------     --------------

STOCKHOLDERS' EQUITY:
    Common stock                                              133                133
    Capital in excess of par value                        100,442            100,146
    Retained earnings                                      13,440             20,625
                                                     -------------     --------------
                                                          114,015            120,904
    Deferred compensation                                     (66)               (82)
                                                     -------------     --------------
                                                          113,949            120,822
                                                     -------------     --------------

                                                        $ 143,844          $ 153,430
                                                     -------------     --------------
                                                     -------------     --------------


The accompanying notes are an integral part of these unaudited condensed consolidated financial statements






                                 ADE CORPORATION
                 CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                (in thousands, except per share data, unaudited)


                                                                                            Three months
                                                                                            ended July 31,
                                                                                         1999         1998
                                                                                      ------------ -----------

Revenue                                                                                $   12,362   $  24,028
Cost of revenue                                                                             7,249      13,457
                                                                                      ------------ -----------
          Gross profit                                                                      5,113      10,571
                                                                                      ------------ -----------

Operating expenses:
    Research and development                                                                5,556       6,652
    Marketing and sales                                                                     2,717       3,122
    General and administrative                                                              3,560       2,878
                                                                                      ------------ -----------
          Total operating expenses                                                         11,833      12,652
                                                                                      ------------ -----------
Loss from operations                                                                       (6,720)     (2,081)

Interest income, net                                                                          149         761
                                                                                      ------------ -----------
Loss before benefit from income taxes
   and equity in net loss of affiliated companies                                          (6,571)     (1,320)
Benefit from income taxes                                                                       -        (514)
                                                                                      ------------ -----------
Loss before equity in net loss of
    affiliated companies                                                                   (6,571)       (806)

Equity in net loss of affiliated companies                                                  (614)          (7)
                                                                                      ------------  -----------

Net loss                                                                                 $(7,185)   $    (813)
                                                                                      ------------  -----------
                                                                                      ------------  -----------

Basic loss per share                                                                      $(0.54)   $   (0.06)
Diluted loss per share                                                                    $(0.54)   $   (0.06)

Weighted average shares outstanding - basic                                                13,198      12,923
Weighted average shares outstanding - diluted                                              13,198      12,923



The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

                                 ADE CORPORATION
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                            (in thousands, unaudited)



                                                                                    Three months ended
                                                                                         July 31,
                                                                                 1999              1998
                                                                             --------------    -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net loss                                                                    $  (7,185)         $  (813)
    Adjustments to reconcile net loss to
        net cash used in operating activities:
            Depreciation and amortization                                           1,591            1,731
            Equity in net loss of affiliated companies,
              net of dividends received                                               669              115
            Changes in assets and liabilities:
                Accounts receivable, net                                              (91)          (4,470)
                Inventories                                                        (1,257)          (2,357)
                Prepaid expenses and other current assets                            (388)           4,578
                Accounts payable                                                      (89)          (1,258)
                Accrued expenses and other current liabilities                     (1,353)             (17)
                Deferred income on sales to affiliate                              (1,120)            (490)
                                                                            --------------    -------------
                    Net cash used in operating activities                          (9,223)          (2,981)
                                                                            --------------    -------------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchases of fixed assets                                                      (2,299)          (1,125)
    Change in restricted cash                                                          50              125
    Advances to affiliated company                                                   (203)            (350)
    Increase in other assets                                                           10               11
                                                                            --------------    -------------
                    Net cash used in investing activities                          (2,442)          (1,339)
                                                                            --------------    -------------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Repayment of long-term debt                                                      (151)            (107)
    Proceeds from issuance of common stock                                            223              310
    Tax benefit related to the exercise of common stock options                        73                5
                                                                            --------------    -------------
                    Net cash provided by financing activities                         145              208
                                                                            --------------    -------------

Net  increase (decrease) in cash and cash equivalents                             (11,520)          (4,112)
Cash and cash equivalents, beginning of period                                     61,278           72,711
                                                                            --------------    -------------
Cash and cash equivalents, end of period                                         $ 49,758          $68,599
                                                                            --------------    -------------
                                                                            --------------    -------------

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

      Pursuant to accounting requirements of the Securities and Exchange Commission applicable to Quarterly Reports on Form 10-Q, the accompanying unaudited condensed consolidated financial statements and these notes do not include all disclosures required by generally accepted accounting principles for complete financial statements. Accordingly, these statements should be read in conjunction with the financial statements included in the Company's Annual Report on Form 10-K for the fiscal year ended April 30, 1999.

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


2. INVENTORIES


      Inventories consist of the following:

                                             (in thousands)
                                        July 31,      April 30,
                                          1999          1999
                                       ------------  ------------
                                       (unaudited)

Raw materials                             $ 12,141      $ 13,190
Work-in-process                              9,573         8,211
Finished goods                               1,721           777
                                       -----------   -----------
                                          $ 23,435      $ 22,178
                                       -----------   -----------
                                       -----------   -----------

3. ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

      Accrued expenses and other current liabilities consist of the following:


                                                                (in thousands)
                                                           July 31,     April 30,
                                                             1999          1999
                                                         -------------  -----------
                                                         (unaudited)

Accrued salaries, wages, vacation pay and bonuses             $ 1,995      $ 1,901
Accrued commissions                                               594        1,305
Accrued warranty costs                                            934        1,340
Accrued severance, restructuring                                  763        1,246
Deferred revenue                                                7,845        6,070
Other                                                           1,965        3,587
                                                         -------------  ----------
                                                             $ 14,096     $ 15,449
                                                         -------------  ----------
                                                         -------------  ----------




4. LOSS PER SHARE

      Basic loss per share is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted loss per share is computed using the weighted average number of common shares outstanding and gives effect to all dilutive potential common shares outstanding during the period. Potential common shares outstanding include shares issuable upon the assumed exercise of dilutive stock options reflected under the treasury stock method and shares issued in the PST merger (Note 1) held in escrow. For each of the periods presented, basic and diluted loss per share are the same due to the antidilutive effect of potential common shares outstanding.

5. RESTRUCTURING CHARGES

     In January 1999, the Company implemented a restructuring of operations plan designed to better align the Company's cost structure with its revenue reductions resulting from the decline in capital equipment expenditures in the semiconductor and computer hard disk industries. The plan includes workforce reductions as well as the consolidation of manufacturing and other operational facilities. The Company recorded restructuring charges of $2,318,000 in the period ended January 31, 1999, comprised of the following: severance charges of $1,202,000 related to the termination of 76 employees in general and administrative, marketing and sales, manufacturing, and engineering functions; $185,000 in lease termination penalties and $931,000 in non-cash fixed asset impairments related to furniture, fixtures and building improvements on the terminated leased facilities. The fair value of the impaired assets was determined as their estimated salvage value at the time of their eventual disposition increased by their estimated utility during their related service period through disposition. The Company anticipates these impaired assets will be removed from service on or about October 1999. As of July 31, 1999, the Company had made lease termination payments of $185,000. Of the $1,202,000 in severance costs in accrued expenses as of May 1, 1999, $440,000 was paid during the quarter ended July 31, 1999. Consolidation expenses are expected to continue through December 31, 1999.

Restructuring charge activity during the first quarter of fiscal 2000 and the related accrual as of July 31, 1999 is as follows:


Balance at May 1, 1999                     $ 1,202
Restructuring provision                        -
Severance payments                            (439)
                                           --------
Balance at July 31, 1999                   $   763
                                           --------
                                           --------



6. SEGMENT REPORTING

The Company has three reportable segments: ADE Semiconductor Systems Group ("SSG"), ADE Phase Shift ("PST") and ADE Technologies ("ATI"). SSG manufactures and markets metrology and inspection systems to the semiconductor wafer and device manufacturing industries that are used to improve yield and capital productivity. PST manufactures and markets high performance, non-contact surface metrology equipment using advanced interferometric technology that provides enhanced yield management to the data storage, semiconductor and optics industries. ATI manufactures and markets high precision magnetic characterization and non-contact dimensional metrology gaging systems primarily to the data storage industry. Sales of the Company's stand-alone software products and software consulting services are included in the "other" category. The Company's reportable segments are determined based upon the nature of the products, the external customers and customer industries and the sales and distribution methods used to market the products. The Company evaluates performance based upon profit or loss from operations. The Company does not measure the assets allocated to the segments. Management fees representing certain services provided by corporate offices have been allocated to each of reportable segments based upon the usage of those services by each segment. Additionally, other income (loss), the provision for (benefit from) income taxes and the equity in earnings (losses) of affiliated companies are not included in segment profitability.

                              ADE CORPORATION
                  NOTES TO UNAUDITED CONDENSED CONSOLIDATED
                           FINANCIAL STATEMENTS


                                                       SSG         PST        ATI        OTHER       TOTAL
                                                    ----------- ---------- ----------- ---------- ------------
FOR THE QUARTER ENDED JULY 31, 1999
    Revenue from external customers                   $  7,536    $ 1,235    $  1,827     $  124    $  10,722
    Intersegment revenue                                   114                     51         83    $     248
    Loss from operations                                (5,935)      (401)       (625)      (853)   $  (7,814)
    Depreciation and amortization expense                1,169          4         102         33    $   1,308
    Capital expenditures                                 2,283         33          24          7    $   2,347

FOR THE QUARTER ENDED JULY 31, 1998
    Revenue from external customers                  $  17,512    $ 3,070     $ 2,222     $  413    $  23,217
    Intersegment revenue                                    21          -         153        175    $     349
    Income (loss) from operations                      (2,410)      1,185        (582)      (502)   $  (2,309)
    Depreciation and amortization expense                  911          4         102         34    $   1,051
    Capital expenditures                                   852      3,401           6         74    $   4,333


     The following is a reconciliation for the above items where aggregate reportable segment amounts differ from amounts contained in the Company's consolidated financial statements.


                                                                  For the Quarter
                                                                   ended July 31,

                                                                 1999          1998
                                                               --------      --------
Total external revenue for reportable segments                   10,722        23,217
Net impact of revenue recognition on sales to affiliate           1,640           811
                                                               --------      --------
Total Consolidated Revenue                                       12,362        24,028
                                                               --------      --------
                                                               --------      --------

Total operating profit (loss) from reportable segments           (7,814)       (2,309)
Net impact of intercompany gross profit eliminations
  and deferred profit on sales to affiliate                       1,094           228
                                                               --------      --------
Total Consolidated operating profit (loss)                       (6,720)       (2,081)
                                                               --------      --------
                                                               --------      --------

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

      The following information should be read in conjunction with the unaudited condensed consolidated financial statements and notes thereto included in this Quarterly Report and the audited consolidated financial statements and Management's Discussion and Analysis of Financial Condition and Results of Operations contained in the Company's Annual Report on Form 10-K for the fiscal year ended April 30, 1999.

RESULTS OF OPERATIONS

RESTRUCTURING

     In January 1999, the Company commenced efforts to consolidate its Charlotte, North Carolina operations into its Massachusetts facilities to better align the Company's cost structure with prevailing semiconductor market conditions and to position the Company with more efficient operations for the expected industry recovery. Non-recurring expenses associated with this consolidation incurred in the current period totaled $1,497,000. These non-recurring expenses included travel, recruiting, and employee training and have been included in general and administrative expenses. The Company anticipates costs in future periods associated with replacing certain personnel who have elected not to relocate to the Company's Massachusetts operations.


THREE MONTHS ENDED JULY 31, 1999 COMPARED TO THREE MONTHS ENDED JULY 31, 1998

      REVENUE. Revenue decreased 48.6% to $12.4 million in the first quarter of fiscal 2000 from $24.0 million in the first quarter of 1999. Decreased sales of the Company's products were primarily due to reduced demand for capital equipment in the semiconductor wafer and device industries as well as the data storage industry. Reduced demand in the semiconductor market resulted from excess manufacturing capacity for 200mm wafers, continued delays in large-scale production of 300mm wafers and an overall uncertainty about chip demand. For the three months ended July 31, 1999, 75% of the Company's revenue was derived from the semiconductor industry compared to 77 % for the year earlier period. The Company remains uncertain about when growth in the semiconductor industry will return. Similarly, the data storage industry has been in a period of excess supply, which has resulted in lower production levels and reduced capital equipment purchases. Consequently, revenue from the Company's metrology product lines that are marketed to the data storage industry decreased. Data storage industry revenue comprised 25% of total revenue for the three months ended July 31, 1999, compared to 23% for the year earlier period.

      GROSS MARGIN. Gross margin decreased to 41.4% in the first quarter of fiscal 2000 from 44.0% in the first quarter of 1999. This decrease resulted primarily from lower absorption of overhead expenses due to significantly reduced manufacturing activity and costs associated with maintaining the Company's worldwide customer service organization. The lower absorption of overhead expenses impacted both the semiconductor and computer disk drive product lines and resulted from fixed manufacturing costs that could not be reduced proportionally with the decline in production sales volume, while costs associated with the customer service organization were primarily incurred in the semiconductor industry. Additionally, there was a significant decrease in sales made through external sales representatives in certain foreign markets, primarily in Asia. These sales typically carry a higher per unit selling price than domestic sales or sales through distributors.

      RESEARCH AND DEVELOPMENT. Research and development expense decreased 16.5% to $5.6 million in the first quarter of fiscal 2000 from $6.7 million in the first quarter of 1999 and increased as a percentage of revenue to 44.9% from 27.7% in the first quarter of 1999. The decrease in expense resulted primarily from decreased project materials and consulting expenditures related to the Company's first generation surface inspection and wafer thickness 300mm tools and other cost containment measures. The increase in expense as a percentage of sales resulted from the significant decrease in revenue during the first quarter of fiscal 2000 discussed above. The Company has increased development efforts to enhance its existing 200mm and advanced 200mm wafer systems as its semiconductor industry customers seek to improve their yields on 200mm wafers as well as efforts to develop and enhance bridge tools, which can be used with either 200mm or 300mm wafers. The Company also continues to develop new products for the computer disk industry, including those which measure the magnetic properties of materials used in manufacturing disk drives. The Company is committed to continuing its investment in research and development to maintain its position as a technological leader, which may necessitate continued research and development spending at or above current levels.

      MARKETING AND SALES. Marketing and sales expense decreased 13.0% to $2.7 million in the first quarter of fiscal 2000 from $3.1 million in the first quarter of 1999 and increased as a percentage of revenue to 22.0% from 13.0% in the first quarter of 1999. The reduced expense resulted primarily from reduced commissions expense related to a lower volume of sales made through external sales representatives in certain foreign markets, primarily in Asia. The mix of sales channels through which the Company's products are sold may have a significant impact on the Company's marketing and sales expense and the results in any period may not be indicative of marketing and sales expense for future periods. The increase in marketing and sales expense as a percentage of revenue resulted from the significant decrease in revenue during the first quarter of fiscal 2000 discussed above.

      GENERAL AND ADMINISTRATIVE. General and administrative expenses increased 23.7% to $3.6 million in the first quarter of fiscal 2000 from $2.9 million in the first quarter of 1999 and increased as a percentage of revenue to 28.8% from 12.0% in the first quarter of 1999. Expenses increased primarily due to the costs of the consolidation of the Charlotte operations into the Westwood, Massachusetts facility.

      INTEREST INCOME, NET. Net interest income was $149,000 in the first quarter of fiscal 2000 compared to $761,000 in the first quarter of 1999. The decrease in interest income resulted primarily from lower interest returns on reduced cash principal balances during the current period compared to the three months ended July 31, 1999, and interest expense related to the Company's obligations under separate $4.5 million, $4.0 million and $5.5 million Industrial Development Bonds ("IDB") issued in June, 1999, December 1997, and June 1996, respectively, through the various state and local bonding authorities.

      INCOME TAXES. At April 30, 1999 the valuation allowance against deferred tax assets was increased by $3 million, as the full value of the Company's net operating loss carryforwards and temporary differences may not be realized. This increase was based upon the evidence currently available to management. During the quarter ended July 31, 1999, the deferred tax assets were increased by $2.3 million. The valuation allowance against the asset was also increased by the same amount, resulting in no tax benefit being shown on the Statement of Operations. In future quarters, if evidence available to management shows that the deferred tax assets may not be utilized, it may be necessary to further increase the reserve.

      EQUITY IN LOSS OF AFFILIATED COMPANIES. Equity in net loss of affiliated companies was $614,000 in the first quarter of fiscal 2000 compared to equity in net loss of affiliated companies of $7,000 in the first quarter of 1999. The Company's affiliates sell primarily to the semiconductor industry and the current period loss reflects the overall downturn in the semiconductor industry. The Company remains uncertain about when growth in the semiconductor industry will result in increased improved financial results for its affiliates. Furthermore, there can be no assurance that any overall growth in the semiconductor industry will result in increased profitability for the Company's affiliates.


LIQUIDITY AND CAPITAL RESOURCES

      At July 31, 1999, the Company had $49.8 million in cash and cash equivalents and $82.5 million in working capital. In addition, the Company had $3.5 million in restricted cash used as security for a tax-exempt Industrial Development Bond issued through the Massachusetts Industrial Finance Agency in December 1997. Under the terms of the bond agreement, the Company may substitute a letter of credit in an amount equal to approximately 105% of the outstanding principal balance as collateral for the Company's obligations under the IDB, assuming the Company has the ability to borrow under the Credit Facility described below or another facility. Such actions would allow the restricted cash balance to be used for general corporate purposes. The Company also has an unsecured revolving line of credit facility (the "Credit Facility") with a bank, with a maximum borrowing amount of $8 million. The Credit Facility provides the Company the option of borrowing at either the bank's prime rate or the bank's LIBOR rate plus 2%. The Credit Facility expires and all outstanding amounts thereunder are due December 21, 1999. There were no borrowings outstanding under the Credit Facility at July 31, 1999. At July 31, 1999, the Company was in violation of certain financial covenants related to the Credit Facility, which provides the bank with the right to withhold future advances under the Credit Facility, to require cash deposits as security for any future advances or to offset any and all of the Company's cash deposits with the bank against any outstanding borrowings under the Credit Facility. The Company is currently in negotiations with the bank to revise the terms of the Credit Facility to so that it may borrow against it in the future if needed.

      Cash used in operating activities for the three months ended July 31, 1999 was $9.3 million. This amount resulted from a net loss of $7.2 million, adjusted for non-cash charges of $2.0 million and a $4.1 million net decrease in working capital accounts. Non-cash items consisted primarily of $1.6 million of depreciation and amortization and $669,000 of the Company's share of the net loss of affiliated companies.

      Cash used in investing activities was $2.4 million, primarily used for the purchase of fixed assets.

      The Company anticipates investing approximately $2,300,000 in renovating its Westwood, Massachusetts facility to accommodate the consolidation of its semiconductor surface inspection operations from Charlotte, North Carolina.

      Cash provided by financing activities was $218,000, which consisted of $369,000 of aggregate proceeds from the issuance of common stock and tax benefits from the exercise of stock options, partially offset by $151,000 in repayments of long-term debt.

      The Company expects to meet its next twelve months working capital needs and capital expenditures primarily through its available cash and cash equivalents.

YEAR 2000

     The Company has a Task Force that is assessing on a continuing basis the nature, extent and cost of remediation of any Year 2000 ("Y2K") readiness issues confronting the Company and its suppliers, customers and other critical third parties. The project encompasses reviewing the Company's products and internal systems, both information technology ("IT") and non-information technology ("non-IT") as well as the Year 2000 readiness of companies with which the Company has a material relationship, including customers, suppliers, creditors, financial organizations, utility providers and governmental agencies. This assessment is continuing at each of its operating units and the Company has identified certain requisite corrective actions.

      PRODUCTS. The Company utilizes Y2K testing guidelines prepared by a consortium of semiconductor manufacturers. Corrective actions for software included in the Company's products have included formulating software patches that provide proper system operation or a combination of software patches and upgrades that provide proper system operation and the reporting of the year 2000. These patches and upgrades have been or will be provided to customers. The Company also sells software products that are bundled with or sold separately from the Company's capital equipment products. The ability of a majority of these software products to function as a Year 2000 ready product is dependent upon the Year 2000 readiness of the user's operating system and any other software with which the Company's products will interact. The readiness status of specific Company products is posted on the Company's website located at WWW.ADE.COM. The Company anticipates all testing and corrective actions related to Year 2000 issues in its products will be completed by December 1999. However, notwithstanding such efforts, any failure of the Company's products to perform, including system malfunctions due to the onset of the Year 2000, could result in claims against the Company, which could have a material adverse effect on the Company's business, results of operations or financial condition.

     INFORMATION TECHNOLOGY. The Company has completed its review of its internal software applications and has determined that all network systems and server architecture are Y2K-ready. The Company utilizes standard, vendor supplied software for its electronic mail, corporate communications, engineering design, manufacturing and materials purchasing/planning, accounting, desktop and database systems. The Company has contacted these vendors to obtain assurances that these IT systems are or will be Y2K compliant. The failure of any such IT system to be Y2K compliant could have a material adverse effect on the Company and no assurance can be provided that all such programs will be implemented on a timely basis.

     NON-INFORMATION TECHNOLOGY. The Company is aware of potential non-IT system (building security, voice mail, telecommunications, utility and water systems, etc.) risk associated with the Y2K issue and has evaluated its potential exposure at each of its facilities. The Company anticipates that any necessary renovation of its non-IT systems as well as the validation of any repairs will be completed by November 1999. Formal queries to landlords, water, utility and telecommunications providers for the Company's domestic and international locations, and other third parties with whom the Company has material relationships have been sent to these suppliers to assess the systems' Y2K readiness.

     SUPPLIERS AND CUSTOMERS. The Company is in the process of inquiring of its significant suppliers and customers the status of their Y2K readiness through completion of a Year 2000 Readiness Supplier Questionnaire that has been developed by a consortium of semiconductor manufacturers. All such requests have been sent as of July 31, 1999 and the Company has received responses to approximately 90% of these inquiries. Each of the responses received has indicated the respective third party is or will be Y2K ready by December 31, 1999. However, the Company has no means of assuring that third parties will achieve Y2K readiness. Furthermore, there can be no assurance that IT, non-IT and other suppliers who have provided Y2K readiness documentation will be Y2K compliant or that such documentation accurately and fully reflects the Y2K readiness of their systems. The Company's assessments of the effects of Y2K on the Company are based, in part, upon information received from third parties and the Company's reliance on that information. The failure of any such supplier's systems to be Y2K compliant may have a material adverse effect on the Company's business, results of operations or financial condition.

     YEAR 2000 COSTS AND EXPENSES. The Company has used both internal and external resources to address Y2K readiness and to program, test and implement software for Y2K modifications. The Company specifically tracks the costs associated with Task Force meetings (including related travel expenditures), Y2K educational seminars, product software testing and patch development costs (consulting and internal payroll costs), network server upgrades, internal payroll costs related to the contacting of third parties to determine Y2K status, and postage and related costs associated with providing patches and upgrades to customers for software utilized in the Company's products. The Company has not separately tracked the costs of utilizing its internal information systems personnel in addressing its Y2K readiness, with these costs principally relating to payroll and related benefits. Total costs for Y2K readiness are currently estimated to be approximately $250,000, of which approximately $156,000 have been incurred throughout all phases of the Y2K project. Costs incurred to date have been and anticipated future costs are expected to be funded through operations. As the Company continues to complete its Y2K readiness plan, actual costs may exceed the current estimate.

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


OTHER RISK FACTORS

      Capital expenditures by semiconductor wafer and device manufacturers historically have been cyclical as they in turn depend upon the current and anticipated demand for integrated circuits. While the semiconductor industry appears to be recovering from a severe down cycle, it is not clear when semiconductor wafer manufacturers, who account for approximately 60% of the Company's revenue, will be in a position to increase their purchases of capital equipment. The computer disk drive industry has been in a period of oversupply and excess manufacturing capacity and this has also had an adverse impact on the Company. At July 31, 1999, the Company's backlog was $24.1 million, which represents a 8.1% increase from the first quarter of fiscal 1999. The Company remains uncertain about when growth in revenue will return. The Company continues to evaluate its cost structure relative to expected revenue and will continue to implement aggressive cost containment measures.

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

                  a. See Exhibit Index, Page 18
                  b. Reports on Form 8-K-None

                                          SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ADE CORPORATION



Date: September 13, 1999           /s/ Mark D. Shooman
                                   -------------------
                                   Mark D. Shooman
                                   Vice President and Chief Financial Officer

Date: September 13, 1999           /s/ Robert C. Abbe
                                   ------------------
                                   Robert C. Abbe
                                   President and Chief Executive Officer

                                ADE CORPORATION
                                  EXHIBIT INDEX


Exhibit
-------

   27  Financial Data Schedule