Form 10-Q
period 1999-10-31
ADE CORP
filed 1999-12-15
CIK 884498

--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            -------------------------

                                    FORM 10-Q

                QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

 For Quarter Ended: OCTOBER 31, 1999              Commission File Number 0-26714
                    ----------------                                     -------

                                 ADE CORPORATION
             (Exact name of registrant as specified in its charter)


           MASSACHUSETTS                                04-2441829
  (State or other jurisdiction of                    (I.R.S. Employer
   incorporation or organization)                 Identification Number)

                  80 WILSON WAY, WESTWOOD, MASSACHUSETTS 02090
          (Address of principal executive offices, including area code)


                                 (781) 467-3500
              (Registrant's telephone number, including area code)


         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                     YES     X     NO ______


         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

       Common Stock, par value $.01 per share                               13,389,696 shares
------------------------------------------------------          ------------------------------------------
                        Class                                        Outstanding at December 8, 1999

                                 ADE CORPORATION
                                      INDEX


                                                                                                                  Page
                                                                                                                  ----

PART I.  -  FINANCIAL INFORMATION


     Item 1.    Condensed Consolidated Financial Statements (unaudited)

                Condensed Consolidated Balance Sheet-
                      October 31, 1999 and April 30, 1999                                                           3

                Condensed Consolidated Statement of Operations-
                      Three and Six Months Ended October 31, 1999 and 1998                                          4

                Condensed Consolidated Statement of Cash Flows -
                      Six Months Ended October 31, 1999 and 1998                                                    5

                Notes to Unaudited Condensed Consolidated Financial Statements                                      6

     Item 2.    Management's Discussion and Analysis of Financial Condition
                 and Results of Operations                                                                         11

PART II.  -  OTHER INFORMATION                                                                                     19

SIGNATURES                                                                                                         20

EXHIBIT INDEX                                                                                                      21

                                 ADE CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEET
                                 (in thousands)

                                                            October 31,      April 30,
                                                               1999            1999
                                                           --------------   ------------
                                                            (Unaudited)
ASSETS
Current assets:
    Cash and cash equivalents                                   $ 39,476       $ 61,278
    Accounts receivable, net                                      11,521         11,843
    Inventories                                                   26,855         22,178
    Prepaid expenses and other current assets                      8,341          8,007
    Deferred income taxes                                          4,887          7,419
                                                           --------------   ------------
                    Total current assets                          91,080        110,725

Fixed assets, net                                                 29,755         28,268
Deferred income taxes                                              5,496          2,964
Investments                                                        3,457          3,869
Intangible assets, net                                             4,272          3,669
Restricted cash                                                    3,805          3,533
Other assets                                                         454            402
                                                           --------------   ------------

                                                               $ 138,319      $ 153,430
                                                           --------------   ------------
                                                           --------------   ------------
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
    Current portion of long-term debt                              $ 587          $ 575
    Accounts payable                                               2,695          2,256
    Accrued expenses and other current liabilities                14,024         15,449
    Deferred income on sales to affiliates                           434          1,791
                                                           --------------   ------------
                    Total current liabilities                     17,740         20,071

Long-term debt                                                    12,237         12,537

STOCKHOLDERS' EQUITY:
    Common stock                                                     133            133
    Capital in excess of par value                               100,690        100,146
    Retained earnings                                              7,570         20,625
                                                           --------------   ------------
                                                                 108,393        120,904
    Deferred compensation                                            (51)           (82)
                                                           --------------   ------------
                                                                 108,342        120,822
                                                           --------------   ------------

                                                               $ 138,319      $ 153,430
                                                           --------------   ------------
                                                           --------------   ------------


The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

                                 ADE CORPORATION
                 CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                (in thousands, except per share data, unaudited)



                                                                               Three months              Six months
                                                                                  ended October 31,      ended October 31,
                                                                      1999        1998          1999         1998
                                                                   ----------- ------------  ------------ -----------

Revenue                                                              $ 13,625      $12,239       $25,987     $36,267
Cost of revenue                                                         8,904       12,799        16,153      26,256
                                                                   ----------- ------------  ------------ -----------
          Gross profit (loss)                                           4,721         (560)        9,834      10,011
                                                                   ----------- ------------  ------------ -----------

Operating expenses:
    Research and development                                            4,571        6,463        10,127      13,115
    Marketing and sales                                                 3,367        3,240         6,084       6,361
    General and administrative                                          2,877        2,213         6,437       5,092
                                                                   ----------- ------------  ------------ -----------
          Total operating expenses                                     10,815       11,916        22,648      24,568
                                                                   ----------- ------------  ------------ -----------
Loss from operations                                                   (6,094)     (12,476)      (12,814)    (14,557)

Interest income, net                                                      374          701           522       1,461
                                                                   ----------- ------------  ------------ -----------
Loss before benefit from income taxes
   and equity in net loss of affiliated companies                      (5,720)     (11,775)      (12,292)    (13,096)
Benefit from income taxes                                                   -       (4,201)            -      (4,715)
                                                                   ----------- ------------  ------------ -----------
Loss before equity in net loss of affiliated companies                 (5,720)      (7,574)      (12,292)     (8,381)

Equity in net loss of affiliated companies                               (149)        (324)         (763)       (331)
                                                                   ----------- ------------  ------------ -----------

Net loss                                                             $ (5,869)    $ (7,898)     $(13,055)   $ (8,712)
                                                                   ----------- ------------  ------------ -----------
                                                                   ----------- ------------  ------------ -----------
Basic loss per share                                                   $(0.44)      $(0.61)       $(0.98)     $(0.67)
Diluted loss per share                                                 $(0.44)      $(0.61)       $(0.98)     $(0.67)

Weighted average shares outstanding - basic                            13,360       12,965        13,277      12,944
Weighted average shares outstanding - diluted                          13,360       12,965        13,277      12,944





 The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

                                 ADE CORPORATION
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                            (in thousands, unaudited)


                                                                          Six months ended
                                                                             October 31,
                                                                        1999          1998
                                                                    -------------  ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net loss                                                            $(13,055)     $ (8,712)
    Adjustments to reconcile net loss to
        net cash used in operating activities:
            Depreciation and amortization                                  2,961         2,911
            Equity in net loss of affiliated companies,
              net of dividends received                                      817           440
            Changes in assets and liabilities:
                Accounts receivable, net                                     322         6,808
                Inventories                                               (4,677)          601
                Prepaid expenses and other current assets                   (334)          895
                Accounts payable                                             439        (2,203)
                Accrued expenses and other current liabilities            (1,425)       (1,538)
                Deferred income on sales to affiliate                     (1,357)         (612)
                                                                    -------------  ------------
                    Net cash used in operating activities                (16,309)       (1,410)
                                                                    -------------  ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchases of fixed assets                                             (4,001)       (1,260)
    Change in restricted cash                                               (272)          175
    Advances to affiliated company                                          (405)         (700)
    Decrease (increase) in other assets                                   (1,102)            1
                                                                    -------------  ------------
                    Net cash used in investing activities                 (5,780)       (1,784)
                                                                    -------------  ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Repayment of long-term debt                                             (288)         (215)
    Proceeds from issuance of common stock                                   575           479
    Tax benefit related to the exercise of common stock options                -            25
                                                                    -------------  ------------
                    Net cash provided by financing activities                287           289
                                                                    -------------  ------------

Net  decrease in cash and cash equivalents                               (21,802)       (2,905)
Cash and cash equivalents, beginning of period                            61,278        72,711
                                                                    -------------  ------------
Cash and cash equivalents, end of period                                 $39,476      $ 69,806
                                                                    -------------  ------------
                                                                    -------------  ------------


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



2. INVENTORIES

      Inventories consist of the following:


                                              (in thousands)
                                       October 31,    April 30,
                                          1999          1999
                                       ------------  ------------
                                       (unaudited)

Raw materials and purchased parts         $ 12,580      $ 13,190
Work-in-process                             12,154         8,211
Finished goods                               2,121           777
                                       ------------  ------------
                                          $ 26,855      $ 22,178
                                       ------------  ------------
                                       ------------  ------------

                                 ADE CORPORATION
                    NOTES TO UNAUDITED CONDENSED CONSOLIDATED
                              FINANCIAL STATEMENTS

3. ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

      Accrued expenses and other current liabilities consist of the following:

                                                               (in thousands)
                                                         October 31,    April 30,
                                                             1999          1999
                                                         -------------  -----------
                                                          (unaudited)

Accrued salaries, wages, vacation pay and bonuses             $ 1,869      $ 1,901
Accrued commissions                                               921        1,305
Accrued warranty costs                                          1,079        1,340
Accrued severance, restructuring                                  555        1,246
Deferred revenue                                                7,824        6,070
Other                                                           1,776        3,587
                                                         -------------  -----------
                                                             $ 14,024     $ 15,449
                                                         -------------  -----------
                                                         -------------  -----------





4. LOSS PER SHARE

      Basic loss per share is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted loss per share is computed using the weighted average number of common shares outstanding and gives effect to all dilutive potential common shares outstanding during the period. Potential common shares outstanding include shares issuable upon the assumed exercise of dilutive stock options reflected under the treasury stock method and, with respect to the first fiscal quarter, shares issued in the PST merger (Note 1) held in escrow. For each of the periods presented, basic and diluted loss per share are the same due to the antidilutive effect of potential common shares outstanding.

5. RESTRUCTURING CHARGES

      In January 1999, the Company implemented a restructuring of operations plan designed to better align the Company's cost structure with its revenue reductions resulting from the decline in capital equipment expenditures in the semiconductor and computer hard disk industries. The plan includes workforce reductions as well as the consolidation of manufacturing and other operational facilities. The Company recorded restructuring charges of $2,318,000 in the period ended January 31, 1999, comprised of the following: severance charges of $1,202,000

                                 ADE CORPORATION
                    NOTES TO UNAUDITED CONDENSED CONSOLIDATED
                              FINANCIAL STATEMENTS

5. RESTRUCTURING CHARGES (CONTINUED)

related to the termination of 76 employees in general and administrative, marketing and sales, manufacturing, and engineering functions; $185,000 in lease termination penalties and $931,000 in non-cash fixed asset impairments related to furniture, fixtures and building improvements on the terminated leased facilities. The fair value of the impaired assets was determined as their estimated salvage value at the time of their eventual disposition increased by their estimated utility during their related service period through disposition. The Company anticipates these impaired assets will be removed from service by December 31, 1999. As of October 31, 1999, the Company had made lease termination payments of $185,000. Of the $1,202,000 in severance costs in accrued expenses as of May 1, 1999, $647,000 was paid during the six months ended October 31, 1999. Consolidation expenses are expected to continue through December 31, 1999.

Restructuring charge activity during the second quarter of fiscal 2000 and the related accrual as of October 31, 1999 is as follows:


Balance at July 31, 1999                     $ 763
Restructuring provision                          -
Severance payments                            (208)
                                       ------------
Balance at October 31, 1999                  $ 555
                                       ------------
                                       ------------




6. SEGMENT REPORTING

The Company has three reportable segments: ADE Semiconductor Systems Group ("SSG"), ADE Phase Shift ("PST") and ADE Technologies ("ATI"). SSG manufactures and markets metrology and inspection systems to the semiconductor wafer and device manufacturing industries that are used to improve yield and capital productivity. PST manufactures and markets high performance, non-contact surface metrology equipment using advanced interferometric technology that provides enhanced yield management to the data storage, semiconductor and optics industries. ATI manufactures and markets high precision magnetic characterization and non-contact dimensional metrology gaging systems primarily to the data storage industry. Sales of the Company's stand-alone software products and software consulting services are included in the "other" category. The Company's reportable segments are determined based upon the nature of the products, the external customers and customer industries and the sales and distribution methods used to market the products. The Company evaluates performance based upon profit or loss from operations. The Company does not measure the assets allocated to the segments. Management fees representing certain services provided by corporate offices have been allocated to each of the reportable segments based upon the usage of those services by each segment. Additionally, other income (loss), the benefit from income taxes and the equity in losses of affiliated companies are not included in segment profitability.

                                 ADE CORPORATION
                    NOTES TO UNAUDITED CONDENSED CONSOLIDATED
                              FINANCIAL STATEMENTS



6. SEGMENT REPORTING (CONTINUED)






                                                                  (IN THOUSANDS)
                                                  SSG        PST       ATI      OTHER      TOTAL
                                               ------------------------------- ---------------------
For the quarter ended October 31, 1999
   Revenue from external customers               $ 10,341   $ 1,874   $ 1,118      $ 38    $ 13,371
   Intersegment revenue                                13         -        64       243         320
   Loss from operations                            (4,329)     (233)   (1,203)     (629)     (6,394)
   Depreciation and amortization expense            1,167         4       103       111       1,385
   Capital expenditures                             1,659         6        36        13       1,714

FOR THE QUARTER ENDED OCTOBER 31, 1998
   Revenue from external customers                $ 7,282   $ 2,008   $ 2,326     $ 442    $ 12,058
   Intersegment revenue                                19         -       202       207         428
   Income (loss) from operations                  (11,149)      443    (1,487)     (558)    (12,751)
   Depreciation and amortization expense            1,161         4       102       304       1,571
   Capital expenditures                               786        17       133        51         987

FOR THE SIX MONTHS ENDED OCTOBER 31, 1999
   Revenue from external customers               $ 17,876   $ 3,109   $ 2,945     $ 162    $ 24,092
   Intersegment revenue                               127         -       115       326         568
   Loss from operations                           (10,263)     (634)   (1,828)   (1,483)    (14,208)
   Depreciation and amortization expense            2,411         7       205       338       2,961
   Capital expenditures                             3,883        39        59        20       4,001

FOR THE SIX MONTHS ENDED OCTOBER 31, 1998
   Revenue from external customers               $ 24,794   $ 5,078   $ 4,549     $ 855    $ 35,276
   Intersegment revenue                                40         -       355       382         777
   Income (loss) from operations                  (13,571)    1,628    (2,069)   (1,060)    (15,072)
   Depreciation and amortization expense            2,073         7       205       557       2,842
   Capital expenditures                             1,638        20       139       126       1,923

                                 ADE CORPORATION
                    NOTES TO UNAUDITED CONDENSED CONSOLIDATED
                              FINANCIAL STATEMENTS


6. SEGMENT REPORTING (CONTINUED)

The following is a reconciliation for the above items where aggregate reportable segment amounts differ from amounts contained in the Company's consolidated financial statements.

                                                                    Three months             Six months
                                                                  ended October 31,        ended October 31,
                                                                  1999        1998          1999        1998
                                                               ----------  -----------  ------------ -----------
  Total external revenue for reportable segments                  13,371       12,058       24,092       35,276
  Net impact of revenue recognition on sales to affiliate            254          181         1,895         991
                                                               ----------  -----------  ------------ -----------
  Total consolidated revenue                                      13,625       12,239        25,987      36,267
                                                               ----------  -----------  ------------ -----------
                                                               ----------  -----------  ------------ -----------

  Total operating loss for reportable segments                    (6,394)     (12,751)      (14,208)    (15,072)
  Net impact of intercompany gross profit eliminations and
     deferred profit on sales to affiliate                           300          275         1,394         515
                                                               ----------  -----------  ------------ -----------
  Total consolidated operating loss                               (6,094)     (12,476)      (12,814)    (14,557)
                                                               ----------  -----------  ------------ -----------
                                                               ----------  -----------  ------------ -----------

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

RESULTS OF OPERATIONS

RESTRUCTURING OF OPERATIONS

     In January 1999, the Company commenced efforts to consolidate its Charlotte, North Carolina operations into its Massachusetts facilities to better align the Company's cost structure with prevailing semiconductor market conditions and to position the Company with more efficient operations for the expected industry recovery. Non-recurring expenses associated with this consolidation incurred in the current period totaled $850,000. These non-recurring expenses included travel, recruiting, and employee training and have been included in general and administrative expenses. The Company anticipates costs in future periods associated with replacing certain personnel who have elected not to relocate to the Company's Massachusetts operations.



THREE MONTHS ENDED OCTOBER 31, 1999 COMPARED TO THREE MONTHS ENDED OCTOBER 31, 1998

      REVENUE. Revenue increased 11.3% to $13.6 million in the second quarter of fiscal 2000 from $12.2 million in the second quarter of fiscal 1999. Increased sales of the Company's products were primarily due to an increase in demand for capital equipment in the semiconductor wafer and device industries as well as the computer hard disk industry. Increased demand in the semiconductor market indicates the early stages of recovery from the current severe down cycle. Capital equipment utilization at wafer and device manufacturers has improved, resulting in capital equipment purchases to adjust capacity on existing lines. Advanced industry requirements have also resulted in technology purchases to evaluate the Company's next generation of products. For the three months ended October 31, 1999, 77.8% of the Company's revenue was derived from the semiconductor industry compared to 69.5% for the year earlier period. The Company sells its semiconductor products to both wafer and device manufacturers. Historically, the Company's semiconductor revenue has been derived to a greater extent from wafer manufacturers compared to device manufacturers. For the three months ended October 31, 1999, 89.1% of semiconductor revenue was derived from wafer manufacturers while 10.9% was derived from device manufacturers compared to 76.4% and 23.6%, respectively, for the year earlier period. Any increase in short-term chip demand or increases in semiconductor market capital expenditures is expected to impact device manufacturers prior to wafer manufacturers as wafer manufacturers are further down on the overall semiconductor industry supply chain. Although it is starting to show signs of recovery, the computer hard disk industry has been in a period of excess supply in many disk drive market segments which has resulted in reduced production and capital equipment purchases. The Company has continued to experience reduced revenue in each of its metrology product lines that are marketed to the computer hard disk industry. Disk industry revenue comprised 22.2% of total revenue for the three months ended October 31, 1999, compared to 30.5% for the year earlier period.

      GROSS MARGIN. Gross margin increased to 34.6% in the second quarter of fiscal 2000 from (4.6)% in the second quarter of 1999. This increase resulted primarily from the non-reoccurrence of a $2.2 million charge to increase inventory obsolescence reserves during the second quarter of 1999. The increased inventory obsolescence reserves from the second quarter of 1999 impacted both the semiconductor and computer disk drive product lines. Additionally, decreased indirect service costs contributed to the increase in gross margin during the second quarter of fiscal 2000 compared to the second quarter of 1999.

      RESEARCH AND DEVELOPMENT. Research and development expense decreased $1.9 million or 29.3% to $4.6 million in the second quarter of fiscal 2000 from $6.5 million in the second quarter of 1999 and decreased as a percentage of revenue to 33.5% from 52.8% in the second quarter of 1999. The decrease in expense resulted primarily from decreased project materials and consulting expenditures related to the Company's first generation surface inspection and wafer thickness 300mm tools and other cost containment measures. Also contributing to the decrease in research and development expenses is efficiencies obtained from the consolidation of the Charlotte, North Carolina operations into the Westwood, Massachusetts facility. The decrease in expense as a percentage of sales resulted from the significant decrease in research and development expense and the increase in revenues in the second quarter of fiscal 2000 compared to the second quarter of 1999. The Company has increased development efforts to enhance its existing 200mm and advanced 200mm wafer systems as its semiconductor industry customers seek to improve their yields on 200mm wafers as well as efforts to develop and enhance bridge tools, which can be used with either 200mm or 300mm wafers. The Company also continues to develop new products for the computer disk industry, including those which measure the magnetic properties of materials used in manufacturing disk drives. The Company is committed to continuing its investment in research and development to maintain its position as a technological leader, which may necessitate continued research and development spending at or above current levels.

      MARKETING AND SALES. Marketing and sales expense increased 3.9% to $3.4 million in the second quarter of fiscal 2000 from $3.2 million in the second quarter of 1999 and decreased as a percentage of revenue to 24.7% from 26.5% in the second quarter of 1999. The increased expense resulted primarily from increased commissions expense on sales made through internal sales representatives related to increased commission rates. The mix of sales channels through which the Company's products are sold may have a significant impact on the Company's marketing and sales expense and the results in any period may not be indicative of marketing and sales expense for future periods. The decrease in marketing and sales expense as a percentage of revenue resulted from the increase in revenue during the second quarter of fiscal 2000 discussed above.

      GENERAL AND ADMINISTRATIVE. General and administrative expenses increased 30.0% to $2.9 million in the second quarter of fiscal 2000 from $2.2 million in the second quarter of 1999 and increased as a percentage of revenue to 21.1% from 18.1% in the second quarter of 1999. Expenses increased primarily as a result of the costs associated with the consolidation of the Charlotte operations into the Westwood, Massachusetts facility. The increase in general and administrative expenses as a percent of revenue is consistent with the overall increase in the expenses.

      INTEREST INCOME, NET. Net interest income was $374,000 in the second quarter of fiscal 2000 compared to net interest income of $701,000 in the second quarter of 1999. The decrease in interest income resulted primarily from lower interest returns on reduced principal balances during the current period compared to the three months ended October 31, 1998, and interest expense related to the Company's obligations under separate $4.5 million, $4.0 million and $5.5 million Industrial Development Bonds ("IDB") issued in June 1999, December 1997 and June 1996, respectively, through various state and local bonding authorities.

      INCOME TAXES. There was no provision for or benefit from income taxes in the second quarter of fiscal 2000 compared to a benefit from income taxes of $4.2 million in the second quarter of fiscal 1999. The benefit from income taxes recognized in the second quarter of fiscal 1999 reflects the Company's estimated annual effective tax rate of 36%. The benefit from income taxes was primarily obtained through income tax refunds resulting from net operating loss carry-backs and from certain research and development credits. The Company continues to monitor the realizability of its current and long term deferred tax assets and provides for valuation allowances against these assets as appropriate. The Company has increased its valuation allowances during the three months ended October 31, 1999 by $1.9 million.

      EQUITY IN NET LOSS OF AFFILIATED COMPANIES. Equity in net loss of affiliated companies was $149,000 in the second quarter of fiscal 2000 compared to equity in net loss of affiliated companies of $324,000 in the second quarter of 1999. The Company's affiliates sell primarily to the semiconductor industry and the current period loss reflects the overall downturn in the semiconductor industry. The Company remains uncertain about when growth in the semiconductor industry will result in improved financial results for its affiliates. Furthermore, there can be no assurance that any overall growth in the semiconductor industry will result in increased profitability for the Company's affiliates.

SIX MONTHS ENDED OCTOBER 31, 1999 COMPARED TO SIX MONTHS ENDED OCTOBER 31, 1998


      REVENUE. Revenue decreased 28.3% to $26.0 million in the 6 months ended October 31, 1999 from $36.3 million in the year earlier period. Decreased sales of the Company's products were primarily due to reduced demand for capital equipment in the semiconductor wafer and device industries as well as the computer hard disk industry. Reduced demand in the semiconductor market resulted from excess manufacturing capacity for 200mm wafers, continued delays in large-scale production of 300mm wafers and an overall uncertainty about short-term chip demand. For the six months ended October 31, 1999, 76.7% of the Company's revenue was derived from sales to the semiconductor industry compared to 74.7% for the year earlier period. The Company sells its semiconductor products to both wafer and device manufacturers. Historically, the Company's semiconductor revenue has been derived to a greater extent from wafer manufacturers compared to device manufacturers. For the six months ended October 31, 1999, 85.5% of semiconductor revenue was derived from wafer manufacturers while 14.5% was derived from device manufacturers compared to 90.4% and 9.6%, respectively, for the year earlier period. Any increase in short-term chip demand or increases in semiconductor market capital expenditures is expected to impact device manufacturers prior to wafer manufacturers as wafer manufacturers are further down on the overall semiconductor industry supply chain.

      The computer hard disk industry is also in a period of excess supply, which has resulted in reduced production and capital equipment purchases. Disk industry revenue comprised 23.3% of total revenue for the six months ended October 31, 1999, compared to 31.0% for the year earlier period.

      GROSS MARGIN. Gross margin increased to 37.8% for the six months ended October 31,1999 from 27.6% in the year earlier period. This increase resulted primarily from the non-reoccurrence of a $2.2 million charge to increase inventory obsolescence reserves during the six months ended October 31, 1998. The increased inventory obsolescence reserves from fiscal 1999 impacted both the semiconductor and computer disk drive product lines. Additionally, decreased indirect service costs contributed to the increase in gross margin during the first six months of fiscal 2000 compared to the year earlier period.

      RESEARCH AND DEVELOPMENT. Research and development expense decreased $3.0 million or 22.8% to $10.1 million in the six months ended October 31, 1999 from $13.1 million in the year earlier period and increased as a percentage of revenue to 39.0% from 36.2% in the second quarter of 1999. The decrease in expense resulted primarily from decreased project materials and consulting expenditures related to the Company's first generation surface inspection and wafer thickness 300mm tools and other cost containment measures. Also contributing to the decrease in research and development expenses is efficiencies obtained from the consolidation of the Charlotte, North Carolina operations into the Westwood, Massachusetts facility. The increase in expense as a percentage of sales resulted from the significant decrease in revenue as discussed above. The Company has increased development efforts to enhance its existing 200mm and advanced 200mm wafer systems as its semiconductor industry customers seek to improve their yields on 200mm wafers as well as efforts to develop and enhance bridge tools, which can be used with either 200mm or 300mm wafers. The Company also continues to develop new products for the computer disk industry, including those which measure the magnetic properties of materials used in manufacturing disk drives. The Company is committed to continuing its investment in research and development to maintain its position as a technological leader, which may necessitate continued research and development spending at or above current levels.

      MARKETING AND SALES. Marketing and sales expense decreased 4.4% to $6.1 million in the six months ended October 31, 1999 from $6.4 million during the year earlier period and increased as a percentage of revenue to 23.4% from 17.5% in the year earlier period. The reduced expense resulted primarily from reduced commissions expense related to a lower volume of sales made through external sales representatives in certain foreign markets, primarily in Asia, and reduced travel expenses during the first six months of fiscal 2000. The mix of sales channels through which the Company's products are sold may have a significant impact on the Company's marketing and sales expense and the results in any period may not be indicative of marketing and sales expense for future periods. The increase in marketing and sales expense as a percentage of revenue resulted from the decrease in revenue during the first six months of fiscal 2000 as discussed above.

      GENERAL AND ADMINISTRATIVE. General and administrative expenses increased 26.4% to $6.4 million for the six months ended October 31, 1999 from $5.1 million for the year earlier period and increased as a percentage of revenue to 24.8% from 14.0% in the year earlier period. Expenses increased primarily as a result of the costs associated with the consolidation of the Charlotte operations into the Westwood, Massachusetts facility. The increase in general and administrative expenses as a percent of revenue resulted from the decrease in revenue during the first six months of fiscal 2000 as discussed above.

      INTEREST INCOME, NET. Net interest income was $522,000 in the six months ended October 31, 1999 compared to net interest income of $1.5 million in the year earlier period. The decrease in interest income resulted primarily from lower interest returns on reduced principal balances during the current period compared to the six months ended October 31, 1998, and interest expense related to the Company's obligations under separate $4.5 million, $4.0 million and $5.5 million Industrial Development Bonds ("IDB") issued in June 1999, December 1997 and June 1996, respectively, through various state and local bonding authorities.

      INCOME TAXES. There was no provision for or benefit from income taxes for the six months ended October 31, 1999 compared to a benefit from income taxes of $4.7 million in the year earlier period. The benefit from income taxes recognized in the six months ended October 31, 1998 reflects the Company's estimated annual effective tax rate of 36%. The benefit from income taxes was primarily obtained through income tax refunds resulting from net operating loss carry-backs and from certain research and development credits. The Company continues to monitor the realizability of its current and long term deferred tax assets and provides for valuation allowances against these assets as appropriate. The Company has increased its valuation allowances during the six months ended October 31, 1999 by $4.2 million.

      EQUITY IN NET LOSS OF AFFILIATED COMPANIES. Equity in net loss of affiliated companies was $763,000 in the six months ended October 31, 1999 compared to equity in net loss of affiliated companies of $331,000 in the year earlier period. The Company's affiliates sell primarily to the semiconductor industry and the current period loss reflects the overall downturn in the semiconductor industry. The Company remains uncertain about when growth in the semiconductor industry will result in improved financial results for its affiliates. Furthermore, there can be no assurance that any overall growth in the semiconductor industry will result in increased profitability for the Company's affiliates.

LIQUIDITY AND CAPITAL RESOURCES

      At October 31, 1999, the Company had $39.5 million in cash and cash equivalents and $73.3 million in working capital. In addition, the Company had $3.8 million in restricted cash used as security for tax-exempt Industrial Development Bonds issued through the Massachusetts Industrial Finance Agency. Under the terms of the bond agreement, the Company may substitute a letter of credit in an amount equal to approximately 105% of the outstanding principal balance as collateral for the Company's obligations under the IDB, assuming the Company has the ability to borrow under the Credit Facility described below or another facility. Such actions would allow the restricted cash balance to be used for general corporate purposes. The Company also has an unsecured revolving line of credit facility (the "Credit Facility") with a bank, with a maximum borrowing amount of $8 million. The Credit Facility provides the Company the option of borrowing at either the bank's prime rate or the bank's LIBOR rate plus 2%. At October 31, 1999, the Company was in violation of certain financial covenants related to the Credit Facility, which provides the bank with the right to withhold future advances under the Credit Facility, to require cash deposits as security for any future advances or to offset any and all of the Company's cash deposits with the bank against any outstanding borrowings under the Credit Facility. The Credit Facility expires and all outstanding amounts thereunder are due December 21, 1999. There were no borrowings outstanding under the Credit Facility at October 31, 1999. The Company does not intend to renew the credit facility upon its expiration.

      Cash used in operating activities for the six months ended October 31, 1999 was $16.3 million. This amount resulted from a net loss of $13.1 million, adjusted for non-cash charges of $3.8 million and a $7.0 million net increase in working capital accounts. Non-cash items consisted primarily of $3.0 million of depreciation and amortization and $817,000 of the Company's share of the net loss of affiliated companies.

      Cash used in investing activities was $5.8 million, and consisted of primarily of $4.0 million for purchases of fixed assets and an increase in other assets of $1.1 million relating primarily to a payment for a license fee.

      Cash provided by financing activities was $287,000, which consisted of $575,000 of aggregate proceeds from the issuance of common stock from the exercise of stock options, partially offset by $288,000 in repayments of long-term debt.

      The Company expects to meet its near-term working capital needs and capital expenditures primarily through cash generated from operations, its available cash and cash equivalents and the above-referenced Credit Facility.

YEAR 2000

     The Company has a Task Force that is assessing on a continuing basis the nature, extent and cost of remediation of any Year 2000 ("Y2K") readiness issues confronting the Company and its suppliers, customers and other critical third parties. The project encompasses reviewing the Company's products and internal systems, both information technology ("IT") and non-information technology ("non-IT") as well as the Year 2000 readiness of companies with which the Company has a material relationship, including customers, suppliers, creditors, financial organizations, utility providers and governmental agencies. This assessment is continuing at each of its operating units and the Company has identified certain requisite corrective actions described below.

      PRODUCTS. The Company adheres to standard Y2K testing guidelines as recommended by an international consortium of semiconductor manufacturers. The readiness status of specific Company products is posted on the Company's website located at www.ade.com. Corrective actions for software included in the Company's products have included formulating software patches that provide proper system operation or a combination of software patches and upgrades that provide proper system operation and proper recognition of dates after December 31, 1999. As posted on the Company's website, these patches and upgrades have been or will be provided to customers upon request. The Company also sells software products that are bundled with or sold separately from the Company's capital equipment products. The ability of a majority of these software products to function as a Year 2000 ready product is dependent upon the Year 2000 readiness of the user's operating system and any other software with which the Company's products will interact. The Company has completed all testing and corrective actions related to Year 2000 issues in its products.

However, notwithstanding such efforts, any failure of the Company's products to perform, including system malfunctions due to inability to recognize dates after December 31, 1999, could disrupt business operations and could result in claims against the Company, which could seriously harm the Company's business, results of operations and financial condition.

     INFORMATION TECHNOLOGY. The Company has completed its review of its internal software applications and has determined that all network systems and server architecture are Y2K-ready. The Company utilizes standard, vendor supplied software for its electronic mail, corporate communications, engineering design, manufacturing and materials purchasing/planning, accounting, desktop and database systems. The Company has contacted these vendors to obtain assurances that these IT systems are or will be Y2K compliant. While the Company has not received notice from any vendor of Y2K unreadiness, nonetheless, the failure of any such IT system to be Y2K compliant could have a material adverse effect on the Company and no assurance can be provided that all such programs will be implemented on a timely basis.

     NON-INFORMATION TECHNOLOGY. The Company is aware of potential non-IT system (building security, voice mail, telecommunications, utility and water systems, etc.) risk associated with the Y2K issue and has evaluated its potential exposure at each of its facilities. The Company has completed any necessary renovation of its non-IT systems as well as the validation of any repairs. Formal queries to landlords, water, utility and telecommunications providers for the Company's domestic and international locations, and other third parties with whom the Company has material relationships have been sent to these suppliers to assess the systems' Y2K readiness.

     SUPPLIERS AND CUSTOMERS. The Company continues the process of inquiring of its significant suppliers and customers the status of their Y2K readiness through completion of a Year 2000 Readiness Supplier Questionnaire that has been developed by a consortium of semiconductor manufacturers. All such requests have been sent and, as of October 31, 1999, the Company has received responses to approximately 90% of these inquiries. Each of the responses received has indicated the respective third party is or will be Y2K ready by December 31, 1999. However, the Company has no means of assuring that third parties will achieve Y2K readiness. Furthermore, there can be no assurance that IT, non-IT and other suppliers who have provided Y2K readiness documentation will be Y2K compliant or that such documentation accurately and fully reflects the Y2K readiness of their systems. The Company's assessments of the effects of Y2K on the Company are based, in part, upon information received from third parties and the Company's reliance on that information. The failure of any such supplier's systems to be Y2K compliant may have a material adverse effect on the Company's business, results of operations or financial condition.

     YEAR 2000 COSTS AND EXPENSES. The Company has used both internal and external resources to address Y2K readiness and to program, test and implement software for Y2K modifications. The Company specifically tracks the costs associated with Task Force meetings (including related travel expenditures), Y2K educational seminars, product software testing and patch development costs (consulting and internal payroll costs), network server upgrades, internal payroll costs related to the contacting of third parties to determine Y2K status, and postage and related costs associated with providing patches and upgrades to customers for software utilized in the Company's products. The Company has not separately tracked the costs of utilizing its internal information systems personnel in addressing its Y2K readiness, with these costs principally relating to payroll and related benefits. Total costs for Y2K readiness have been estimated to be approximately $250,000, of which approximately $157,000 have been incurred throughout all phases of the Y2K project. Costs incurred to date have been and anticipated future costs are expected to be funded through operations. As the Company continues to complete its Y2K readiness plan, actual costs may exceed the current estimate.

     CONTINGENCY PLANS. The Company's contingency plan with respect to the Y2K issue continues to be developed. The Company is continuing the process of reviewing the status of all third party suppliers. Replacement suppliers will be identified for critical suppliers who the Company believes will not be Y2K ready. The Company is considering contingency plans on a global basis relative to systematic failure of electricity or telecommunications beyond the control of the Company. There can be no assurance that any contingency plan measures will mitigate the impact of Y2K problems.

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


OTHER RISK FACTORS

      Capital expenditures by semiconductor wafer and device manufacturers historically have been cyclical as they in turn depend upon the current and anticipated demand for integrated circuits. While the semiconductor industry appears to be recovering from a severe down cycle, it is not clear when semiconductor wafer manufacturers, who account for approximately 66% of the Company's revenue, will be in a position to increase their purchases of capital equipment. The computer disk drive industry has been in a period of oversupply and excess manufacturing capacity and this has also had an adverse impact on the Company. At October 31, 1999, the Company's backlog was $27.0 million, which represents a 55.2% increase from the second quarter of fiscal 1999. The Company remains uncertain about when growth in revenue will return. The Company continues to evaluate its cost structure relative to expected revenue and will continue to implement aggressive cost containment measures.

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

                  None

ITEM 3.           DEFAULTS UPON SENIOR SECURITIES:

                  None

ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS:

                  The Annual Meeting of Stockholders was held on September 16, 1999. The stockholders voted on the following matters:

                  1. Election of Directors

                  NOMINEE                    FOR                        AGAINST

                  Robert C. Abbe           12,207,560                   72,323
                  Harris Clay              12,207,560                   72,323
                  Landon T. Clay           12,207,560                   72,323
                  H. Kimball Faulkner      12,207,560                   72,323
                  Chris L. Koliopoulos     12,207,560                   72,323
                  Francis B. Lothrop, Jr   12,207,560                   72,323
                  Kendall Wright           12,206,960                   72,923

                  There were no abstentions and 1,046,707 broker non-votes with respect to this matter.

                  2. Appointment of PricewaterhouseCoopers LLP as the Company's
                     independent public accountants for the fiscal year ending April 30, 2000

                  FOR                       AGAINST               ABSTAIN
                  ---                       -------               -------
                  12,269,623                 1,652                 8,608

                  There were 1,046,707 broker non-votes with respect to this matter.


ITEM 5.           OTHER INFORMATION:

                  None

ITEM 6.           EXHIBITS AND REPORTS ON FORM 8-K:

                  a. See Exhibit Index, Page 21

                  b. Reports on Form 8-K

                     None

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ADE CORPORATION



Date: December 14, 1999          /s/ Brian J. Heath
                                 ---------------------------------------------
                                 Brian J. Heath
                                 Director of Finance

Date: December 14, 1999          /s/ Robert C. Abbe
                                 ---------------------------------------------
                                 Robert C. Abbe
                                 President and Chief Executive Officer

                                ADE CORPORATION
                                  EXHIBIT INDEX


Exhibit
No.                        Description
-----        -------------------------------------------------------------------

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

10.6 Employee Stock Purchase Plan (as amended) (filed as Exhibit 10.6 to the Company's Form 10-K for the fiscal year ended April 30, 1996 and incorporated herein by reference).*



10.7         Lease of Corporate Headquarters in Newton, Massachusetts, dated
             December 9, 1988, as amended, between the Company and Wellco Newton
             Limited Partnership (which Lease and amendment were filed as Exhibit 10.6 to the Company's Registration Statement on Form S-1
             (33-96408) or amendments thereto and incorporated herein by reference); and Third Amendment dated June 6, 1997 (filed as
             Exhibit 10.7 to the Company's Form 10-K for the fiscal year ended
             April 30, 1999 and incorporated herein by reference).

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

10.20        Escrow Agreement dated as of May 31, 1998 by and among ADE
             Corporation, Chris Koliopoulos, David Basila, and Norman Fenton as
             Escrow Agent (filed as Exhibit 10.20 to the Company's Form 10-K for the fiscal year ended April 30, 1999 and incorporated herein by reference).

10.21 Noncompetition Agreement dated as of May 31, 1998 by and between ADE Corporation and Chris Koliopoulos (filed as Exhibit 10.21 to the Company's Form 10-K for the fiscal year ended April 30, 1999 and incorporated herein by reference).

10.22 Noncompetition Agreement dated as of May 31, 1998 by and between ADE Corporation and David Basila (filed as Exhibit 10.22 to the
             Company's Form 10-K for the fiscal year ended April 30, 1999 and incorporated herein by reference).

10.23        Employment Agreement dated as of May 31, 1998 by and between Phase
             Shift Technology, Inc. and Chris Koliopoulos (filed as Exhibit
             10.23 to the Company's Form 10-K for the fiscal year ended April
             30, 1999 and incorporated herein by reference).

10.24        Employment Agreement dated as of May 31, 1998 by and between Phase
             Shift Technology, Inc. and David Basila (filed as Exhibit 10.24 to the Company's Form 10-K for the fiscal year ended April 30, 1999 and incorporated herein by reference).

11.1         Statement re Computation of Per Share Earnings (filed herewith as
             Note 4 to the Financial Statements).

23.1         Consent of PricewaterhouseCoopers LLP (filed herewith).

24.1 Power of Attorney (filed herewith as part of the signature page hereto).

27           Financial Data Schedule (filed herewith).

--------------------------

* Compensatory plan or agreement applicable to management and employees.