Form 10-Q
period 2000-01-31
ADE CORP
filed 2000-03-15
CIK 884498

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            -------------------------

                                    FORM 10-Q

                QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE

                         SECURITIES EXCHANGE ACT OF 1934

     For Quarter Ended: JANUARY 31, 2000     Commission File Number 0-26714
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

                                                YES     X     NO ______

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

  Common Stock, par value $.01 per share                13,444,602 shares
  --------------------------------------          ----------------------------
                   Class                          Outstanding at March 9, 2000

                                 ADE CORPORATION
                                      INDEX

                                                                              Page
                                                                              ----

PART I. - FINANCIAL INFORMATION

  Item 1.    Condensed Consolidated Financial Statements (unaudited)

               Condensed Consolidated Balance Sheet-
                   January 31, 2000 and April 30, 1999                           3

               Condensed Consolidated Statement of Operations-
                   Three and Nine Months Ended January 31, 2000 and 1999         4

               Condensed Consolidated Statement of Cash Flows -
                   Nine Months Ended January 31, 2000 and 1999                   5

               Notes to Unaudited Condensed Consolidated Financial Statements    6

  Item 2.    Management's Discussion and Analysis of Financial Condition
              and Results of Operations                                         11

PART II.  -  OTHER INFORMATION                                                  17

SIGNATURES                                                                      18

EXHIBIT INDEX                                                                   19


                                 ADE CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEET
                                 (in thousands)


                                                     January 31,     April 30,
                                                        2000           1999
                                                     ---------      ---------
                                                           (Unaudited)

ASSETS
Current assets:
  Cash and cash equivalents                          $  33,306      $  61,278
  Accounts receivable, net                              12,043         11,843
  Inventories                                           28,272         22,178
  Prepaid expenses and other current assets              8,378          8,007
  Deferred income taxes                                  4,887          7,419
                                                     ---------      ---------
      Total current assets                              86,886        110,725

Fixed assets, net                                       29,721         28,268
Deferred income taxes                                    5,496          2,964
Investments                                              3,061          3,869
Intangible assets, net                                   4,083          3,669
Restricted cash                                          3,755          3,533
Other assets                                               400            402
                                                     ---------      ---------
                                                     $ 133,402      $ 153,430
                                                     =========      =========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Current portion of long-term debt                  $     593      $     575
  Accounts payable                                       3,836          2,256
  Accrued expenses and other current liabilities        11,513         15,449
  Deferred income on sales to affiliates                   979          1,791
                                                     ---------      ---------
      Total current liabilities                         16,921         20,071

Long-term debt                                          12,094         12,537

STOCKHOLDERS' EQUITY:
  Common stock                                             133            133
  Capital in excess of par value                       101,236        100,146
  Retained earnings                                      3,054         20,625
                                                     ---------      ---------
                                                       104,423        120,904
  Deferred compensation                                    (36)           (82)
                                                     ---------      ---------
                                                     ---------      ---------
                                                       104,387        120,822
                                                     ---------      ---------
                                                     $ 133,402      $ 153,430
                                                     =========      =========



    The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

                                 ADE CORPORATION
                 CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                (in thousands, except per share data, unaudited)


                                                    Three months                Nine months
                                                  ended January 31,           ended January 31,
                                                 2000          1999          2000          1999
                                               --------      --------      --------      --------

Revenue                                        $ 16,576      $ 12,432      $ 42,563      $ 48,699
Cost of revenue                                   9,225        10,209        25,379        36,465
                                               --------      --------      --------      --------
    Gross profit                                  7,351         2,223        17,184        12,234
                                               --------      --------      --------      --------
Operating expenses:
  Research and development                        5,411         5,084        15,538        18,199
  Marketing and sales                             3,134         2,707         9,218         9,069
  General and administrative                      2,964         2,463         9,402         7,555
  Restructuring charges                              --         2,318            --         2,318
                                               --------      --------      --------      --------
    Total operating expenses                     11,509        12,572        34,158        37,141
                                               --------      --------      --------      --------
Loss from operations                             (4,158)      (10,349)      (16,974)      (24,907)

Interest income, net                                318           653           841         2,115
                                               --------      --------      --------      --------
Loss before benefit from income
  taxes and equity in net loss of
  affiliated companies                           (3,840)       (9,696)      (16,133)      (22,792)
Benefit from income taxes                            --        (3,519)           --        (8,235)
                                               --------      --------      --------      --------
Loss before equity in net loss of
  affiliated companies                           (3,840)       (6,177)      (16,133)      (14,557)

Equity in net loss of affiliated companies         (676)         (422)       (1,438)         (754)
                                               --------      --------      --------      --------
Net loss                                       $ (4,516)     $ (6,599)     $(17,571)     $(15,311)
                                               ========      ========      ========      ========
Basic and diluted loss per share               $  (0.34)     $  (0.51)     $  (1.32)     $  (1.18)

Weighted average shares outstanding -
  basic and diluted                              13,403        13,001        13,319        12,963



    The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

                                 ADE CORPORATION
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                            (in thousands, unaudited)


                                                                         Nine months ended
                                                                             January 31,
                                                                         2000          1999
                                                                       --------      --------

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                             $(17,571)     $(15,311)
  Adjustments to reconcile net loss to
    net cash used in operating activities:
      Depreciation and amortization                                       4,045         4,371
      Equity in net loss of affiliated companies,
        net of dividends received                                         1,493           862
      Restructuring charges                                                  --           931
      Deferred income taxes                                                  --        (1,387)
      Changes in assets and liabilities:
        Accounts receivable, net                                           (200)        6,100
        Inventories                                                      (6,094)        2,735
        Prepaid expenses and other current assets                          (371)       (1,148)
        Accounts payable                                                  1,580        (3,019)
        Accrued expenses and other current liabilities                   (3,936)         (698)
        Deferred income on sales to affiliate                              (812)       (1,434)
                                                                       --------      --------
            Net cash used in operating activities                       (21,866)       (7,998)
                                                                       --------      --------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of fixed assets                                              (4,862)       (2,910)
  Change in restricted cash                                                (222)          225
  Advances to affiliated company                                           (685)         (900)
  Increase in other assets                                               (1,048)         (116)
                                                                       --------      --------
            Net cash used in investing activities                        (6,817)       (3,701)
                                                                       --------      --------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Repayment of long-term debt                                              (425)         (325)
  Proceeds from issuance of common stock                                  1,136           829
  Tax benefit related to the exercise of common stock options                --           112
                                                                       --------      --------
            Net cash provided by financing activities                       711           616
                                                                       --------      --------
Net  decrease in cash and cash equivalents                              (27,972)      (11,083)
Cash and cash equivalents, beginning of period                           61,278        72,711
                                                                       --------      --------
Cash and cash equivalents, end of period                               $ 33,306      $ 61,628
                                                                       ========      ========


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

2.   INVENTORIES

     Inventories consist of the following:


                                            (in thousands)
                                         January 31,  April 30,
                                            2000        1999
                                          -------     -------
                                        (unaudited)

Raw materials and purchased parts         $13,371     $13,190
Work-in-process                            13,645       8,211
Finished goods                              1,256         777
                                          =======     =======
                                          $28,272     $22,178
                                          =======     =======


                                 ADE CORPORATION
                    NOTES TO UNAUDITED CONDENSED CONSOLIDATED
                              FINANCIAL STATEMENTS


3.   ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

     Accrued expenses and other current liabilities consist of the following:


                                                        (in thousands)
                                                    January 31,  April 30,
                                                       2000        1999
                                                      -------     -------
                                                    (unaudited)

Accrued salaries, wages, vacation pay and bonuses      $ 1,596     $ 1,901
Accrued commissions                                        391       1,305
Accrued warranty costs                                   1,091       1,340
Accrued severance, restructuring                           301       1,246
Deferred revenue                                         6,463       6,070
Other                                                    1,671       3,587
                                                       =======     =======
                                                       $11,513     $15,449
                                                       =======     =======


4.   LOSS PER SHARE

     Basic loss per share is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted loss per share is computed using the weighted average number of common shares outstanding and gives effect to all dilutive potential common shares outstanding during the period. Potential common shares outstanding include shares issuable upon the assumed exercise of dilutive stock options reflected under the treasury stock method and, with respect to the three and nine months ended January 31, 1999, shares issued in the PST merger (Note 1) held in escrow. For each of the periods presented, basic and diluted loss per share are the same due to the antidilutive effect of potential common shares outstanding.

5.   RESTRUCTURING CHARGES

     In January 1999, the Company implemented a restructuring of operations plan designed to better align the Company's cost structure with its revenue reductions resulting from the decline in capital equipment expenditures in the semiconductor and computer hard disk industries. The plan includes workforce reductions as well as the consolidation of manufacturing and other operational facilities. The Company recorded restructuring charges of $2,318,000 in the period ended January 31, 1999, comprised of the following: severance charges of $1,202,000 related to the termination of 76 employees in general and administrative, marketing and sales, manufacturing, and engineering functions; $185,000 in lease termination penalties and $931,000 in non-cash fixed asset impairments related to furniture, fixtures and building improvements on the terminated leased facilities. The fair value of the impaired assets was determined as their estimated salvage value at the time of their eventual disposition increased by their estimated utility during their related service period through disposition. These impaired assets have been removed from service by January 31, 2000. Of the $1,202,000 in severance costs in accrued expenses as of May 1, 1999, $901,000 was paid during the nine months ended January 31, 2000.

                                 ADE CORPORATION
                    NOTES TO UNAUDITED CONDENSED CONSOLIDATED
                              FINANCIAL STATEMENTS


5. RESTRUCTURING CHARGES (CONTINUED)

Restructuring charge activity during the third quarter of fiscal 2000 and the related accrual as of January 31, 2000 is as follows:



Balance at October 31, 1999     $ 555
Restructuring provision            --
Severance payments               (254)
                                -----
                                =====
Balance at January 31, 2000     $ 301
                                =====


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


                                                               (IN THOUSANDS)
                                           SSG          PST          ATI         OTHER        TOTAL
                                         --------     --------     --------     --------     --------
FOR THE QUARTER ENDED JANUARY 31, 2000
Revenue from external customers          $ 13,213     $  1,842     $  2,889     $     84     $ 18,028
Intersegment revenue                          344           --           82          123          549
Loss from operations                       (2,507)        (203)        (110)        (849)      (3,669)
Depreciation and amortization expense       1,139           63           92          113        1,407
Capital expenditures                          747           54           46           14          861

FOR THE QUARTER ENDED JANUARY 31, 1999
Revenue from external customers          $  7,444     $  1,521     $  2,222     $     62     $ 11,249
Intersegment revenue                            1           --           74           85          160
Loss from operations                       (9,436)         (68)        (726)        (957)     (11,187)
Depreciation and amortization expense       1,049            4          105          302        1,460
Capital expenditures                        1,525           --           94           28        1,647



                                                                 (IN THOUSANDS)
                                               SSG         PST         ATI        OTHER       TOTAL
                                             --------    --------    --------    --------    --------
FOR THE NINE MONTHS ENDED JANUARY 31, 2000
   Revenue from external customers .......   $ 31,089    $  4,951    $  5,834    $    246    $ 42,120
   Intersegment revenue ..................        472        --           196         449       1,117
   Loss from operations ..................    (12,770)       (837)     (1,938)     (2,333)    (17,878)
   Depreciation and amortization expense .      3,132         190         273         450       4,045
   Capital expenditures ..................      4,631          93         105          33       4,862

FOR THE NINE MONTHS ENDED JANUARY 31, 1999
   Revenue from external customers .......   $ 32,238    $  6,600    $  6,771    $    917    $ 46,526
   Intersegment revenue ..................         42        --           429         466         937
   Income (loss) from operations .........    (23,008)      1,560      (2,795)     (2,017)    (26,260)
   Depreciation and amortization expense .      3,187          11         314         859       4,371
   Capital expenditures ..................      2,445         177         145         143       2,910


The following is a reconciliation for the above items where aggregate reportable segment amounts differ from amounts contained in the Company's unaudited condensed consolidated financial statements.


                                                            Three months           Nine months
                                                           ended January 31,     ended January 31,
                                                            2000       1999       2000       1999
                                                           -------    -------    -------    -------
Total external revenue for reportable segments .........    18,028     11,249     42,120     46,526
Net impact of revenue recognition on sales to affiliate     (1,452)     1,183        443      2,173
                                                           -------    -------    -------    -------
Total consolidated revenue .............................    16,576     12,432     42,563     48,699
                                                           =======    =======    =======    =======
Total operating loss for reportable segments ...........    (3,669)   (11,187)   (17,878)   (26,260)
Net impact of intercompany gross profit eliminations and
   deferred profit on sales to affiliate loss ..........      (489)       838        904      1,353
                                                           -------    -------    -------    -------
                                                            (4,158)   (10,349)   (16,974)   (24,907)
                                                           =======    =======    =======    =======


7.   NEW ACCOUNTING PRONOUNCEMENTS

     In December 1999, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin No. 101 (SAB 101), "Revenue Recognition in Financial Statements." SAB 101 summarizes the SEC's views in applying generally accepted accounting principles to selected revenue recognition issues. The Company is required to adopt SAB 101 in the first quarter of fiscal 2001. The impact of SAB 101 has not yet been determined on the Company's financial statements.

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

     Non-recurring expenses associated with this consolidation incurred in the three and nine months ended January 31, 2000 were $720,000 and $3.1 million, respectively. These non-recurring expenses included travel, recruiting, and employee training and have been included in general and administrative expenses. The Company does not anticipate significant costs in future periods associated with replacing certain personnel who had elected not to relocate to the Company's Massachusetts operations.

THREE MONTHS ENDED JANUARY 31, 2000 COMPARED TO THREE MONTHS ENDED JANUARY 31, 1999

     REVENUE. Revenue increased 33.3% to $16.6 million in the third quarter of fiscal 2000 from $12.4 million in the third quarter of fiscal 1999. Increased sales of the Company's products were primarily due to an increase in demand for capital equipment in the semiconductor wafer and device industries as well as the computer hard disk industry. Increased demand in the semiconductor market indicates the continued industry recovery from the recent severe down cycle. Capital equipment utilization at wafer and device manufacturers has improved, resulting in some capital equipment purchases to adjust capacity on existing lines. Advanced industry requirements driven by shrinking device dimensions and larger silicon wafers have resulted in technology purchases to evaluate the Company's next generation of products. For the three months ended January 31, 2000, 71.2% of the Company's revenue was derived from the semiconductor industry compared to 75.4% for the year earlier period. The Company sells its semiconductor products to both wafer and device manufacturers. Historically, the Company's semiconductor revenue has been derived to a greater extent from wafer manufacturers compared to device manufacturers. For the three months ended January 31, 2000, 75.2% of semiconductor revenue was derived from wafer manufacturers while 24.8% was derived from device manufacturers compared to 74.7% and 25.3%, respectively, for the year earlier period. Any increase in short-term chip demand or increases in semiconductor market capital expenditures is expected to impact device manufacturers prior to wafer manufacturers as wafer manufacturers are further down on the overall semiconductor industry supply chain. Although it is continuing to show signs of recovery, the computer hard disk industry had been in a period of excess supply in many disk drive market segments which had resulted in reduced production and capital equipment purchases. The Company is beginning to experience increased revenue in each of its metrology product lines that are marketed to the computer hard disk industry. Disk industry revenue comprised 28.8% of total revenue for the three months ended January 31, 2000, compared to 24.6% for the year earlier period.

     GROSS MARGIN. Gross margin increased to 44.3% in the third quarter of fiscal 2000 from 17.9% in the third quarter of fiscal 1999. The increase in the gross margin resulted primarily from the effect of increased sales volume and a reduction in material costs during the third quarter of fiscal 2000.

     RESEARCH AND DEVELOPMENT. Research and development expense increased 6.4% to $5.4 million in the third quarter of fiscal 2000 from $5.1 million in the third quarter of fiscal 1999 and decreased as a percentage of revenue to 32.6% from 40.9% in the third quarter of 1999. The decrease in expense as a percentage of sales resulted from the significant increase in revenues in the third quarter of fiscal 2000 compared to the third quarter of 1999. The Company has continued its development efforts to enhance its existing 200mm and advanced 200mm wafer systems as its semiconductor industry customers seek to improve their yields on 200mm wafers as well as efforts to develop and enhance bridge tools, which can be used with either 200mm or 300mm wafers. The Company also continues to develop new products for the computer disk industry, including those which measure the magnetic properties of materials used in manufacturing disk drives. The Company is committed to continuing its investment in research and development to maintain its position as a technological leader, which may necessitate continued research and development spending at or above current levels.

     MARKETING AND SALES. Marketing and sales expense increased 15.8% to $3.1 million in the third quarter of fiscal 2000 from $2.7 million in the third quarter of 1999 and decreased as a percentage of revenue to 18.9% from 21.8% in the third quarter of fiscal 1999. The increased expense resulted primarily from increased commissions expense due to increased sales volume during the third quarter of fiscal 2000. Also contributing to the increase was an increase in marketing expense due to an investment by the Company to enhance device marketing. The mix of sales channels through which the Company's products are sold may have a significant impact on the Company's marketing and sales expense and the results in any period may not be indicative of marketing and sales expense for future periods. The decrease in marketing and sales expense as a percentage of revenue resulted from the increase in revenue during the third quarter of fiscal 2000 discussed above.

     GENERAL AND ADMINISTRATIVE. General and administrative expenses increased 20.3% to $3.0 million in the third quarter of fiscal 2000 from $2.5 million in the third quarter of fiscal 1999 and decreased as a percentage of revenue to 17.9% from 19.8% in the third quarter of fiscal 1999. Expenses increased primarily as a result of expenses related to the final consolidation of the Charlotte operations into the Westwood, Massachusetts facility. The decrease in general and administrative expenses as a percent of revenue resulted from the increase in revenue during the third quarter of fiscal 2000 as discussed above.

     INTEREST INCOME, NET. Net interest income was $318,000 in the third quarter of fiscal 2000 compared to net interest income of $653,000 in the third quarter of fiscal 1999. The decrease in interest income resulted primarily from reduced principal balances during the current period compared to the three months ended January 31, 1999, and interest expense related to the Company's obligations under separate $4.5 million, $4.0 million and $5.5 million Industrial Development Bonds ("IDB") issued in June 1999, December 1997 and June 1996, respectively, through various state and local bonding authorities.

     INCOME TAXES. There was no provision for or benefit from income taxes in the third quarter of fiscal 2000 compared to a benefit from income taxes of $3.5 million in the third quarter of fiscal 1999. The benefit from income taxes recognized in the third quarter of fiscal 1999 reflects the Company's estimated annual effective tax rate of 36%. The benefit from income taxes was primarily obtained through income tax refunds resulting from net operating loss carry-backs and from certain research and development credits. The Company continues to monitor the realizability of its current and long term deferred tax assets and provides for valuation allowances against these assets as appropriate. The Company has increased its valuation allowances during the three months ended January 31, 2000 by $1.3 million.

     EQUITY IN NET LOSS OF AFFILIATED COMPANIES. Equity in net loss of affiliated companies was $676,000 in the third quarter of fiscal 2000 compared to equity in net loss of affiliated companies of $422,000 in the third quarter of fiscal 1999. The Company's affiliates sell primarily to the semiconductor industry and the current period loss reflects the slow recovery from the overall downturn in the semiconductor industry. The Company remains uncertain about when growth in the semiconductor industry will result in improved financial results for its affiliates. Furthermore, there can be no assurance that any overall growth in the semiconductor industry will result in increased profitability for the Company's affiliates.

NINE MONTHS ENDED JANUARY 31, 2000 COMPARED TO NINE MONTHS ENDED JANUARY 31,
1999

     REVENUE. Revenue decreased 12.6% to $42.6 million in the nine months ended January 31, 2000 from $48.7 million in the year earlier period. Decreased sales of the Company's products were primarily due to reduced demand for capital equipment in the semiconductor wafer and device industries as well as the computer hard disk industry. Reduced demand in the semiconductor market resulted from excess manufacturing capacity for 200mm wafers, continued delays in large-scale production of 300mm wafers and an overall uncertainty about short-term chip demand. Additionally, wafer manufacturers continue be affected by pricing pressure on bare silicon wafers, resulting in a conservative strategy toward capital spending. For the nine months ended January 31, 2000, 74.6% of the Company's revenue was derived from sales to the semiconductor industry compared to 77.3% for the year earlier period. The Company sells its semiconductor products to both wafer and device manufacturers. Historically, the Company's semiconductor revenue has been derived to a greater extent from wafer manufacturers compared to device manufacturers. For the nine months ended January 31, 2000, 81.7% of semiconductor revenue was derived from wafer manufacturers while 18.3% was derived from device manufacturers compared to 75.7% and 24.3%, respectively, for the year earlier period. Any increase in short-term chip demand or increases in semiconductor market capital expenditures is expected to impact device manufacturers prior to wafer manufacturers as wafer manufacturers are further down on the overall semiconductor industry supply chain.

     The computer hard disk industry has also been in a period of excess supply, which had resulted in reduced production and capital equipment purchases. Disk industry revenue comprised 25.4% of total revenue for the nine months ended January 31, 2000, compared to 22.7% for the year earlier period.

     GROSS MARGIN. Gross margin increased to 40.4% for the nine months ended January 31, 2000 from 25.1% in the year earlier period. The increase in the gross margin resulted primarily from the non-reoccurence of a $2.2 million charge due to increased inventory obsolescence reserves during the nine months ended January 31, 1999. Also contributing to the increase in gross margin were a decrease in material costs and lower manufacturing costs. The increased inventory obsolescence reserves from fiscal 1999 impacted both the semiconductor and computer disk drive product lines.

     RESEARCH AND DEVELOPMENT. Research and development expense decreased 14.6% to $15.5 million in the nine months ended January 31, 2000 from $18.2 million in the year earlier period and decreased as a percentage of revenue to 36.5% from 37.4% in the nine months ended January 31, 1999. The decrease in expense resulted primarily from decreased project materials and consulting expenditures related to the Company's first generation surface inspection and wafer thickness 300mm tools and other cost containment measures. Also contributing to the decrease in research and development expenses is efficiencies obtained from the consolidation of the Charlotte, North Carolina operations into the Westwood, Massachusetts facility. The Company has continued its development efforts to enhance its existing 200mm and advanced 200mm wafer systems as its semiconductor industry customers seek to improve their yields on 200mm wafers as well as efforts to develop and enhance bridge tools, which can be used with either 200mm or 300mm wafers. The Company also continues to develop new products for the computer disk industry, including those which measure the magnetic properties of materials used in manufacturing disk drives. The Company is committed to continuing its investment in research and development to maintain its position as a technological leader, which may necessitate continued research and development spending at or above current levels.

     MARKETING AND SALES. Marketing and sales expense increased 1.6% to $9.2 million in the nine months ended January 31, 2000 from $9.1 million during the year earlier period and increased as a percentage of revenue to 21.7% from 18.6% in the year earlier period. The increased expense resulted primarily from increased marketing expenses during the nine months ended of fiscal 2000 due to an investment by the Company to enhance device marketing. In addition, the mix of sales channels through which the Company's products are sold may have a significant impact on the Company's marketing and sales expense and the results in any period may not be indicative of marketing and sales expense for future periods. The increase in marketing and sales expense as a percentage of revenue resulted from the decrease in revenue during the nine months ended January 31, 2000 as discussed above.

     GENERAL AND ADMINISTRATIVE. General and administrative expenses increased 24.4% to $9.4 million for the nine months ended January 31, 2000 from $7.6 million for the year earlier period and increased as a percentage of revenue to 22.1% from 15.5% in the year earlier period. Expenses increased primarily as a result of the costs associated with the consolidation of the Charlotte operations into the Westwood, Massachusetts facility, which were offset somewhat by a decrease in ongoing general and administrative expenses during the first nine months of fiscal 2000 compared to the year earlier period. The increase in general and administrative expenses as a percent of revenue resulted from both the increase in expenses and the decrease in revenue during the first nine months of fiscal 2000.

     INTEREST INCOME, NET. Net interest income was $841,000 in the nine months ended January 31, 2000 compared to net interest income of $2.1 million in the year earlier period. The decrease in interest income resulted primarily from reduced principal balances during the current period compared to the nine months ended January 31, 1999, and interest expense related to the Company's obligations under separate $4.5 million, $4.0 million and $5.5 million Industrial Development Bonds ("IDB") issued in June 1999, December 1997 and June 1996, respectively, through various state and local bonding authorities.

     INCOME TAXES. There was no provision for or benefit from income taxes for the nine months ended January 31, 2000 compared to a benefit from income taxes of $8.2 million in the year earlier period. The benefit from income taxes recognized in the nine months ended January 31, 1999 reflects the Company's estimated annual effective tax rate of 36%. The benefit from income taxes was primarily obtained through income tax refunds resulting from net operating loss carry-backs and from certain research and development credits. The Company continues to monitor the realizability of its current and long term deferred tax assets and provides for valuation allowances against these assets as appropriate. The Company has increased its valuation allowances during the nine months ended January 31, 2000 by $5.5 million.

     EQUITY IN NET LOSS OF AFFILIATED COMPANIES. Equity in net loss of affiliated companies was $1.4 million in the nine months ended January 31, 2000 compared to equity in net loss of affiliated companies of $754,000 in the year earlier period. The Company's affiliates sell primarily to the semiconductor industry and the current period loss reflects the slow recovery from the overall downturn in the semiconductor industry. The Company remains uncertain about when growth in the semiconductor industry will result in improved financial results for its affiliates. Furthermore, there can be no assurance that any overall growth in the semiconductor industry will result in increased profitability for the Company's affiliates.

LIQUIDITY AND CAPITAL RESOURCES

     At January 31, 2000, the Company had $33.3 million in cash and cash equivalents and $70.0 million in working capital. In addition, the Company had $3.8 million in restricted cash used as security for tax-exempt Industrial Development Bonds issued through the Massachusetts Industrial Finance Agency. Under the terms of the bond agreement, the Company may substitute a letter of credit in an amount equal to approximately 105% of the outstanding principal balance as collateral for the Company's obligations under the IDB, assuming the Company has the ability to borrow under a credit facility. Such actions would allow the restricted cash balance to be used for general corporate purposes. The Company's credit facility has expired and all outstanding amounts thereunder were due December 21, 1999. There were no borrowings outstanding under the credit facility on the date that it expired. The Company does not intend to renew the credit facility or to enter into a new credit facility with another lender at this time.

     Cash used in operating activities for the nine months ended January 31, 2000 was $21.9 million. This amount resulted from a net loss of $17.6 million, adjusted for non-cash charges of $5.5 million and a $9.8 million net increase in working capital accounts. Non-cash items consisted primarily of $4.0 million of depreciation and amortization and $1.5 million of the Company's share of the net loss of affiliated companies.

     Cash used in investing activities was $6.8 million, and consisted of primarily of $4.9 million for purchases of fixed assets and an increase in other assets of $1.0 million relating primarily to a payment of a license fee.

     Cash provided by financing activities was $711,000, which consisted of $1.1 million of aggregate proceeds from the issuance of common stock from the exercise of stock options, partially offset by $425,000 in repayments of long-term debt.

     The Company expects to meet its near-term working capital needs and capital expenditures primarily through cash generated from operations, its available cash and cash equivalents.

NEW ACCOUNTING PRONOUNCEMENTS

     In December 1999, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin No. 101 (SAB 101), "Revenue Recognition in Financial Statements." SAB 101 summarizes the SEC's views in applying generally accepted accounting principles to selected revenue recognition issues. The Company is required to adopt SAB 101 in the first quarter of fiscal 2001. The impact of SAB 101 has not yet been determined on the Company's financial statements.

YEAR 2000 IMPACT

We have not experienced any problems with our computer systems relating to distinguishing twenty-first century dates from twentieth century dates, which generally are referred to as year 2000 problems. We are also not aware of any material year 2000 problems with our customers or vendors. Accordingly, we do not anticipate incurring material expenses or experiencing any material operational disruptions as a result of any year 2000 problems. The Company previously incurred total costs of approximately $157,000 to address year 2000 readiness, which included programming, testing and implementing software for year 2000 modifications. These costs were funded through operations.

OTHER RISK FACTORS

     Capital expenditures by semiconductor wafer and device manufacturers historically have been cyclical as they in turn depend upon the current and anticipated demand for integrated circuits. While the semiconductor industry appears to be recovering from a severe down cycle, it is not clear when semiconductor wafer manufacturers, who account for approximately 61% of the Company's revenue, will be in a position to increase their purchases of capital equipment. The computer disk drive industry has been in a period of oversupply and excess manufacturing capacity and this has also had an adverse impact on the Company. At January 31, 2000, the Company's backlog was $29.7 million, which represents a 94.1% increase from the third quarter of fiscal 1999. Although revenues have increased for the third quarter of fiscal 2000, the Company remains uncertain about when sustained growth in revenue will return. The Company continues to evaluate its cost structure relative to expected revenue and will continue to implement aggressive cost containment measures.

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


ADE CORPORATION



Date: March 15, 2000             /s/ Daniel F. Harrington
                                ---------------------------------------------
                                Daniel F. Harrington
                                Vice President, Chief Financial Officer
                                and Treasurer

Date: March 15, 2000

                                 /s/ Robert C. Abbe
                                ---------------------------------------------
                                Robert C. Abbe
                                President and Chief Executive Officer

                                  EXHIBIT INDEX

Exhibit
No.                                  Description
------    ---------------------------------------------------------------------

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

10.3      1992 Stock Option Plan (filed as Exhibit 10.5 to the Company's
          Registration Statement on Form S-1 (33-96408) or amendments thereto and incorporated herein by reference).*


Exhibit
No.                                  Description
------    ---------------------------------------------------------------------


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


Exhibit
No.                                  Description
------    ---------------------------------------------------------------------

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


Exhibit
No.                                  Description
------    ---------------------------------------------------------------------


11.1      Statement re Computation of Per Share Earnings (filed herewith as Note
          4 to the Financial Statements).

27        Financial Data Schedule (filed herewith).



--------------------------

*    Compensatory plan or agreement applicable to management and employees.