Form 10-K
period 2000-04-30
ADE CORP
filed 2000-07-28
CIK 884498

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

                    FOR THE FISCAL YEAR ENDED APRIL 30, 2000
                                       OR

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

    Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. No / /

    As of July 24, 2000, there were outstanding 13,490,972 shares of common stock, $.01 par value per share. The aggregate market value of shares of common stock held by non-affiliates of the registrant, based upon the last sale price for such stock on that date as reported by Nasdaq, was approximately $291,742,000.

                      DOCUMENTS INCORPORATED BY REFERENCE

    Portions of the definitive Proxy Statement for the 2000 Annual Meeting of Stockholders are incorporated by reference into Part III.

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

    ADE Corporation is engaged in the design, manufacture, marketing and service of metrology and inspection systems for the semiconductor wafer manufacturing industry. In addition, we are a supplier of metrology systems to the semiconductor device, data storage and optics industries. Our systems analyze and report product quality at critical manufacturing process steps, sort wafers and disks and provide manufacturers with quality certification data upon which they rely to manage processes and accept incoming material. Semiconductor wafer and device and data storage manufacturers use our systems to improve yield and capital productivity.

    ADE's strategy is to provide our customers with complete metrology solutions for optimization of their processes, workflow, and engineering. We accomplish these goals by offering a broad range of plug and play metrology and inspection units that are combined with modular handling platforms and software analysis packages. Responsive to the wide range of handling needs that our customers have required over the past decades, ADE designs focus on a modular approach which targets the lowest cost of ownership for a system at any given process step. The software analysis packages maximize information timeliness and availability while minimizing demands on customers' engineering staff.

PRODUCTS

    Our products have evolved from single instruments used in off-line engineering analysis to full, 100% online automated metrology solutions throughout the wafer and disk manufacturing processes. Our systems are designed to deliver the high throughput, reliability and information and analysis necessary to meet the demands of increasingly complex and time-sensitive manufacturing processes.

    Our principal products in the semiconductor wafer, semiconductor device and data storage device industries are described below. All metrology and inspection systems have the capability to record, print and store measurement data locally, as well as distribute the data via a network for yield and process management, offline analysis, SEMI standard and Silicon Wafer Order Form (SWOF) quality certification.

    SEMICONDUCTOR INDUSTRY PRODUCTS

    WAFERCHECK 7000 SERIES. The WaferCheck 7000 series of products are flexible, modular systems capable of automatically characterizing, inspecting and sorting semiconductor wafers. These systems measure thickness, flatness, shape, conductivity type, and resistivity on raw and processed wafers and provide high speed sorting. The products combine an automated transfer belt module with one or more customer selected measurement modules into a single, floor mounted system. These systems, typically operate in a class 1000 cleanroom environment and provide non-destructive in-line sorting and classification capability on all wafer diameters up through 200mm.

    ULTRASCAN 9000 SERIES. The UltraScan 9000 series of products are high throughput, in-line production systems that perform metrology and sorting at various stages of the wafer manufacturing and device fabrication processes. The UltraScan 9000 design supports operation in a class 10 cleanroom environment. The UltraScan 9000 systems measure wafer thickness, flatness, shape, and other mission-critical dimensional properties and can be integrated with factory automation systems. Through three classes of the UltraScan 9000 series systems the 9300, 9600 and 9800 series support customer requirements at the 0.35um, 0.25um, and the 0.18um design rule technologies. The integrated robotic handling allows for sorting, and flipping of the wafer prior to placement in the cassette.

    ULTRAGAGE 9000 SERIES. The UltraGage 9000 series of products are automated benchtop metrology systems containing a single measurement module which is capable of making any one of several measurements, including flatness, thickness and stress. The UltraGage 9000 systems are class 10 cleanroom environment capable. The UltraGage 9500 system is based on our E station measurement capacitance technology module. The newest system in the 9500 series of equipment, is the 9530. This system has been optimized to handle ultra thin, processed wafers used for small cards, for device manufacturers. The UltraGage 9700 system is based on the E-Plus station measurement module. These systems were designed to operate together with applications software to be used to help manage the device manufacturing process. The 9900 system provides dimensional measurement capabilities to an accuracy of 0.18 microns, utilizing our new E Squared technology. This system now allows ADE customers to meet advanced industry needs for flat wafers without having to retool their manufacturing plants.

    NANOMAPPER. Introduced in July 1999 in support of advanced CMP requirements, NanoMapper measures nanotopography, or how well a semiconductor wafer was polished, on both 200mm and 300mm wafer surfaces with atomic level resolution. Using proprietary non-contact optical interference techniques for wafer, semiconductor equipment, and semiconductor device process development manufacturers, the NanoMapper is currently used to quantify nanotopography in the wafer manufacturing processes and also measures how well the epitaxial layer on certain wafers was grown. NanoMapper is capable of characterizing the surface at the edge of wafers as well, making it possible for device manufacturers to increase yield per wafer by increasing the wafer usable area.

    CR8X SERIES. The CR8X series products are high throughput, in-line production systems that are used to detect, measure and characterize particles and other defects on wafer surfaces and provide process analysis and control information for the wafer manufacturer. These tools rely on ADE's proprietary flying spot laser scanning technology. Based on our proven CR80 production tool design, the WIS-CR81 and WIS-CR82, introduced in 1997, detect particles down to
0.1 microns on wafers up to 200 millimeters in diameter. The WIS systems can be integrated with factory automation systems. We offer a variety of software packages to tailor the system to specific customer requirements. The CR8X systems are typically operated in a class 10 cleanroom environment or better.

    CONSTELLATION. The Constellation is a fully automated inspection tool designed to handle the advanced surface inspecting requirements of both 200mm and 300mm polished and epi wafers. Constellation provides advanced inspection capabilities for high volume 200 mm production, while offering simple, recipe-controlled 300 mm pilot and production capability. This system reduces the need for manual inspection of the wafers. The Constellation is a high volume inspection tool available with an edge gripping wafer handling system and integrated SQM and operates in a class 10 or better clean room. The system architecture exceeds the 0.13um design rules for high speed sorting applications.

    SURFACE QUALITY MONITOR. The Surface Quality Monitor (SQM) is new feature on our wafer inspection systems; CR8X and AWIS. This feature adds the characterization of the variations in nanotopography on the wafer surface to the CR8X surface defect characterization family. Nanotopography has become a leading technology requirement yield optimization for design rules at 0.18um and below. The integration of this inspection for nanotopography into the WIS systems is a cornerstone in ADE's productivity enhancement program for our customers. This measurement is being applied to both 200mm and 300mm wafer diameters.

    EPISCAN SERIES. The EpiScan series of products are high-speed tools used to measure and map the thickness of certain film layers, sometimes referred to as epi layers, that are applied to wafers. The EpiScan 1000 system is based on advanced FTIR optical technology which is licensed from On-Line Technologies, Inc. The newest addition to the EpiScan product line, is the EpiScan 3000. This product builds on our standard 300mm modular metrology automation platforms, and maps Epitaxial film thickness for 300mm wafers. The EpiScan 3000 resides in the transport minimizing footprint, to reduce cost of ownership. These systems operate in a class 10 cleanroom environment.

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

    WAFERANALYZER. This offline software package increases productivity in a wafer production polishing area by automating the advanced analytical capability for wafer inspection data. In beta tests this software has proven to significantly reduce the process engineering man-hours required for process management and characterization and to add increased flexibility in analysis. The software is modularly priced based on the number of users and equipment connections.

    DISK INDUSTRY PRODUCTS

    PROPRIETARY ADE MAGNETIC TECHNOLOGY

    VIBRATING SAMPLE AND TORQUE LABORATORY MAGNETOMETERS. These systems are used for the magnetic characterization of a broad range of materials (i.e. disks, tapes, powders, crystals and superconducting materials). Since only a small piece of a magnetic material can be measured in these laboratory systems, a magnetic disk must be cut in order to be measured in such systems. These tools are used on a sampling basis to manage processes so as to minimize process excursions and optimize yield. Model 1660 is the only magnetometer which combines Vibrating Sample Magnetometer (VSM) and torque measurements in a single tool.

    ROBOTIC KERR-EFFECT AND MRT MAGNETOMETERS. These are fully automated in-line robotic systems capable of 100% rapid and accurate mapping of the important magnetic properties of computer hard disks. The systems have the capability to record, store, process and print measurement results locally, as well as to transmit the data to a network for process tune-up, quality control, certification, and subsequent sorting of the disks.

    AUTOMATIC HEAD WAFER TEST SYSTEM. The Automatic Head Wafer Test System rapidly and automatically creates a map of the magnetic properties of entire wafers or coupons cut from those head wafers used to fabricate advanced heads for disk drives. It provides rapid feedback to the fabrication process of these heads, allowing users to manage process uniformity and excursions in order to improve overall yield.

    MICROSENSE II. Disk drive manufacturers must incorporate motors with ever lower non-repetitive runout to achieve higher track densities. This requires improved non-contact dimensional gaging.

Introduced at Diskcon Japan in April 1999, MicroSense II provides a 100% improvement in measurement accuracy over our previous products.

    PROPRIETARY ADE CAPACITANCE TECHNOLOGY

    MOTOR TEST SYSTEMS. Utilizing ADE's non-contact dimensional gaging, the 3700 and MTS series of motor test systems provides disk motor manufacturers with motor shaft runout measurements in both time and frequency function. Software allows the user to define pass/fail criteria for production testing.

    AUTOGAGER 1500 SERIES. The Autogager 1500 series of products are modular systems capable of rapidly and automatically characterizing, inspecting and sorting hard disks for dimensional characteristics. The Autogager 1500, the first large-scale, automated dimensional metrology system for the hard disk market, was introduced by ADE to meet the industry's increasing demand for the manufacture of advanced hard disks. These systems measure thickness and thickness variation on advanced hard disks and provide high speed sorting. The products combine an industrial robot with our capacitive dimensional metrology into a single, floor-mounted system. These systems, which are capable of operating in a class 1000 cleanroom environment, provide a non-destructive in-line sorting capability and precise disk characterization.

    PROPRIETARY ADE INTERFEROMETER BASED TOOLS

    MINIFIZ SERIES OF INTERFEROMETERS. MiniFIZ is a family of laser-based Fizeau interferometers that test the surface flatness, curvature and other shape characteristics of polished precision components such as optical mirrors, lenses and computer disks. The MiniFIZ provides interactive 3D modeling, statistical reporting, and user-selectable production and research modes. The product can be combined with full robotic automation to meet the needs of disk media and substrate process control.

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

    OPTIFLAT FLATNESS GAGE. Similar to MiniFIZ, OptiFLAT is an accurate surface flatness tester primarily utilized to characterize the surface waviness of hard disks in order to improve and maintain process control in the hard disk manufacturing process. Waviness is a range of medium to high frequency surface features which is now an important category of topology that affects disk drive performance and product yield. OptiFLAT is also uniquely suited to measure the flatness of uncoated transparent disk substrates.

PRODUCTS IN DEVELOPMENT

    In order to maintain our technology leadership, we continue to introduce new products.

    ADVANCED FLATNESS SYSTEM. The AFS takes ADE's established capacitance technology to the leading edge new diameters. Customers involved with both 300mm and 400mm wafers are using this measurement platform. The wafer is handled only by the edges, thereby minimizing the possibility of any surface contamination or damage due to contact with the polished surface of the wafer.

    OPTICAL FLATNESS SYSTEM. The Optical Flatness System is being developed to aid the silicon manufacturers in their characterization of a side polished wafer for the future. The interferometer based measurement system is in preliminary development phase. ADE has worked directly with our customers to define the product function and features. The edge grip handling provides the optimum methods for surface measurement.

    SURFACE QUALITY MONITOR. The wide industry acceptance for the SQM supporting nanotopography measurement requirements of 200mm wafer diameters is now in final development stages for 300mm wafers as well. This feature will be available on the AWIS platforms.

    INTERNET ENABLED VIRTUAL IQC. The software division of ADE has taken the combined tool set of InfoTools and Wafer analyzer to the next step in the process. The Incoming quality groups at device manufacturers can now selectively review all important data taken during final inspection at the wafer-maker.

    MODULAR METROLOGY. The modular metrology and platform design requires continuos development of new features and capabilities. Fully edge gripped pre-aligner, Optical Character Readers, and integration of multiple measurements into a single platform are the key focus for the upcoming year.

TECHNOLOGY

    Our metrology and inspection products use our proprietary non-contact capacitive, optical, eddy-current, interferometric and magnetic technologies to measure the dimensional, electrical magnetic and surface characteristics of semiconductor wafers and devices and computer hard disks and disk drives.

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

    SURFACE INSPECTION TECHNOLOGY

    We use optical methods to detect microscopic surface defects and non-uniformity. A finely focused laser beam is scanned over the surface of the wafer. Surface non-uniformities, particles or defects cause some of the beam's energy to deflect or scatter. Sensitive detectors quantify the scattering signals, which are translated by our software to produce information about particles, micro scratches, haze, nanotopography and other process-induced defects on the wafer surface. Although the principles of our optical technology are similar to those used by other manufacturers, we believe our theoretical modeling and patented optical engineering and proprietary software result in products having a superior combination of high sensitivity and throughput.

    INTERFEROMETRIC TECHNOLOGY

    Optical interference is a technique used to produce surface images of alternating bright and dark images, called fringes, which correspond to variations in surface height. Using multiple reflection, optical interference can precisely measure variations in the height of a surface as small as a few atomic layers. Our software provides the ability to create and analyze these three-dimensional surface maps, comprised of millions of data points, which are used by our customers in advanced process development and in production control.

    FOURIER TRANSFORM INFRARED SPECTROSCOPY TECHNOLOGY

    Fourier Transform InfraRed (FTIR) Spectroscopy Technology has classically been used in a broad range of laboratory applications for examining various technical properties of materials and chemicals. On-Line Technologies, Inc., a Connecticut-based technology company, has licensed its ruggedized, industrial strength Fourier Transform Infrared Spectroscopy Technology to us for incorporation into metrology tools for the wafer market. We are integrating this technology to provide the increasing precision and accuracy needed to support ever-tightening Epi specifications.

    MAGNETICS CHARACTERIZATION TECHNOLOGY

    Our products for characterizing magnetic materials use a variety of non-contact measurement technologies including lasers (the Kerr effect), vibrating sample and torque-effect inductive sensing techniques. We believe our world-class theoretical modeling and magnetics engineering enable us to offer automated products with superior sensitivity, speed, accuracy and reproducibility.

    PROPRIETARY SOFTWARE

    Our proprietary software analyzes and transforms the large amounts of data generated by our metrology and inspection systems to produce information about process induced defects that supports real-time process management. The flexible design of this software permits recipe-driven reconfiguration of these products to serve new applications with a minimum of hardware or software redesign or development. Our software is designed to integrate our various metrology functions with one another while implementing industry standards for integrating our products with the manufacturing facility's information systems. We currently have applied for patent protection on unique features of our software.

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

    Sales of dimensional systems in Japan are supported by Japan ADE Limited, a joint venture between us and Kanematsu Electronics, Ltd. Sales of optical surface inspection products are provided in Japan by a separate distributor. We also sell our semiconductor metrology and inspection products in Israel, South Korea, Singapore, Taiwan, India and the People's Republic of China through independent sales representatives. We market and sell our non-contact capacitive, dimensional metrology and magnetic characterization data storage products in the United States through four full-time salespersons and internationally through distributors and sales representatives. We market and sell our interferometric based surface metrology products through three full time salespersons and internationally through distributors and sales representatives.

    The selling process for our products frequently involves participation by sales, marketing and customer support personnel. Customers and potential customers often evaluate our products by sending semiconductor wafers to us for measurement or by installing demonstration equipment at their facilities. We maintain demonstration equipment at our manufacturing sites and at some of our sales offices for this purpose. We plan to continue our investment in demonstration equipment to accelerate the introduction of products. Our marketing activities also include participation in international standards organizations, trade shows, publication of articles in trade journals, in industry forums and distribution of sales literature.

    We believe that our strong commitment to service is essential, based on the growing complexity of the equipment used in the semiconductor manufacturing process. This complexity makes it difficult for semiconductor wafer and device manufacturers to maintain an internal workforce sufficiently skilled and specialized to support the disparate equipment and technologies used in their processes. We have customer support centers in Boston, Dallas, Milpitas, Vancouver, WA, Tucson, Milton Keynes, England, Munich, Germany and Kuala Lumpur, Malaysia. In addition, our distributors and sales representatives provide customer support. We also offer training programs and maintenance contracts for our customers. We offer warranties of up to twelve months covering the performance and reliability of our products.

CUSTOMERS

    Our customers include all of the leading semiconductor wafer manufacturers and many of the leading semiconductor device and data storage and disk drive manufacturers throughout the world. Historically, a relatively limited number of customers have accounted for a substantial portion of our revenue. In fiscal years 2000, 1999 and 1998, sales to our top five customers accounted for approximately 45.8%, 45.1% and 44.7%, respectively, of our revenue. During fiscal year 2000 one of our customers accounted for 11.9% of our revenue. During the past fiscal year, approximately 58.3% of our revenue was derived from sales made to wafer manufacturers, with the remainder derived from sales to manufacturers of semiconductor devices, data storages and disk drives and semiconductor equipment. Our principal customers are as follows:

    SEMICONDUCTOR WAFER MANUFACTURERS

      Komatsu
       MEMC Electronic Materials
       Mitsubishi International
       Okmetic
       Posco Huls
       Shin-Etsu Handotai
       Silicon International
       Sumitomo Sitix Silicon
       Wacker Siltronic

    SEMICONDUCTOR DEVICE MANUFACTURERS

      ETEC
       IBM
       Lucent Technologies
       Motorola
       Semitool
       ST Microelectronics
       Teltec

    DATA STORAGE AND DISK DRIVE MANUFACTURERS

      IBM
       Matsubo
       MMC Technology
       Seagate Technology

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

    In fiscal years 2000, 1999 and 1998, our research and development expenditures were $21.9 million, $24.0 million and $27.6 million respectively, representing 35.0%, 39.5% and 20.3% of revenue. Research and development expenditures consist primarily of salaries, project materials, consulting fees and other costs associated with our ongoing research and development efforts.

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

BACKLOG

    Backlog increased to approximately $30.4 million at April 30, 2000 from approximately $20.6 million at April 30, 1999. This increase in backlog is primarily attributable to a gradual increase in demand for capital equipment in the semiconductor and data storage industries during the latter half of calendar 1999 and the first four months of calendar 2000. We schedule production based on firm customer commitments and anticipated orders during the planning cycle. Backlog is comprised of written purchase orders from customers which we have accepted and expect to ship the related product or service within the following twelve months. Customers may cancel or delay orders with limited or no penalty. We do not believe that the level of backlog is an accurate indicator of our performance in future periods.

MANUFACTURING

    Our principal manufacturing activities take place at our ISO 9001-registered facility in Westwood, Massachusetts, where semiconductor dimensional metrology systems and semiconductor optical surface inspection equipment are manufactured, in Newton, Massachusetts, where non-contact capacitive, dimensional metrology for gaging products and magnetic characterization products for the data storage industry are manufactured, and Tucson, Arizona, where interferometric based surface metrology products are manufactured. Manufacturing activities consist primarily of assembling and testing components and subassemblies which are supplied by third party vendors and then integrated into our finished products. Many of the components and subassemblies are standard products, although certain items are made to our specification. We manufacture many of our semiconductor metrology and inspection systems in a cleanroom environment.

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

    As of July 20, 2000 we hold 30 United States patents and 20 foreign patents covering existing and potential products and have applied for 7 additional patents in the United States and 19 additional foreign patents. We have licensed certain patents and other intellectual property to a number of companies.

EMPLOYEES

    As of April 30, 2000, we employed approximately 530 persons at all of our locations. Management believes that our ongoing success depends on our continued ability to attract and retain highly skilled employees. There can be no assurance that we will be successful in attracting or retaining such personnel. None of our employees are represented by a labor union, and we have experienced no work stoppages. We consider our employee relations to be good.

EXECUTIVE OFFICERS

    The names, ages and positions held by our executive officers are as follows:

NAME                                      AGE                     POSITION
----                                    --------   --------------------------------------
Robert C. Abbe........................     62      President and Chief Executive Officer
AK Lum................................     51      Vice President and General Manager of
                                                   ADE Semiconductor Systems
Chris L. Koliopoulos..................     47      Vice President and President of ADE
                                                   Phase Shift, Inc.
Noel S. Poduje........................     55      Vice President of Strategic Technology
                                                   Development

    All executive officers are elected by the Board of Directors to serve in their respective capacities until their successors are elected and qualified or until their earlier resignations or removal.

    Robert C. Abbe founded ADE in 1967. Since that time, he has served as President, Chief Executive Officer and a Director of ADE. Mr. Abbe received an AB in Physics from Harvard College.

    Chris L. Koliopoulos joined ADE in June, 1998 through the merger with Phase Shift Technology, Inc., which became a wholly owned subsidiary of ADE.
Dr. Koliopoulos was President and founder of Phase Shift Technology, has served as a Vice President of ADE and President of ADE Phase Shift since the merger and is a Director of ADE. Dr. Koliopoulos received a BS from the University of Rochester and a MS and PhD from the University of Arizona.

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

COMPETITION

    The semiconductor and data storage equipment industries are highly competitive. Companies with complementary technologies and greater financial resources may enter these industries and develop products that are superior to our products or achieve market acceptance. In the market for optical defect inspection equipment, we compete directly with Hitachi Electronics Engineering Co., Ltd. and KLA-Tencor Corporation, both of which have significantly greater total assets and annual revenue than we do. In the metrology area of the device industry, we have encountered, and expect to encounter in the future, competition from companies offering similar and competing technologies, some of which have significantly greater total assets and annual revenue than we do or have an existing market presence in the device industry, or both. We also expect to encounter intense competition in the areas of metrology and inspection for the data storage industry. Our competitors can be expected to continue to improve the design and performance of their products and to introduce new products with competitive price/ performance characteristics. Competitive pressures can necessitate price reductions or non-revenue generating shipments of new products to certain strategic customers for evaluation purposes, which can adversely affect our operating results. In order to remain competitive, we must maintain a high level of investment in research and development, sales, marketing and customer service. There can be no assurance that we will have sufficient resources to continue to make such investment or that we will be able to make the technological advances necessary to remain competitive.

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

CUSTOMER AND INDUSTRY CONCENTRATION

    A relatively limited number of customers have historically accounted for a substantial portion of our revenue in each year. In fiscal years 2000, 1999 and 1998, sales to our top five customers in each period accounted for approximately 45.8%, 45.1% and 44.7%, respectively, of our revenue. The loss of or any reduction in orders by any of these customers, including reductions due to market, economic or competitive conditions in the semiconductor industry or in other industries that manufacture products utilizing semiconductors, could adversely affect our business, financial condition and results of operations. In fiscal 2000, 1999 and 1998, we derived 58.3%, 57.7% and 64.7% of our revenue, respectively, from customers in the semiconductor wafer industry. While we are increasing our emphasis on expanding the level of our business in the device and data storage industries, there can be no assurance that our efforts will be successful. Our ability to maintain or increase our sales levels in the future will depend in part upon our ability to obtain orders from new customers as well as the financial condition and success of our existing customers and the general economy. There can be no assurance that we will be able to increase the level of our revenue in the future or that we will be able to retain existing customers or to attract new customers. In addition, given the limited number of customers, any delay in collecting, or inability to collect, accounts receivable could have a material adverse effect on our financial results. See Notes 2 and 12 of Notes to Consolidated Financial Statements.

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

RISKS ASSOCIATED WITH INTERNATIONAL OPERATIONS

    International sales accounted for 64.2%, 59.3% and 60.6% of our revenue for fiscal years 2000, 1999 and 1998, respectively. See Note 12 of Notes to Consolidated Financial Statements. We expect that international sales will continue to represent a significant percentage of revenue. Our international business may be affected by changes in demand resulting from:

    - Fluctuations in interest and currency exchange rates

    - The investment policies of foreign countries

    - Changes in trade policies and/or tariff regulations

    - Difficulties in obtaining U.S. export licenses.

    Given that historically approximately 45%--50% of our revenue has come from Asia, financial instability in certain Asian countries could materially affect our competitive position and consequently, financial results.

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

ITEM 2. PROPERTIES

    Our principal operations are located in an approximately 118,000 square foot company-owned building in Westwood, Massachusetts. We completed construction of and occupied a 60,000 square foot building in Tucson, Arizona which was completed in May 1999. We also own a 46,000 square foot building in Newton, Massachusetts. In addition, we lease a 14,200 square foot building in Milpitas, California under a five year lease that expires in December 2001. We also lease space for sales and service support offices in various other locations.

ITEM 3. LEGAL PROCEEDINGS

    We are not a party to any material legal proceedings.

ITEM 4. SUBMISSION OF MATTERS TO SECURITY HOLDERS

    There were no matters submitted to a vote of security holders during the fourth quarter of the fiscal year ended April 30, 2000.

                                    PART II

ITEM 4. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

MARKET PRICE OF COMMON STOCK

    Our common stock trades on the Nasdaq National Market System under the symbol "ADEX." The following table presents the high and low sale prices for each quarter for the common stock as reported for the periods indicated.

FISCAL YEAR ENDED APRIL 30, 2000                                 HIGH          LOW
--------------------------------                              ----------   -----------
First quarter...............................................  14 1/8       8 7/16
Second quarter..............................................  17           10 7/8
Third quarter...............................................  22 5/8       14 7/8
Fourth quarter..............................................  27           14 7/16

FISCAL YEAR ENDED APRIL 30, 1999                                 HIGH          LOW
--------------------------------                              ----------   -----------
First quarter...............................................  18 1/4       12 1/2
Second quarter..............................................  14           6 1/2
Third quarter...............................................  14 7/8       8 1/16
Fourth quarter..............................................  15 3/8       9 1/2

    The last sale price of the common stock on July 24, 2000, as reported by Nasdaq, was $21 5/8 per share. As of July 24, 2000, there were 94 holders of record of the common stock (approximately 3,500 beneficial holders).

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

                                                                              YEAR ENDED APRIL 30,
                                                              ----------------------------------------------------
                                                                2000       1999       1998       1997       1996
                                                              --------   --------   --------   --------   --------
                                                                     (IN THOUSANDS, EXCEPT PER SHARE DATA)
STATEMENT OF OPERATIONS DATA:
  Revenue...................................................  $ 62,506   $ 60,885   $135,700   $111,133   $73,078
  Cost of revenue...........................................    35,475     46,489     61,755     49,414    34,125
                                                              --------   --------   --------   --------   -------
      Gross profit..........................................    27,031     14,396     73,945     61,719    38,953
                                                              --------   --------   --------   --------   -------
  Operating expenses:
      Research and development..............................    21,884     24,026     27,580     17,689     8,049
      Purchased in-process research and development.........        --         --      6,100         --        --
      Marketing and sales...................................    13,002     12,280     15,638     14,501    10,555
      General and administrative............................    12,281     11,153     13,701      8,043     7,208
      Restructuring charges.................................        --      2,318         --         --        --
                                                              --------   --------   --------   --------   -------
        Total operating expenses............................    47,167     49,777     63,019     40,233    25,812
                                                              --------   --------   --------   --------   -------
  Income (loss) from operations.............................   (20,136)   (35,381)    10,926     21,486    13,141
  Other income (expense), net...............................     1,280      2,600      2,347        387       348
                                                              --------   --------   --------   --------   -------
  Income (loss) before provision for (benefit from) income
    taxes and equity in net earnings (loss) of affiliated
    companies...............................................   (18,856)   (32,781)    13,273     21,873    13,489
  Provision for (benefit from) income taxes.................       102     (9,335)     3,301      6,926     4,615
                                                              --------   --------   --------   --------   -------
  Income (loss) before equity in net earnings (loss) of
    affiliated companies....................................   (18,958)   (23,446)     9,972     14,947     8,874
  Equity in net earnings (loss) of affiliated companies.....    (1,489)    (1,082)    (1,005)        99        --
                                                              --------   --------   --------   --------   -------
      Net income (loss).....................................  $(20,447)  $(24,528)  $  8,967   $ 15,046   $ 8,874
                                                              --------   --------   --------   --------   -------
  Basic earnings (loss) per share...........................  $  (1.53)  $  (1.89)  $   0.73   $   1.46   $  0.95
                                                              --------   --------   --------   --------   -------
  Diluted earnings (loss) per share.........................  $  (1.53)  $  (1.89)  $   0.70   $   1.38   $  0.89
                                                              --------   --------   --------   --------   -------
      Weighted average common shares--basic.................    13,353     12,989     12,215     10,301     9,302
                                                              --------   --------   --------   --------   -------
      Weighted average common shares--diluted...............    13,353     12,989     12,822     10,880     9,938
                                                              --------   --------   --------   --------   -------

                                                                                   APRIL 30,
                                                              ----------------------------------------------------
                                                                2000       1999       1998       1997       1996
                                                              --------   --------   --------   --------   --------
                                                                                 (IN THOUSANDS)
  BALANCE SHEET DATA:
  Cash and cash equivalents.................................  $ 35,001   $ 61,278   $ 72,711   $22,485    $22,495
  Working capital...........................................    65,710     90,654    111,840    49,043     41,245
  Total assets..............................................   132,870    153,430    173,643    94,508     65,139
  Long-term debt, less current portion......................    11,950     12,537      8,613     5,091        677
  Total stockholders' equity................................  $101,872   $120,822   $144,186   $64,730    $47,513

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

    Revenue from product sales is recorded upon shipment, provided evidence of an arrangement exists, fees are fixed or determinable and collection of the related receivable is probable. We accrue for anticipated warranty costs upon shipment. Service revenue is recognized as the services are performed provided collection of the related receivable is probable. Service contract revenue is recognized ratably over the contractual periods the services are provided. We do not provide the right to return products. Revenue from software licenses is recognized when an agreement has been executed, software has been delivered, fees are fixed or determinable and collection of the related receivable is probable. Revenue from software consulting services provided on a time and reimbursable expense basis is recognized as the services are provided.

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

RESULTS OF OPERATIONS

    The following table presents the percentage of total revenue for the respective line items in ADE's consolidated statements of operations.

                                                                 YEAR ENDED APRIL 30,
                                                         ------------------------------------
                                                           2000          1999          1998
                                                         --------      --------      --------
Revenue............................................       100.0%        100.0%        100.0%
Cost of revenue....................................        56.8%         76.3%         45.5%
Gross profit.......................................        43.2%         23.7%         54.5%
Operating expenses:
Research and development...........................        35.0%         39.5%         20.3%
Purchased in-process research and development......          --            --           4.5%
Marketing and sales................................        20.8%         20.2%         11.5%
General and administrative.........................        19.6%         18.3%         10.1%
Restructuring charges..............................          --           3.8%           --
Income (loss) from operations......................       (32.2)%       (58.1)%         8.1%
Other income, net..................................         2.0%          4.3%          1.7%
Net income (loss)..................................       (32.7)%       (40.3)%         6.6%

RESTRUCTURING

    In January 1999, we began the consolidation of our Charlotte, North Carolina operations and certain of our Milpitas, California operations into our Massachusetts facilities to better align our cost structure with prevailing semiconductor and data storage market conditions and to position ourselves with more efficient operations for expected industry recoveries. Anticipated savings upon the completion of the consolidation efforts include reduced cost of sales due to reduced capacity-related expense, reduced payroll and related costs and reduced travel costs. Expenses associated with these consolidations incurred in fiscal 2000 and 1999 totaled $3.5 million and $4.5 million, respectively. The fiscal 1999 consolidation expenses included a restructuring charge of $2.3 million and $2.2 million in other non-recurring expenses. The restructuring charges include severance costs of $1.2 million related to the termination of 71 employees in general and administrative, marketing and sales, manufacturing, and engineering functions; $185,000 in lease termination penalties and $931,000 in non-cash fixed asset impairments related to furniture, fixtures and building improvements on the terminated leased facilities. Other non-recurring expenses include travel, consulting, and employee retention bonuses and have been included in general and administrative expenses. Retention bonus expense related to payments to employees who had been notified of their termination dates, but whose services were required through specified dates during the consolidation process. This expense has been recorded ratably over the respective estimated service periods. During fiscal 2000 we have incurred recruiting costs and labor redundancy costs associated with replacing certain personnel in Charlotte who elected not to relocate to Massachusetts. Moving and related costs have been incurred through the end of January 2000 and have been included in general and administrative expenses. Restructuring charge activity during fiscal 1999 and fiscal 2000 and the related accrual as of April 30, 2000 is as follows:

Balance at May 1, 1998......................................   $   --
Restructuring provision.....................................    2,318
Non-cash fixed asset impairments............................     (931)
Lease termination payments..................................     (185)
                                                               ------
Balance at April 30, 1999...................................    1,202
Severance payments..........................................     (924)
                                                               ------
Balance at April 30, 2000...................................   $  278
                                                               ======

REALIZABILITY OF DEFERRED TAX ASSETS

    During the year ended April 30, 2000, we increased our valuation allowance against deferred tax assets by $7.1 million, as the full value of our net operating loss carryforwards and temporary differences may not be realized. This increase was based upon weighing all evidence available to management, including fiscal 2000 pre-tax losses of $18.9 million, current estimates of future taxable income, the cyclicality of the semiconductor and data storage industries and the current uncertainty within those markets. Net operating loss carryforwards generated in fiscal 1999 and 2000 begin to expire in fiscal 2004 for state income tax purposes and in fiscal 2019 for federal income tax purposes. We will need to generate approximately $31.2 million of future taxable income to realize the benefit of our net deferred tax assets as of April 30, 2000. The amount of the deferred tax assets considered realizable could materially change in the near term if estimates of future taxable income change or do not materialize.

FISCAL YEAR ENDED APRIL 30, 2000 COMPARED TO FISCAL YEAR ENDED APRIL 30, 1999

    REVENUE. Revenue increased 2.7% to $62.5 million in fiscal 2000 from $60.9 million in fiscal 1999. The increase was primarily due to increased unit sales our products. Increased sales of the Company's products were primarily due to an increase in demand for capital equipment in the semiconductor wafer and device industries as well as the computer hard disk industry. Capital equipment utilization at wafer and device manufacturers has improved, resulting in some capital equipment purchases to adjust capacity on existing lines. Advanced industry requirements driven by shrinking device dimensions and larger silicon wafers have resulted in technology purchases to evaluate the Company's next generation of products.

    Revenue from sales to Japan ADE Ltd, our 50% owned affiliate and a distributor of our products, by the Semiconductor Systems Group and ADE Technologies are reflected in segment revenue during the period they are shipped by the respective segment, which can differ from the period the revenue is recognized for consolidated financial reporting purposes. Consolidated revenue on sales to Japan ADE Ltd is recognized when the related product or software is shipped to and accepted by the end user of the product or software. Consolidated revenue in fiscal 2000 was $1.9 million more than aggregate segment revenue for this period and reflects the impact of revenue that was recognized in fiscal 2000 for consolidated reporting purposes but recognized in a prior period on a segment basis.

    GROSS MARGIN. Gross margin increased to 43.2% in fiscal 2000 from 23.6% in fiscal 1999. The increase in the gross margin resulted primarily from the effect of increased sales volume and a reduction in material costs due to decreased excess and obsolete inventory expense during fiscal 2000 compared to fiscal 1999. In order to increase our capacity utilization, ADE has completed the consolidation of the Semiconductor Systems Group manufacturing operations from Charlotte, North Carolina into the Westwood, Massachusetts facility.

    RESEARCH AND DEVELOPMENT. Research and development expense in fiscal 2000 decreased 8.9% to $21.9 million from $24.0 million in fiscal 1999 and decreased as a percentage of revenue to 35.0% from 39.5%. The decrease in expense resulted from cost control measures implemented during fiscal 2000 compared to fiscal 1999. The Company has continued its development efforts to enhance its existing 200mm and advanced 200mm wafer systems as its semiconductor industry customers seek to improve their yields on 200mm wafers as well as efforts to develop and enhance bridge tools, which can be used with either 200mm or 300mm wafers. The Company also continues to develop new products for the computer disk industry, including those which measure the magnetic properties of materials used in manufacturing disk drives. The Company is committed to continuing its investment in research and development to maintain its position as a technological leader, which may necessitate continued research and development spending at or above current levels.

    MARKETING AND SALES. Marketing and sales expense increased 5.9% to $13.0 million in fiscal 2000 from $12.3 million in fiscal 1999, and increased as a percentage of revenue to 20.8% from 20.2%. The increased expense resulted primarily from increased commissions expense due to increased sales volume during the third and fourth quarters of fiscal 2000. Also contributing to the increase was an increase in marketing expense due to an investment by the Company to enhance device marketing. The mix of sales channels through which the Company's products are sold may have a significant impact on the Company's marketing and sales expense and the results in any period may not be indicative of marketing and sales expense for future periods.

    GENERAL AND ADMINISTRATIVE. General and administrative expenses increased 10.1% to $12.3 million in fiscal 2000 from $11.2 million in fiscal 1999 and increased as a percentage of revenue to 19.6% from 18.3%. Expenses increased primarily as a result of expenses related to the final consolidation of the Charlotte operations into the Westwood, Massachusetts facility.

    OTHER INCOME.  Other income was $1.3 million in fiscal 2000 versus
$2.6 million in fiscal 1999. Fiscal 2000 interest and other income of $2.2 million was partially offset by interest expense of $919,000 associated with the Industrial Development Bonds used to finance the acquisition and renovation of our corporate headquarters and Semiconductor Systems Group manufacturing facility in Westwood, Massachusetts, the headquarters and manufacturing facility of ADE Technologies in Newton, Massachusetts and the construction of the ADE Phase Shift manufacturing facility in Tucson, Arizona.

    PROVISION FOR INCOME TAXES. The provision for income taxes was $102,000 in 2000 versus a benefit of $9.3 million in fiscal 1999. The fiscal 2000 provision for income taxes consisted of state and foreign income taxes. The increase in deferred tax assets during fiscal 2000 was offset entirely by an increase in the valuation allowance of $7.1 million. The effective tax rate for fiscal 1999 was 28.5% and differed from the federal statutory rate primarily because of a $3 million increase in the valuation allowance against deferred tax assets as of April 30, 1999, partially offset by alternative minimum tax credit carryforwards.

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

    GROSS MARGIN. Gross margin decreased to 23.6% in fiscal 1999 from 54.5% in fiscal 1998. Semiconductor Systems Group gross margins decreased primarily due to excess manufacturing capacity and incremental increases in excess and obsolete inventory expense combined with relatively fixed costs associated with its customer service organization. ADE Phase Shift gross margins remained consistent in fiscal 1999 with fiscal 1998, while ADE Technologies gross margins decreased due to excess manufacturing capacity and significant increases in excess and obsolete inventory expense compared to that incurred in fiscal 1998.

    RESEARCH AND DEVELOPMENT. Research and development expense in fiscal 1999 decreased 12.9% to $24.0 million from $27.6 million in fiscal 1998 and increased as a percentage of revenue to 39.5% from 20.3%. The increase as a percentage of revenue despite the decrease in absolute expense occurred due to the 55.1% decrease in revenue in the current year. Semiconductor Systems Group expense decreased primarily due to significantly reduced consulting expense. ADE Phase Shift expense decreased primarily due to strict cost control measures implemented as a result of the adverse impact on its revenue from the data storage industry downturn. ADE Technologies expense increased due to payroll and project materials increase related to the development of next generation magnetics characterization systems for the data storage industry. We expect research and development expense to continue to be significant as a percentage of revenue.

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

SELECTED CONSOLIDATED QUARTERLY OPERATING RESULTS

    The following table presents consolidated statement of operations data for each of the eight quarters in the period beginning May 1, 1998 and ending
April 30, 2000. This information has been derived from ADE's unaudited consolidated financial statements. The unaudited financial statements have been prepared on the same basis as the audited financial statements and include all normal recurring adjustments considered necessary to present fairly this information when read in conjunction with ADE's annual audited financial statements and related notes appearing elsewhere in this annual report. Our quarterly operating results have varied and may continue to vary significantly. Our quarterly revenue typically is derived from a relatively small number of customer orders. These customer orders may consist of multiple systems, each of which are priced between approximately $100,000 and $750,000. As a result, the timing of significant orders or a reduction in the number of systems shipped in a quarter could have a material effect on our revenue and results of operations for that quarter. The results for a particular quarter may also vary due to a number of other factors, including:

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

                                                                               QUARTER ENDED
                                          ---------------------------------------------------------------------------------------
                                          JULY 31,   OCT. 31,   JAN. 31,   APRIL 30,   JULY 31,   OCT. 31,   JAN. 31,   APRIL 30,
                                            1998       1998       1999       1999        1999       1999       2000       2000
                                          --------   --------   --------   ---------   --------   --------   --------   ---------
                                                                   (IN THOUSANDS, EXCEPT PER SHARE DATA)
STATEMENT OF OPERATONS DATA:
  Revenue...............................  $24,028    $12,239    $12,432     $12,186    $12,362    $13,625    $16,576     $19,943
  Cost of revenue.......................   13,457     12,799     10,209      10,023      7,249      8,904      9,225      10,097
                                          -------    -------    -------     -------    -------    -------    -------     -------
  Gross profit (loss)...................   10,571       (560)     2,223       2,163      5,113      4,721      7,351       9,846
                                          -------    -------    -------     -------    -------    -------    -------     -------
  Operating expenses:
      Research and development..........    6,652      6,463      5,084       5,827      5,556      4,571      5,411       6,346
      Marketing and sales...............    3,122      3,240      2,707       3,211      2,717      3,367      3,134       3,784
      General and administrative........    2,878      2,213      2,463       3,598      3,560      2,877      2,964       2,880
      Restructuring charges.............       --         --      2,318          --         --         --         --          --
                                          -------    -------    -------     -------    -------    -------    -------     -------
          Total operating expenses......   12,652     11,916     12,572      12,636     11,833     10,815     11,509      13,010
                                          -------    -------    -------     -------    -------    -------    -------     -------
  Loss from operations..................   (2,081)   (12,476)   (10,349)    (10,473)    (6,720)    (6,094)    (4,158)     (3,164)
  Other income, net.....................      761        701        653         485        149        374        318         439
                                          -------    -------    -------     -------    -------    -------    -------     -------
  Loss before provision for (benefit
    from) income taxes and equity in net
    loss of affiliated companies........   (1,320)   (11,775)    (9,696)     (9,988)    (6,571)    (5,720)    (3,840)     (2,725)
  Provision for (benefit from) income
    taxes...............................     (514)    (4,201)    (3,519)     (1,100)        --         --         --         102
                                          -------    -------    -------     -------    -------    -------    -------     -------
  Loss before equity in net loss of
    affiliated companies................     (806)    (7,574)    (6,177)     (8,888)    (6,571)    (5,720)    (3,840)     (2,827)
  Equity in net loss of affiliated
    companies...........................       (7)      (324)      (422)       (329)      (614)      (149)      (676)        (50)
                                          -------    -------    -------     -------    -------    -------    -------     -------
  Net loss..............................  $  (813)   $(7,898)   $(6,599)    $(9,217)   $(7,185)   $(5,869)   $(4,516)    $(2,877)
                                          =======    =======    =======     =======    =======    =======    =======     =======
  Basic loss per share..................  $ (0.06)   $ (0.61)   $ (0.51)    $ (0.71)   $ (0.54)   $ (0.44)   $ (0.34)    $ (0.21)
  Diluted loss per share................  $ (0.06)   $ (0.61)   $ (0.51)    $ (0.71)   $ (0.54)   $ (0.44)   $ (0.34)    $ (0.21)
  Weighted average shares
    outstanding--basic..................   12,923     12,965     13,001      13,065     13,198     13,360     13,403      13,458
  Weighted average shares
    outstanding--diluted................   12,923     12,965     13,001      13,065     13,198     13,360     13,403      13,458

                                                                               QUARTER ENDED
                                          ---------------------------------------------------------------------------------------
                                          JULY 31,   OCT. 31,   JAN. 31,   APRIL 30,   JULY 31,   OCT. 31,   JAN. 31,   APRIL 30,
                                            1998       1998       1999       1999        1999       1999       2000       2000
                                          --------   --------   --------   ---------   --------   --------   --------   ---------
PERCENTAGE OF REVENUE:
  Revenue...............................   100.0%      100.0%    100.0%      100.0%     100.0%     100.0%     100.0%      100.0%
  Cost of Revenue.......................    56.0%      105.0%     82.1%       82.3%      58.6%      65.4%      55.7%       50.6%
  Gross profit..........................    44.0%       (5.0)%    17.9%       17.7%      41.4%      34.6%      44.3%       49.4%
  Operating expenses:
    Research and development............    27.7%       52.8%     40.9%       47.8%      44.9%      33.5%      32.6%       31.8%
    Marketing and sales.................    13.0%       26.5%     21.8%       26.3%      22.0%      24.7%      18.9%       19.0%
    General and administrative..........    12.0%       18.1%     19.8%       29.5%      28.8%      21.1%      17.9%       14.4%
  Loss from operations..................    (8.7)%    (102.0)%   (83.2)%     (85.9)%    (54.4)%    (44.7)%    (25.1)%     (15.9)%
  Other income, net.....................     3.2%        5.7%      5.3%        4.0%       1.2%       2.7%       1.9%        2.2%
  Net Loss..............................    (3.4)%     (64.5)%   (53.1)%     (75.6)%    (58.1)%    (43.1)%    (27.2)%     (14.4)%

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

    We recorded a $2.3 million credit to the provision for income taxes during the fourth quarter of fiscal 1998, which included a $1.8 million credit resulting from the difference between our actual effective tax rate for fiscal 1998 of 24.9% and the estimated effective tax rate of 35.0% utilized during the first three quarters of fiscal 1998. Also in the fourth quarter of 1998, we reversed accrued bonus expense of $1.3 million, which had been recorded in the first two quarters of fiscal 1998. The difference between our actual effective tax rate and the estimated effective tax rate used in the first three quarters of fiscal 1998 resulted primarily from the effect of a $1.9 million pre-tax loss for the fourth quarter of fiscal 1998, compared to pre-tax income of $15.1 million for the first three quarters of fiscal 1998. Also contributing to the difference in the estimated and actual effective tax rates were larger than anticipated federal and state research and development tax credits due in part to expenditures in the fourth quarter The reversal of the accrued bonus expense reflects our cost reduction measures initiated in the fourth quarter of fiscal 1998. Pro forma net income for the nine months ended January 31, 1998, including the reversal of the bonus accrual and utilizing the actual effective tax rate of 24.9%, is $12,673,000, compared to reported net income for the nine months ended January 31, 1998 of $10,152,000

LIQUIDITY AND CAPITAL RESOURCES

    At April 30, 2000, we had $35.0 million in cash and cash equivalents and $65.7 million in working capital. In addition, we had $3.5 million in restricted cash used as security for a tax-exempt Industrial Development Bond issued through the Massachusetts Industrial Finance Agency in December 1997. We may substitute a letter of credit in an amount equal to approximately 105% of the outstanding principal balance as collateral for our obligations under this bond, assuming we have the ability to borrow under a credit facility. This substitution would allow the restricted cash balance to be used for general corporate purposes. We also had an unsecured revolving line of credit facility with a bank, with a maximum borrowing amount of $8 million or a specified percentage of accounts receivable, whichever is less. The credit facility provided us the option of borrowing at either the bank's prime rate or the bank's LIBOR rate plus 2%. The credit facility expired and all outstanding amounts thereunder were due December 21, 1999. There were no borrowings outstanding on the date that the credit facility expired. The Company does not intend to renew the credit facility or enter into a new credit facility with another institution at this time. At April 30, 2000, ADE was in violation of certain financial covenants related to the standby letter of credit agreements used as security for a tax-exempt Industrial Development Bonds issued through the Industrial Development Authority of the County of Pima, Arizona in
April 1999 and the Massachusetts Industrial Finance Agency in June 1996. We received a waiver of this default as of April 30, 2000.

    Cash used in operating activities for the year ended April 30, 2000 was $17.5 million. This amount resulted from a net loss of $20.4 million, adjusted for net non-cash charges of $7.3 million and a $4.3 million net increase in working capital accounts. Non-cash items consisted of $6.0 million of depreciation and amortization and $1.5 million as our share of the net loss of affiliated companies, net of cash dividends received from the affiliates, partially offset by a $207,000 increase in deferred tax assets.

    The net increase in working capital total of $4.3 million was comprised of increased accounts receivable, inventories and prepaid expenses of $2.7 million, $7.8 million and $174,000, respectively, and a decrease in accrued expenses and other current liabilities and deferred income on sales to Japan
ADE Ltd.

(JAL), our 50% owned Japanese affiliate, of $1.4 million and $1.5, million respectively. These amounts were partially offset by increased accounts payable of $1.8 million and a decrease in the income tax refund receivable of $7.4 million.

    The increase in accounts receivable resulted from the significantly increased billings and revenue during the last two quarters of fiscal 2000. The increase in inventory resulted primarily from inventory purchases related to a ramp up in production to meet the increase in customer orders. The increase in prepaid expenses results primarily from the timing of payments. The decrease in accrued liabilities and other current liabilities resulted from the timing of payments on vendor/supplier invoices related to the construction of our Tucson, Arizona facility. The decrease in deferred income on sales to Japan ADE Ltd. is due to the timing of shipments to JAL.

    The increase in accounts payable resulted primarily from increased inventory purchases related to the ramp up in production as well as the timing of the payables cycle. The decrease in income tax receivable resulted from receipt of an income tax refund generated by fiscal 1999 operating losses.

    Cash used in investing activities was $9.9 million, and consisted of $7.5 million for purchases of fixed assets, $1.0 million in advances to affiliated companies and an aggregate increase in other assets and restricted cash of $1.4 million.

    Cash provided by financing activities was $872,000 and consisted of proceeds from the issuance of common stock from the exercise of stock options and the purchase of stock under the employee stock purchase plan of $1.4 million. This amount was partially offset by $564,000 in repayments of long-term debt.

    We expect to meet our near-term working capital needs and capital expenditures primarily through our available cash and cash equivalents.

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

NEW ACCOUNTING PRONOUNCEMENTS

    In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities", which required adoption in periods beginning after June 15, 1999. SFAS No. 133 was subsequently amended by SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities-Deferral of the Effective Date of FASB Statement No. 133" and will now be effective for fiscal years beginning after June 15, 2000. The Company does not expect SFAS No. 133 to have a material effect on its financial condition or results of operations.

    In December 1999, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin No. 101 (SAB 101), "Revenue Recognition in Financial Statements." SAB 101 summarizes the SEC's views in applying generally accepted accounting principles to selected revenue recognition issues. The Company is required to adopt SAB 101 in the fourth quarter of fiscal 2001. The impact of SAB 101 on the Company's financial statements has not yet been determined.

    In March 2000, the FASB issued Interpretation ("FIN") No. 44, "Accounting for Certain Transactions Involving Stock Compensation--an interpretation of APB Opinion No. 25". FIN No. 44 clarifies the application of APB Opinion No. 25 to certain issues including: the definition of an employee for purposes of applying APB Opinion No. 25; the criteria for determining whether a plan qualifies as a non-compensatory plan; the accounting consequence of various modifications to the terms of previously fixed stock options or awards; and the accounting for the exchange of stock compensation awards in business combination. FIN No. 44 is effective July 1, 2000, but certain conclusions in FIN No. 44 are applicable retroactively to specific events occurring after either December 15, 1998 or January 12, 2000. ADE Corporation does not expect the application of FIN No. 44 to have a material impact on the Company's financial position or results of operations.

INFLATION

    To date, inflation has not had a significant impact on our operations.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

    The information required by Item 8 is contained on pages F-1 through F-22 of this report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

    The information regarding directors required by this Item is included in the definitive Proxy Statement for the Company's 2000 Annual Meeting of Stockholders, to be filed with the Commission on or about August 16, 2000 under "Election of Directors" and is incorporated herein by reference. The information regarding executive officers required by this Item is included in Part I of this Form 10-K.

ITEM 11. EXECUTIVE COMPENSATION

    The information required by this Item is included in the 2000 Proxy Statement under "Executive Compensation" and is incorporated herein by reference (excluding, however, the "Report on Executive Compensation" and the Performance Graph contained in the 2000 Proxy Statement, which shall not be deemed incorporated herein).

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    The information required by this Item is included in the 2000 Proxy Statement under "Security Ownership of Certain Beneficial Owners and Management" and is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    Not applicable.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

  (a)(1) Financial Statements. The Financial Statements required to be filed by
         Item 8 of Form 10-K, and filed herewith, are as follows:

                                                              PAGE NUMBER IN
                                                              THIS FORM 10-K
                                                              --------------
Report of Independent Accountants...........................        F-1

Consolidated Balance Sheet as of April 30, 2000 and 1999....        F-2

Consolidated Statement of Operations for the three years
  ended April 30, 2000......................................        F-3

Consolidated Statement of Stockholders' Equity for the three years ended
  April 30, 2000............................................        F-4

Consolidated Statement of Cash Flows for the three years
  ended April 30, 2000......................................        F-5

Notes to Consolidated Financial Statements..................        F-6

  (a)(2) Financial Statement Schedule:

         II--Valuation and Qualifying Accounts and Reserves
         for the three years ended April 30, 2000...........      S-1

    All other schedules are omitted because they are either not applicable or the required information is included in the financial statements or related notes.

  (a)(3) Exhibits.

       EXHIBIT
       NUMBER                                   DESCRIPTION
---------------------   ------------------------------------------------------------
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

 10.2                   1997 Stock Option Plan (filed as Exhibit 4.3 to the
                        Company's Registration Statement on Form S-8(333-46505) or amendments thereto and incorporated herein by reference).

 10.3                   Amendment to 1997 Stock Option Plan dated April 7, 1999
                        (filed as Exhibit 10.3 to the Company's Form 10-K for the
                        fiscal year ended April 30, 1999 and incorporated herein by reference).

 10.4                   1995 Stock Option Plan (filed as Exhibit 10.4 to the
                        Company's Registration Statement on Form S-1 (33-96408) or amendments thereto and incorporated herein by reference).*

       EXHIBIT
       NUMBER                                   DESCRIPTION
---------------------   ------------------------------------------------------------
 10.5                   1992 Stock Option Plan (filed as Exhibit 10.5 to the
                        Company's Registration Statement on Form S-1 (33-96408) or
                        amendments thereto and incorporated herein by reference).*

 10.6                   Amendment to 1992 Stock Option Plan dated April 7, 1999
                        (filed as Exhibit 10.6 to the Company's Form 10-K for the
                        fiscal year ended April 30, 1999 and incorporated herein by reference).

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

       EXHIBIT
       NUMBER                                   DESCRIPTION
---------------------   ------------------------------------------------------------
 10.19                  Escrow Agreement dated as of May 31, 1998 by and among ADE
                        Corporation, Chris Koliopoulos, David Basila, and Norman
                        Fenton as Escrow Agent (as Exhibit 10.20 to the Company's
                        Form 10-K for the fiscal year ended April 30, 1998, and
                        incorporated herein by reference.).

 10.20                  Noncompetition Agreement dated as of May 31, 1998 by and
                        between ADE Corporation and Chris Koliopoulos (filed as
                        Exhibit 10.21 to the Company's Form 10-K for the fiscal year ended April 30, 1998, and incorporated herein by reference).

 10.21                  Noncompetition Agreement dated as of May 31, 1998 by and
                        between ADE Corporation and David Basila (filed filed as
                        Exhibit 10.22 to the Company's Form 10-K for the fiscal year ended April 30, 1998, and incorporated herein by reference).

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

 23.1                   Consent of PricewaterhouseCoopers LLP (filed as Exhibit 23.1 to the Company's Form 10-K for the fiscal year ended
                        April 30, 1999 and incorporated herein by reference).

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

                                                       ADE CORPORATION

July 28, 2000                                          By:  /s/ ROBERT C. ABBE
                                                            -----------------------------------------
                                                            Robert C. Abbe
                                                            PRESIDENT AND CHIEF EXECUTIVE OFFICER

    Each person whose signature appears below constitutes and appoints Robert C. Abbe, Brian Heath, Eileen Smith Ewing, and each of them, his true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution in each of them, for him and in his name, place, and stead, and in any and all capacities, to sign this annual report on Form 10-K of ADE Corporation and any amendments thereto, and to file the same, with all exhibits thereto and any other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite or necessary to be done in and about the premises, as fully and to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents or any of them or their or his substitute or substitutes may lawfully do or cause to be done by virtue hereof.

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

                      SIGNATURE                                     TITLE                    DATE
                      ---------                                     -----                    ----
                 /s/ ROBERT C. ABBE                    President, Chief Executive
     -------------------------------------------       Officer and Director (Principal   July 28, 2000
                   Robert C. Abbe                      Executive Officer)

                 /s/ BRIAN J. HEATH                    Director of Finance (Principal
     -------------------------------------------       Financial Officer)                July 28, 2000
                   Brian J. Heath

                /s/ JOSEPH E. ROVATTI                  Controller (Principal Accounting
     -------------------------------------------       Officer)                          July 28, 2000
                  Joseph E. Rovatti

                 /s/ LANDON T. CLAY                    Chairman of the Board
     -------------------------------------------                                         July 28, 2000
                   Landon T. Clay

                      SIGNATURE                                     TITLE                    DATE
                      ---------                                     -----                    ----
              /s/ CHRIS L. KOLIOPOULOS                 Vice President of ADE, President
     -------------------------------------------       of ADE Phase Shift and Director   July 28, 2000
                Chris L. Koliopoulos

             /s/ FRANCIS B. LOTHROP, JR.               Director
     -------------------------------------------                                         July 28, 2000
               Francis B. Lothrop, Jr.

               /s/ H. KIMBALL FAULKNER                 Director
     -------------------------------------------                                         July 28, 2000
                 H. Kimball Faulkner

                 /s/ KENDALL WRIGHT                    Director
     -------------------------------------------                                         July 28, 2000
                   Kendall Wright

                   /s/ HARRIS CLAY                     Director
     -------------------------------------------                                         July 28, 2000
                     Harris Clay

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders of ADE Corporation

    In our opinion, the consolidated financial statements listed in the index appearing under Item 14 (a)(1) on page 24 present fairly, in all material respects, the financial position of ADE Corporation and its subsidiaries at April 30, 2000 and 1999, and the results of their operations and their cash flows for each of the three years in the period ended April 30, 2000, in conformity with accounting principles generally accepted in the United States. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 14 (a) (2) on page 24 presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

PRICEWATERHOUSECOOPERS LLP

Boston, Massachusetts
June 16, 2000

                                ADE CORPORATION

                           CONSOLIDATED BALANCE SHEET

                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                                              APRIL 30,   APRIL 30,
                                                                2000        1999
                                                              ---------   ---------
                                      ASSETS
Current assets:
  Cash and cash equivalents.................................  $ 35,001    $ 61,278
  Accounts receivable:
    Trade, less allowance for doubtful accounts of $629 and
      $820, respectively....................................    13,935      10,192
    Affiliate...............................................       614       1,651
  Inventories...............................................    29,968      22,178
  Income tax refund receivable..............................        --       7,425
  Prepaid expenses and other current assets.................       756         582
  Deferred income taxes.....................................     4,484       7,419
                                                              --------    --------
      Total current assets..................................    84,758     110,725

Fixed assets, net...........................................    30,724      28,268
Deferred income taxes.......................................     6,106       2,964
Investments.................................................     3,331       3,869
Intangible assets, net......................................     3,892       3,669
Restricted cash.............................................     3,705       3,533
Other assets................................................       354         402
                                                              --------    --------
                                                              $132,870    $153,430
                                                              ========    ========

                       LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Current portion of long-term debt.........................  $    598    $    575
  Accounts payable..........................................     4,017       2,256
  Accrued expenses and other current liabilities............    14,096      15,449
  Deferred income on sale to affiliate......................       337       1,791
                                                              --------    --------
      Total current liabilities.............................    19,048      20,071

Long-term debt..............................................    11,950      12,537

STOCKHOLDERS' EQUITY:
  Preferred stock, $1.00 par value; 1,000,000 shares
    authorized; none issued or outstanding..................        --          --
  Common stock, $.01 par value; 25,000,000 shares
    authorized; 13,479,066 and 13,276,402 issued and
    outstanding at April 30, 2000 and 1999, respectively....       135         133
  Capital in excess of par value............................   101,580     100,146
  Retained earnings.........................................       178      20,625
                                                              --------    --------
                                                               101,893     120,904
  Deferred compensation.....................................       (21)        (82)
                                                              --------    --------
                                                               101,872     120,822
                                                              --------    --------
Commitments (Note 15)
                                                              $132,870    $153,430
                                                              ========    ========

   The accompanying notes are an integral part of the consolidated financial statements.

                                ADE CORPORATION

                      CONSOLIDATED STATEMENT OF OPERATIONS

                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                   YEAR ENDED APRIL 30,
                                                              ------------------------------
                                                                2000       1999       1998
                                                              --------   --------   --------
Revenue.....................................................  $ 53,719   $ 51,631   $117,925
Revenue from affiliate......................................     8,787      9,254     17,775
                                                              --------   --------   --------
    Total revenue...........................................    62,506     60,885    135,700
                                                              --------   --------   --------
Cost of revenue.............................................    32,190     42,477     54,645
Cost of revenue from affiliate..............................     3,285      4,012      7,110
                                                              --------   --------   --------
    Total cost of revenue...................................    35,475     46,489     61,755
                                                              --------   --------   --------
      Gross profit..........................................    27,031     14,396     73,945
                                                              --------   --------   --------
Operating expenses:
    Research and development................................    21,884     24,026     27,580
    Purchased in-process research and development...........        --         --      6,100
    Marketing and sales.....................................    13,002     12,280     15,638
    General and administrative..............................    12,281     11,153     13,885
    Restructuring charges...................................        --      2,318         --
    Amortization of excess of net assets acquired over
    cost....................................................        --         --       (184)
                                                              --------   --------   --------
      Total operating expenses..............................    47,167     49,777     63,019
                                                              --------   --------   --------
Income (loss) from operations...............................   (20,136)   (35,381)    10,926
Other income (expense):
    Interest and other income...............................     2,199      3,220      2,854
    Interest expense........................................      (919)      (620)      (507)
                                                              --------   --------   --------
Income (loss) before provision for (benefit from) income
  taxes and equity in net loss of affiliated companies......   (18,856)   (32,781)    13,273
Provision for (benefit from) income taxes...................       102     (9,335)     3,301
                                                              --------   --------   --------
Income (loss) before equity in net loss of affiliated
  companies.................................................   (18,958)   (23,446)     9,972
Equity in net loss of affiliated companies..................    (1,489)    (1,082)    (1,005)
                                                              --------   --------   --------
Net income (loss)...........................................  $(20,447)  $(24,528)  $  8,967
                                                              ========   ========   ========

Basic earnings (loss) per share.............................  $  (1.53)  $  (1.89)  $   0.73
Diluted earnings (loss) per share...........................  $  (1.53)  $  (1.89)  $   0.70

Weighted average shares outstanding--basic..................    13,353     12,989     12,215
Weighted average shares outstanding--diluted................    13,353     12,989     12,822

   The accompanying notes are an integral part of the consolidated financial statements.

                                ADE CORPORATION

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                            COMMON STOCK
                                        ---------------------   CAPITAL IN                                 TOTAL
                                          NUMBER       PAR      EXCESS OF    RETAINED     DEFERRED     STOCKHOLDERS'
                                        OF SHARES     VALUE       OF PAR     EARNINGS   COMPENSATION      EQUITY
                                        ----------   --------   ----------   --------   ------------   -------------
Balance at April 30, 1997.............  10,604,160     $106      $ 28,641    $ 36,186       $(204)       $ 64,729

Sale of common stock in connection
  with public offering in August 1997,
  net of issuance costs of $4,320.....   2,300,000       23        67,820                                  67,843
Exercise of common stock options......     183,896        2           834                                     836
Sale of common stock pursuant to the
  Employee Stock Purchase Plan........      27,279       --           452                                     452
Common stock issued in lieu of Board
  of Directors fees...................         717       --            12                                      12
Amortization of deferred
  compensation........................                                                         61              61
Tax benefit related to exercise of
  common stock options................                              1,286                                   1,286
Net income............................                                          8,967                       8,967
                                        ----------     ----      --------    --------       -----        --------
Balance at April 30, 1998.............  13,116,052      131        99,045      45,153        (143)        144,186

Exercise of common stock options......     106,820        2           517                                     519
Sale of common stock pursuant to the
  Employee Stock Purchase Plan........      53,530       --           469                                     469
Amortization of deferred
  compensation........................                                                         61              61
Tax benefit related to exercise of
  common stock options................                                115                                     115
Net loss..............................                                        (24,528)                    (24,528)
                                        ----------     ----      --------    --------       -----        --------
Balance at April 30, 1999.............  13,276,402      133       100,146      20,625         (82)        120,822

Exercise of common stock options......     157,250        2           957                                     959
Sale of common stock pursuant to the
  Employee Stock Purchase Plan........      45,414       --           477                                     477
Amortization of deferred
  compensation........................                                                         61              61
Net loss..............................                                        (20,447)                    (20,447)
                                        ----------     ----      --------    --------       -----        --------
Balance at April 30, 2000.............  13,479,066     $135      $101,580    $    178       $ (21)       $101,872
                                        ==========     ====      ========    ========       =====        ========

   The accompanying notes are an integral part of the consolidated financial statements.

                                ADE CORPORATION

                      CONSOLIDATED STATEMENT OF CASH FLOWS
                INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS
                                 (IN THOUSANDS)

                                                                   YEAR ENDED APRIL 30,
                                                              ------------------------------
                                                                2000       1999       1998
                                                              --------   --------   --------
CASH FLOWS PROVIDED BY (USED IN) OPERATING ACTIVITIES:
  Net income (loss).........................................  $(20,447)  $(24,528)  $  8,967
  Adjustments to reconcile net income (loss) to net cash
    provided by (used in) operating activities:
      Depreciation and amortization.........................     5,881      5,945      3,436
      In-process research and development from business
        acquisition.........................................        --         --      6,100
      Non-cash portion of restructuring charge..............        --        931         --
      Equity in net loss of affiliated companies, net of
        dividends received..................................     1,544      1,192      1,060
      Deferred income taxes.................................      (207)      (808)    (3,702)
      Shares issued in lieu of directors' fees..............        --         --         12
      Amortization of deferred compensation.................        61         61         61
      Changes in assets and liabilities, net of acquisition:
          Accounts receivable, trade........................    (3,743)     5,353      5,495
          Accounts receivable, affiliate....................     1,037       (258)      (310)
          Inventories.......................................    (7,790)     6,614     (5,923)
          Income tax refund receivable......................     7,425     (2,074)    (4,954)
          Prepaid expenses and other current assets.........      (174)       640     (1,189)
          Accounts payable..................................     1,761     (3,438)      (232)
          Accrued expenses and other current liabilities....    (1,353)     3,244     (3,171)
          Deferred income on sales to affiliate.............    (1,454)      (720)      (150)
                                                              --------   --------   --------
              Net cash provided by (used in) operating
                activities..................................   (17,459)    (7,846)     5,500
                                                              --------   --------   --------
CASH FLOWS PROVIDED BY (USED IN) INVESTING ACTIVITIES:
  Purchases of fixed assets.................................    (7,510)    (7,759)   (13,075)
  Change in restricted cash.................................      (172)       275     (3,808)
  Equity investments and advances...........................    (1,006)    (1,169)    (1,790)
  Acquisition of business for cash..........................        --         --    (10,048)
  Increase in other assets..................................    (1,002)      (102)       (27)
                                                              --------   --------   --------
              Net cash used in investing activities.........    (9,690)    (8,755)   (28,748)
                                                              --------   --------   --------
CASH FLOWS PROVIDED BY (USED IN) FINANCING ACTIVITIES:
  Repayment of long-term debt...............................      (564)      (435)      (943)
  Proceeds from issuance of long-term debt..................        --      4,500      4,000
  Proceeds from issuance of common stock, net of issuance
    costs...................................................     1,436        988     69,131
  Tax benefit related to the exercise of common stock
    options.................................................        --        115      1,286
                                                              --------   --------   --------
              Net cash provided by financing activities.....       872      5,168     73,474
                                                              --------   --------   --------
Net increase (decrease) in cash and cash equivalents........   (26,277)   (11,433)    50,226
Cash and cash equivalents, beginning of year................    61,278     72,711     22,485
                                                              --------   --------   --------
Cash and cash equivalents, end of year......................  $ 35,001   $ 61,278   $ 72,711
                                                              ========   ========   ========

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

    REVENUE RECOGNITION

    Revenue from product sales is recorded upon shipment, provided evidence of an arrangement exists, fees are fixed or determinable and collection of the related receivable is probable. We accrue for anticipated warranty costs upon shipment. Service revenue is recognized as the services are performed, provided collection of the related receivable is probable. Service contract revenue is recognized ratably over the contractual periods the services are provided. We do not provide the right to return products. Revenue from software licenses is recognized when an agreement has been executed, software has been delivered, fees are fixed or determinable and collection of the related receivable is probable. Revenue from software consulting services provided on a time and reimbursable expense basis is recognized as the services are provided.

    CASH AND CASH EQUIVALENTS

    The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. The Company invests its excess cash in money market accounts. These investments are subject to minimal credit and market risks. At April 30, 2000 and 1999, the Company has classified its cash equivalent investments totaling $30,951,000 and $51,914,000, respectively, as available for sale. The carrying amount of these investments approximates fair market value.

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

                                ADE CORPORATION

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

    CONCENTRATIONS

    CREDIT RISK

    Financial instruments which potentially expose the Company to concentration of credit risk include cash, cash equivalents and trade accounts receivable. A significant amount of the Company's cash and cash equivalents are held by three financial institutions. Accounts at each institution are insured by the Federal Deposit Insurance Corporation up to $100,000. Uninsured cash balances totaled approximately $3,214,000 and $8,437,000 at April 30, 2000 and 1999,
respectively. The Company does not believe that such deposits are subject to any unusual credit risk associated with operating its business.

    The Company's customer base primarily consists of semiconductor wafer, semiconductor device and data storage manufacturers. Accounts receivable from two customers accounted for approximately 22% and 32% of total accounts receivable at April 30, 2000 and 1999, respectively. The Company performs ongoing credit evaluations of customers' financial condition and has used letters of credit from financial institutions to secure payments, although it generally does not require collateral. The Company maintains reserves for potential credit losses.

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

                                ADE CORPORATION

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
    STOCK-BASED COMPENSATION

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

    EARNINGS (LOSS) PER SHARE

    Earnings (loss) per share are presented in accordance with Statement of Financial Accounting Standards No. 128, "Earnings Per Share" ("SFAS 128"), which requires the presentation of "basic" earnings per share and "diluted" earnings per share. Basic earnings (loss) per share is computed by dividing net income
(loss) available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings (loss) per share is computed using the weighted average number of common shares outstanding and gives effect to all dilutive potential common shares outstanding during the period. Potential common shares include shares issuable upon the assumed exercise of dilutive stock options and shares issued in the PST merger held in escrow. For the years ended April 30, 2000 and 1999, respectively, 256,976 and 233,582 common shares issuable upon the exercise of stock options are antidilutive and for the year ended April 30, 2000, 200,000 shares issued in the PST merger held in escrow are antidilutive because the Company recorded a net loss for the year and, therefore, have been excluded from the diluted earnings (loss) per share computation.

    The following is a reconciliation of the shares used in calculating basic and diluted earnings (loss) per share:

                                                           YEAR ENDED APRIL 30,
                                                      ------------------------------
                                                        2000       1999       1998
                                                      --------   --------   --------
                                                              (IN THOUANDS)
Shares used in computation:
  a. Weighted average common stock outstanding used
     in computation of basic earnings (loss) per
     share..........................................   13,353     12,989     12,215
  b. Dilutive effect of stock options and
     warrants.......................................       --         --        407
  c. Dilutive effect of shares held in escrow.......       --         --        200
                                                       ------     ------     ------
  d. Shares used in computation of diluted earnings
     (loss) per share...............................   13,353     12,989     12,822
                                                       ======     ======     ======

    USE OF ESTIMATES

    The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingencies at April 30, 2000 and 1999, and the reported amounts of revenue and expenses during the three year period ended April 30, 2000. Areas particularly subject to estimation include the allowance for doubtful accounts, the reserve for potential excess and obsolete inventory, the carrying value of the Company's intangible assets and the valuation allowance on deferred tax assets. Actual results could differ from those estimates.

                                ADE CORPORATION

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
    RECLASSIFICATIONS

    Certain amounts in the 1998 financial statements have been reclassified to conform with the 2000 and 1999 presentation.

    NEW ACCOUNTING PRONOUNCEMENTS

    In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities", which required adoption in periods beginning after June 15, 1999. SFAS No. 133 was subsequently amended by SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities-Deferral of the Effective Date of FASB

    Statement No. 133" and will now be effective for fiscal years beginning after June 15, 2000. The Company does not expect SFAS No. 133 to have a material effect on its financial condition or results of operations.

    In December 1999, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin No. 101 (SAB 101), "Revenue Recognition in Financial Statements." SAB 101 summarizes the SEC's views in applying generally accepted accounting principles to selected revenue recognition issues. The Company is required to adopt SAB 101 in the fourth quarter of fiscal 2001. The impact of SAB 101 has not yet been determined on the Company's financial statements.

    In March 2000, the FASB issued Interpretation ("FIN") No. 44, "Accounting for Certain Transactions Involving Stock Compensation--an interpretation of APB Opinion No. 25". FIN No. 44 clarifies the application of APB Opinion No. 25 to certain issues including: the definition of an employee for purposes of applying APB Opinion No. 25; the criteria for determining whether a plan qualifies as a non-compensatory plan; the accounting consequence of various modifications to the terms of previously fixed stock options or awards; and the accounting for the exchange of stock compensation awards in business combination. FIN No. 44 is effective July 1, 2000, but certain conclusions in FIN No. 44 are applicable retroactively to specific events occurring after either December 15, 1998 or January 12, 2000. ADE Corporation does not expect the application of FIN No. 44 to have a material impact on the Company's financial position or results of operations.

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

                                ADE CORPORATION

3. BUSINESS ACQUISITIONS (CONTINUED)
    Separate results of operations for the periods prior to the merger for PST and the Company were as follows:

                                                             YEAR ENDED APRIL 30,
                                                                     1998
                                                             --------------------
                                                                (IN THOUSANDS)
Revenue:
  ADE Corporation..........................................        $123,265
  PST......................................................          12,435
                                                                   --------
  Combined.................................................        $135,700
                                                                   ========
Net income:
  ADE Corporation..........................................        $  6,647
  PST......................................................           2,320
                                                                   --------
  Combined.................................................        $  8,967
                                                                   ========

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

    The SSD acquisition has been accounted for under the purchase method. Accordingly, the results of operations of SSD and the estimated fair market values of the acquired assets and assumed liabilities have been included in the Company's financial statements as of the date of the acquisition. Unaudited pro forma results of operations presenting the acquisition as though it had been made at the beginning of fiscal 1998, including the write-off of purchased in-process research and development, amortization of acquired intangible assets and elimination of intercompany transactions, are as follows:

                                                            YEAR ENDED APRIL 30,
                                                                    1998
                                                            ---------------------
                                                            (IN THOUSANDS, EXCEPT
                                                               PER SHARE DATA)
Revenue...................................................        $136,293
Net income................................................        $  8,226
Basic earnings per share..................................        $   0.67
Diluted earnings per share................................        $   0.64

                                ADE CORPORATION

3. BUSINESS ACQUISITIONS (CONTINUED)
    The purchase price has been allocated to the acquired assets and assumed liabilities as follows:

                                                              (IN THOUSANDS)
                                                              --------------
Property and equipment......................................     $   354
In-process research and development.........................       6,100
Acquired software...........................................       1,100
Assembled workforce.........................................         450
Goodwill....................................................       2,403
Current liabilities.........................................        (359)
                                                                 -------
                                                                 $10,048
                                                                 =======

    The amount allocated to in-process research and development was determined by an independent appraiser and represented technology which had not reached technological feasibility and had no alternative future use. Accordingly, this amount of $6,100,000 was charged to operations at the acquisition date. There have not been any released products derived from the purchased in-process research and development as of April 30, 2000. The $2,403,000 allocated to goodwill and $450,000 allocated to assembled workforce are being amortized on a straight line basis over their estimated useful lives of ten and six years, respectively. Accumulated amortization for the goodwill at April 30, 2000 and 1999 was $618,000 and $383,000, respectively. Accumulated amortization for the assembled workforce at April 30, 2000 and 1999 was $197,000 and $122,000, respectively. The $1,100,000 allocated to acquired software has been amortized at the greater of 1) the ratio that current gross revenue for the related products bear to the total current and anticipated future gross revenue for those products or 2) on a straight line basis over its estimated useful life of 2 years. This capitalized software had accumulated amortization at April 30, 1999 of $984,000 and was completely amortized at April 30, 2000.

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

    The Company has a 50% investment in JAL, which has been the exclusive distributor of ADE dimensional products in Japan since 1986. Sales to JAL which have not in turn been sold to unrelated third parties at April 30, 2000, 1999 and 1998 have been eliminated, and the related profit on such sales is recorded as deferred income on sales to affiliate.

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

                                ADE CORPORATION

4. INVESTMENTS (CONTINUED)
This amount was recorded in the equity in net loss of affiliated companies in the statement of operations. During fiscal 2000 and 1999, the Company advanced $1.0 million and $1.2 million, respectively, in short term notes receivable to Microspec. On May 1, 1999, $1,000,000 of these advances converted into additional shares of Microspec's common stock, increasing the Company's ownership to 67.5%. The Company has allocated the cost of its additional investment to its proportional share of the estimated fair values of the assets and liabilities of Microspec at the date of acquisition. The Company continues to account for this investment under the equity method of accounting due to certain significant contractual minority rights of the remaining stockholder. There were no material purchases from or sales to Microspec during fiscal 2000, 1999 or 1998.

    As of January 2000, the Company entered into an agreement with Microspec's minority shareholder, which provided ADE an option to purchase the minority interest in Microspec. The Company has subsequently decided that it will not exercise the option and has further decided to make no additional investments in Microspec. ADE is currently in the process of searching for a buyer of the Company's interest in Microspec.

    The financial positions and results of operations of JAL and Microspec were not significant, individually or in the aggregate, compared to those of the Company as of and for the years ended April 30, 2000 and 1999. The summarized unaudited financial information below for fiscal year 1998 represents an aggregation of the Company's nonsubsidiary affiliates:

                                                             YEAR ENDED APRIL 30
                                                                    1998
                                                             -------------------
                                                               (IN THOUSANDS)
Revenue....................................................        $37,856
Gross profit...............................................         12,852
Net income.................................................          1,791

                                                                APRIL 30
                                                                  1998
                                                             --------------
Current assets.............................................     $27,378
Noncurrent assets..........................................       1,981
Current liabilities........................................      24,160
Noncurrent liabilities.....................................         723

    The Company's share of undistributed earnings of one affiliated company was $1,898,000 at April 30, 2000 and the Company's share of the losses of the other affiliated company included in consolidated retained earnings was $(2,077,000) at April 30, 2000. The Company received $55,000 in dividends from JAL during fiscal year 2000. At April 30, 2000, the Company's investment exceeds the underlying net assets of affiliated companies by $1,075,000. This excess is being amortized by decreasing the equity in net earnings of affiliated companies using the straight-line method over five years. Related amortization expense of $710,000, $363,000 and $363,000 was recorded in fiscal 2000, 1999 and 1998, respectively.

    The Company also has a less than 20% investment in a company in the amount of $500,000 that is accounted for using the cost method. The Company has paid $1,500,000 to license technology for use in its products from this investee company. This license fee has been capitalized and is being amortized at the greater of 1) the ratio that current gross revenue for the related products bear to the total current and anticipated future gross revenue for those products or
2) on a straight line basis over its estimated useful

                                ADE CORPORATION

4. INVESTMENTS (CONTINUED)
life of 5 years. Related amortization expense of $300,000 was recognized in fiscal 2000. This capitalized license technology had accumulated amortization of $600,000 at April 30, 2000.

5. RESTRUCTURING CHARGES

    In January 1999, the Company implemented a restructuring of operations plan designed to better align the Company's cost structure with its reduced revenue resulting from the decline in capital equipment expenditures in the semiconductor and data storage industries. The plan included workforce reductions as well as the consolidation of manufacturing and other operational facilities. The Company recorded restructuring charges of $2,318,000 for the year ended April 30, 1999, comprised of the following: severance charges of $1,202,000 related to the termination of 76 employees in general and administrative, marketing and sales, manufacturing, and engineering functions; $185,000 in lease termination penalties and $931,000 in non-cash fixed asset impairments related to furniture, fixtures and building improvements on the terminated leased facilities. The fair value of the impaired assets was determined as their estimated salvage value at the time of their eventual disposition increased by their estimated utility during their related service period through disposition. These impaired assets were removed from service by January 31, 2000. Through April 30, 2000, the Company has made lease termination payments of $185,000. Of the $1,202,000 in accrued severance in accrued expenses as of May 1, 1999, $924,000 was paid during the fiscal year ended April 30, 2000.

6. INVENTORIES

    Inventories consist of the following:

                                                                 APRIL 30,
                                                            -------------------
                                                              2000       1999
                                                            --------   --------
                                                              (IN THOUSANDS)
Raw materials and purchased parts.........................  $13,202    $13,190
Work-in-process...........................................   15,437      8,211
Finished goods............................................    1,329        777
                                                            -------    -------
                                                            $29,968    $22,178
                                                            =======    =======

                                ADE CORPORATION

7. FIXED ASSETS

    Fixed assets consist of the following:

                                                                       APRIL 30,
                                                   USEFUL LIFE    -------------------
                                                    IN YEARS        2000       1999
                                                  -------------   --------   --------
                                                                    (IN THOUSANDS)
Land............................................                  $ 2,722    $ 2,722
Building and improvements.......................         15-25     22,135     13,198
Machinery and equipment.........................          3-10     12,915     13,997
Office equipment................................          3-10      5,296      5,329
Leasehold improvements..........................             5        268      1,569
Construction-in-progress........................                      239      4,998
                                                                  -------    -------
                                                                   43,575     41,813
Less accumulated depreciation...................                   12,851     13,545
                                                                  -------    -------
                                                                  $30,724    $28,268
                                                                  =======    =======

    Depreciation expense for the years ended April 30, 2000, 1999 and 1998 was $5,054,000, $4,618,000 and $3,148,000, respectively.

8. ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

    Accrued expenses and other current liabilities consist of the following:

                                                                 APRIL 30,
                                                            -------------------
                                                              2000       1999
                                                            --------   --------
                                                              (IN THOUSANDS)
Accrued salaries, wages, vacation pay and bonuses.........  $ 1,844    $ 1,901
Accrued commissions.......................................      647      1,305
Accrued warranty costs....................................    1,083      1,340
Accrued severance.........................................      278      1,246
Deferred revenue..........................................    6,436      6,070
Other.....................................................    3,808      3,587
                                                            -------    -------
                                                            $14,096    $15,449
                                                            =======    =======

9. BORROWINGS

    LONG-TERM DEBT

    In April 1999, the Company issued a tax exempt Industrial Development Bond through the Industrial Development Authority of the County of Pima, Arizona. The Company also issued tax exempt Industrial Development Bonds through the Massachusetts Industrial Finance Agency in December 1997 and June 1996. The face values of the April 1999 bond (the "1999 bond"), the December 1997 bond (the "1997 bond") and the June 1996 bond (the "1996 bond") were $4,500,000,
$4,000,000 and $5,500,000, respectively. The 1999 bond, 1997 bond and the 1996 bond bear interest at a rate of 5.52%, 5.79% and 5.74%, respectively, and provide for 50% of the principal to be paid over ten years from the dates of issuance with the remaining 50% due in March 2009, December 2007 and June 2006, respectively. Monthly

                                ADE CORPORATION

9. BORROWINGS (CONTINUED)
payments of principal and accrued interest for the 1999 bond are approximately $31,000. Monthly payments of principal and accrued interest for the 1997 bond commence at approximately $36,000 and decrease to approximately $27,000 over the ten-year payment period. Monthly payments of principal and accrued interest for the 1996 bond are approximately $43,000. The proceeds of the 1999 bond were used to fund the construction of a new manufacturing facility in Tucson, Arizona. The Company secured the issuance of this bond with a standby letter of credit from a financial institution. The standby letter of credit, bearing a fee of 1.5% of the outstanding bond balance, is secured by a mortgage on the building and land. Under the terms of the letter of credit, the Company is required to comply with certain financial covenants. The proceeds of the 1997 bond were used to fund the acquisition and renovation of a manufacturing facility. The Company secured the issuance of this bond with cash, which is classified as restricted cash on the April 30, 2000 and 1999 balance sheet. The proceeds of the June 1996 bond were used to fund the acquisition and renovation of the manufacturing facility in the Company's headquarters site. The Company secured the issuance of this bond with a standby letter of credit from a financial institution. The standby letter of credit, bearing a fee of 1.25% of the outstanding bond balance, is secured by a mortgage on the building and land. At April 30, 2000, the Company was in violation of certain financial covenants related to the letter of credit agreements. The Company obtained a waiver of this default as of April 30, 2000. Future maturities of these bonds are as follows:

YEAR ENDING APRIL 30,                                         (IN THOUSANDS)
---------------------                                         --------------
2001........................................................     $   598
2002........................................................         621
2003........................................................         646
2004........................................................         672
2005........................................................         699
Thereafter..................................................       9,312
                                                                 -------
                                                                 $12,548
                                                                 =======

    In December 1997, the Company entered into an unsecured revolving line of credit facility (the "Credit Facility") with a bank, with a maximum borrowing amount of $8,000,000 which is limited by certain receivables. The Credit Facility provides the Company the option of borrowing at either the bank's prime rate or the bank's LIBOR rate plus 2%. The Credit Facility expired and all outstanding amounts thereunder were due December 21, 1999. There were no borrowings outstanding on the date that the Credit Facility expired. The Company does not intend to renew the Credit Facility or enter into a new credit facility with another institution at this time.

                                ADE CORPORATION

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

10. EMPLOYEE COMPENSATION PLANS

    In April 1992, the Company adopted the 1992 Stock Option Plan (the "1992 Plan"). The 1992 Plan provides for the issuance to employees of options to purchase 479,000 shares of common stock plus any expired or canceled options granted pursuant to the Company's expired 1982 Stock Option Plan. In
August 1995, the Company adopted the 1995 Stock Option Plan (the "1995 Plan"). The 1995 Plan provides for the issuance to employees of stock options or stock awards to purchase 400,000 shares of common stock. In October 1997, the Company adopted the 1997 Employee Stock Option Plan (the "1997 Plan"). The 1997 Plan provides for the issuance to employees of stock options or stock awards to purchase 500,000 shares plus the number of shares reserved under the 1995 Plan that have not been issued or have been issued and subsequently cancelled. At April 30, 2000, 146,265 shares were available for future grants under the Company's stock option plans. Options are granted under the 1992, 1995 and 1997 Plans as either incentive stock options or non-qualified stock options and at exercise prices not less than the fair value of the stock on the date of grant or less than 110% of the fair value in the case of optionees holding more than 10% of the total combined voting power of all classes of stock of the Company. The terms of the options generally may not exceed ten years or five years in the case of optionees holding more than 10% of the total combined voting power of all classes of stock of the Company. The options are exercisable over periods determined by the compensation committee of the board of directors, generally at the rate of 20% per year, on a cumulative basis, beginning with the first anniversary of the date of grant.

    In October 1996, the Board of Directors adopted the Employee Stock Purchase Plan (the "Purchase Plan") effective as of October 1, 1996. The Purchase Plan provides full-time employees, nearly all of whom are eligible to participate, the opportunity to purchase common shares, on a quarterly basis, at 85% of the fair market value of the shares on either the first or last day of the applicable quarter, whichever is lower. The term of the Purchase Plan is for five years, and the Company has authorized 1,000,000 shares of the Company's common stock for issuance under the Purchase Plan. Under the Purchase Plan, the Company sold 45,414, 53,530 and 27,279 shares to employees in fiscal years 2000, 1999 and 1998, respectively.

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

    The Company applies APB No. 25 and related interpretations in accounting for stock-based compensation. The Company has recognized $61,000 as compensation expense in each of the fiscal years 2000, 1999 and 1998, respectively, for stock-based compensation. Had compensation cost for the stock-based compensation been determined based on the fair value at the grant dates of awards consistent with

                                ADE CORPORATION

10. EMPLOYEE COMPENSATION PLANS (CONTINUED) the provisions of SFAS No. 123, the Company's net income (loss) and earnings
(loss) per share would have been reduced to the pro forma amounts as follows:

                                                       YEAR ENDED APRIL 30,
                                                  ------------------------------
                                                    2000       1999       1998
                                                  --------   --------   --------
                                                      (IN THOUSANDS, EXCEPT
                                                         PER SHARE DATA)
Net income (loss):
  As reported...................................  $(20,447)  $(24,528)   $8,967
  Pro forma.....................................   (22,413)   (25,625)    8,102
Basic earnings (loss) per share:
  As reported...................................  $  (1.53)  $  (1.89)   $ 0.73
  Pro forma.....................................  $  (1.68)  $  (1.97)   $ 0.66
Diluted earnings (loss) per share:
  As reported...................................  $  (1.53)  $  (1.89)   $ 0.70
  Pro forma.....................................  $  (1.68)  $  (1.97)   $ 0.63

    The fair value of each option and purchase right grant was estimated on the grant date using the Black-Scholes option-pricing model with the following weighted average assumptions for fiscal years 2000, 1999 and 1998: no dividend yield; risk free interest rates of 6.6%, 5.2% and 5.7%, respectively; expected option terms of 6 years, 7 years and 6 years, respectively, and expected purchase right terms of three months; volatility of 58% for options and purchase rights granted in fiscal 2000, 70% for options and purchase rights granted in fiscal year 1999 and 60% for options and purchase rights granted in fiscal 1998. The weighted average fair value per option for options granted with option exercise prices equal to the fair value of the underlying common stock in fiscal years 2000, 1999 and 1998 was $10.31, $7.19 and $14.49, respectively. The weighted average fair value per option for options granted with exercise prices above the fair value of the underlying common stock in fiscal 1998 was $10.48. The weighted average fair value per purchase right for purchase rights granted in fiscal years 2000, 1999 and 1998 was $3.12, $3.48 and $7.08, respectively.

    Because options vest over several years and additional option and purchase right grants are expected to be made in subsequent years, the pro forma impact on fiscal years 2000, 1999 and 1998 is not necessarily representative of the pro forma effects of reported net income and earnings per share for future years.

                                ADE CORPORATION

10. EMPLOYEE COMPENSATION PLANS (CONTINUED)
    Stock option activity is summarized as follows:

                                                                       WEIGHTED
                                                                       AVERAGE
                                                            NUMBER     EXERCISE
                                                           OF SHARES    PRICE
                                                           ---------   --------
Options outstanding at April 30, 1997....................   774,216     $ 8.14
  Granted................................................   170,100      22.52
  Exercised..............................................  (183,896)      4.54
  Canceled...............................................   (44,400)     12.64
                                                           --------
Options outstanding at April 30, 1998....................   716,020      12.20
  Granted................................................   558,850      10.16
  Exercised..............................................  (106,820)      4.84
  Canceled...............................................  (408,300)     17.23
                                                           --------
Options outstanding at April 30, 1999....................   759,750       9.06
  Granted................................................   273,965      16.38
  Exercised..............................................  (162,590)      6.33
  Canceled...............................................  (138,780)     13.71
                                                           --------
Options outstanding at April 30, 2000....................   732,345     $11.53
                                                           ========

    The number and weighted average exercise price of options exercisable at April 30, 2000, 1999 and 1998 was 172,660 and $9.43; 198,900 and $7.34; and
198,220 and $8.04; respectively.

    The following table summarizes information about stock options outstanding at April 30, 2000:

                                         OPTIONS OUTSTANDING             OPTIONS EXERCISABLE
                                 ------------------------------------   ----------------------
                                                WEIGHTED
                                                 AVERAGE
                                                REMAINING    WEIGHTED                 WEIGHTED
                                               CONTRACTUAL   AVERAGE                  AVERAGE
                                   NUMBER         LIFE       EXERCISE     NUMBER      EXERCISE
RANGE OF EXERCISE PRICES         OUTSTANDING     (YEARS)      PRICE     EXERCISABLE    PRICE
------------------------         -----------   -----------   --------   -----------   --------
$4.13-$5.88...................      53,400         4.2        $ 4.43       52,600      $4.40
$8.38-$11.78..................     357,380         7.7          8.88       74,460       9.27
$12.44-$15.06.................     146,600         8.0         13.06       29,800      14.14
$17.06-$21.16.................     174,765         8.9         17.79       15,600      17.77
$41.25........................         200         7.3         41.25          200      41.25
                                   -------         ---        ------      -------      -----
                                   732,345         7.8        $11.53      172,660      $9.43
                                   =======         ===        ======      =======      =====

11. STOCKHOLDERS' EQUITY

    RESERVED SHARES

    At April 30, 2000, the Company has reserved 1,791,933 shares of common stock for issuance upon the exercise of outstanding and available common stock options and for issuance to employees under the Purchase Plan.

                                ADE CORPORATION

11. STOCKHOLDERS' EQUITY (CONTINUED)
    PREFERRED STOCK

    The Company has 1,000,000 shares of $1.00 par value preferred stock authorized. Shares of preferred stock may be issued at the discretion of the Board of Directors of the Company with such designation, rights and preferences as the Board may determine from time to time. The preferred stock may have voting rights, preferences as to dividends and liquidation, conversion and redemption rights and sinking fund provisions, which are more expansive than those of the holders of the common stock.

12. SEGMENT, GEOGRAPHIC AND SIGNIFICANT CUSTOMER INFORMATION

    The Company has three reportable segments: ADE Semiconductor Systems Group ("SSG"), ADE Phase Shift ("PST") and ADE Technologies ("ATI"). SSG manufactures and markets metrology and inspection systems to the semiconductor wafer and device manufacturing industries that are used to improve yield and capital productivity. PST manufactures and markets high performance, non-contact surface metrology equipment using advanced interferometric technology that provides enhanced yield management to the data storage, semiconductor and optics industries. ATI manufactures and markets high precision magnetic characterization and non-contact dimensional metrology gaging systems primarily to the data storage industry. Sales of the Company's stand-alone software products and software consulting services are included in the "other" category. The Company's reportable segments are determined based upon the nature of the products, the external customers and customer industries and the sales and distribution methods used to market the products. The Company evaluates performance based upon profit or loss from operations. The Company does not measure the assets allocated to the segments. The accounting policies of the segments are the same as those described in the summary of significant accounting policies. For the year ended April 30, 2000, certain corporate expenses, primarily general and administrative costs, have been recorded in the Company's SSG segment, with an allocation charged to ATI and PST at a percentage of each segment's revenue. For the years ended April 30, 1999 and 1998, an allocation was charged to ATI at the rate of 3% of ATI revenue. There were no corporate allocations to PST for the years ended April 30, 1999 and 1998. Additionally, other income (expense), the provision for (benefit from) income taxes and the equity in earnings (losses) of affiliated companies are not included in segment profitability.

    Sales to JAL, ADE's 50% affiliate, are reflected in segment revenue during the period they are shipped by the respective segment, which can differ from the period the revenue is recognized for consolidated financial reporting purposes. For the reportable segments, intercompany sales are recorded at 60% of the domestic list price of the respective product.

                                ADE CORPORATION

12. SEGMENT, GEOGRAPHIC AND SIGNIFICANT CUSTOMER INFORMATION (CONTINUED)

                                                  SSG        PST        ATI       OTHER      TOTAL
                                                --------   --------   --------   --------   --------
                                                                   (IN THOUSANDS)
FOR THE YEAR ENDED APRIL 30, 2000
  Revenue from external customers.............  $ 44,539   $ 6,400    $ 9,235     $  426    $ 60,600
  Intersegment revenue........................       472        --        315        607       1,394
  Loss from operations........................   (15,476)   (1,518)    (1,642)    (3,065)    (21,701)
  Depreciation and amortization expense.......     4,658       253        412        557       5,880
  Capital expenditures........................     6,848       354        266         41       7,509

FOR THE YEAR ENDED APRIL 30, 1999
  Revenue from external customers.............  $ 42,046   $ 7,916    $ 8,594     $1,177    $ 59,733
  Intersegment revenue........................        42        --        456        590       1,088
  Income (loss) from operations...............   (29,590)    1,343     (5,107)    (2,731)    (36,085)
  Depreciation and amortization expense.......     4,055        16        411      1,163       5,645
  Capital expenditures........................     7,384        92         75        208       7,759
  Restructuring charges.......................     2,318        --         --         --       2,318

FOR THE YEAR ENDED APRIL 30, 1998
  Revenue from external customers.............  $107,098   $12,435    $15,206     $  764    $135,503
  Intersegment revenue........................       161        --      1,114        102       1,377
  Income (loss) from operations...............    13,094     3,683      2,153     (7,861)     11,069
  Depreciation and amortization expense.......     2,617        23        255        541       3,436
  Capital expenditures........................    12,178       540        322         35      13,075
  Purchased in-process research and
    development...............................        --        --         --      6,100       6,100

    The following is a reconciliation for the above items where aggregate reportable segment amounts differ from amounts contained in the Company's consolidated financial statements.

                                                                   YEAR ENDED APRIL 30,
                                                              ------------------------------
                                                                2000       1999       1998
                                                              --------   --------   --------
                                                                      (IN THOUSANDS)
Total external revenue for reportable segments..............  $ 60,600   $ 59,733   $135,503
Net impact of revenue recognition on sales to affiliate.....     1,906      1,152        197
                                                              ========   ========   ========
Total consolidated revenue..................................  $ 62,506   $ 60,885   $135,700
                                                              ========   ========   ========

Total operating profit (loss) for reportable segments.......  $(21,701)  $(36,085)  $ 11,069
Net impact of intercompany gross profit eliminations and
  deferred profit on sales to affiliate.....................     1,565        704        143
                                                              ========   ========   ========
Total consolidated operating profit (loss)..................  $(20,136)  $(35,381)  $ 10,926
                                                              ========   ========   ========

                                ADE CORPORATION

12. SEGMENT, GEOGRAPHIC AND SIGNIFICANT CUSTOMER INFORMATION (CONTINUED) Revenue by geographic area is summarized as follows:

                                                       YEAR ENDED APRIL 30,
                                                  ------------------------------
                                                    2000       1999       1998
                                                  --------   --------   --------
                                                          (IN THOUSANDS)
United States...................................  $22,372    $24,723    $ 53,415
Japan...........................................   16,256     15,809      30,090
Taiwan..........................................    4,452      4,451      14,292
Europe..........................................   10,688      7,953      16,111
Asia............................................    8,738      7,949      21,792
                                                  -------    -------    --------
                                                  $62,506    $60,885    $135,700
                                                  =======    =======    ========

    Revenue from JAL in fiscal years 2000, 1999 and 1998 totaled $8,787,000 (14%), $9,254,000 (16%), $17,775,000 (13%), respectively. Revenue from another customer in fiscal years 2000, 1999 and 1998 totaled $7,418,000 (12%), $3,315,000 (5%) and $20,988,000 (15%), respectively. Revenue from a third customer in fiscal 2000 and 1999 totaled $5,635,000 (9%) and $4,046,000 (7%), respectively. As of April 30, 2000, 1999 and 1998, all of the Company's long lived assets are located in the United States except for $269,000, $245,000 and $338,000, respectively.

13. INCOME TAXES

    The provision for (benefit from) income taxes consists of:

                                                            YEAR ENDED APRIL 30,
                                                       ------------------------------
                                                         2000       1999       1998
                                                       --------   --------   --------
                                                               (IN THOUSANDS)
Current tax expense (benefit):
  Federal............................................    $ --     $(8,997)    $6,368
  Foreign............................................      82          66         49
  State..............................................      20          55        826
                                                         ----     -------     ------
                                                          102      (8,876)     7,243
                                                         ----     -------     ------
Deferred tax expense (benefit):
  Federal............................................      --         445     (3,413)
  State..............................................      --        (904)      (529)
                                                         ----     -------     ------
                                                           --        (459)    (3,942)
                                                         ----     -------     ------
                                                         $102     $(9,335)    $3,301
                                                         ====     =======     ======

                                ADE CORPORATION

13. INCOME TAXES (CONTINUED)
    The significant components of deferred tax assets and liabilities consist of the following:

                                                              2000       1999
                                                            --------   --------
Deferred tax assets:
  Inventories, due to reserves and additional costs
    inventoried for tax purposes..........................  $ 4,417    $ 4,347
  Acquired in-process research and development and
    intangibles...........................................    2,441      2,533
  Accrued expenses........................................    1,240      1,667
  Deferred revenue........................................    2,445      2,307
  Deferred profit on sales to affiliates..................      128        680
  Net operating loss carryforwards........................   10,238      2,212
  Bad debt reserve........................................      239        312
  Other...................................................       76          1
                                                            -------    -------
    Gross deferred tax assets.............................   21,224     14,059
  Deferred tax valuation allowance........................  (10,396)    (3,336)
                                                            -------    -------
    Net deferred tax assets...............................   10,828     10,723
Deferred tax liabilities:
    Depreciation..........................................     (238)      (340)
                                                            -------    -------
Total net deferred tax assets.............................  $10,590    $10,383
                                                            =======    =======

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

    During the year ended April 30, 2000, the Company increased its valuation allowance against deferred tax assets by $7,060,000, as the full value of its net operating loss carryforwards and temporary differences may not be realized. This increase was based upon weighing all evidence available to management, including fiscal 2000 pre-tax losses of $18,856,000, current estimates of future taxable income, the cyclicality of the semiconductor and data storage industries and the uncertainty within those markets. The amount of the deferred tax assets considered realizable could materially change in the near term if estimates of future taxable income change or do not materialize. Net operating loss carryforwards generated in fiscal 1999 and 2000 begin to expire in fiscal 2004 for state purposes and in fiscal 2019 for federal purposes.

    Additionally, a valuation allowance of $336,000 has been recorded at April 30, 2000 and 1999 to reflect net operating carryforwards which will expire before they can be used due to ownership change limitations. These carryforwards begin to expire in the Year 2000. Net operating loss carryforwards remaining at April 30, 2000 and 1999, not limited in their use due to ownership changes, totaled $8,975,000 and $1,119,000, respectively. Included in the net operating loss carryforwards for April 30, 2000 and 1999 are $1,698,000 and $865,000, respectively, of state net operating losses that are only available to offset taxable state income.

                                ADE CORPORATION

13. INCOME TAXES (CONTINUED)
    The Company does not provide for taxes which would be payable if undistributed earnings of its foreign affiliates were remitted because the Company either considers these earnings to be invested for an indefinite period or anticipates that if such earnings were distributed, the U.S. income taxes payable would be substantially offset by foreign tax credits.

    The following is a reconciliation between the amount of reported income tax expense (benefit) and the amount computed using the U.S. Federal Statutory rate of 35% for fiscal 2000, 1999 and 1998:

                                                        YEAR ENDED APRIL 30,
                                                   ------------------------------
                                                     2000       1999       1998
                                                   --------   --------   --------
                                                           (IN THOUSANDS)
Statutory federal rate...........................  $(6,411)   $(11,170)   $4,645
State taxes, net of federal benefit..............     (488)       (566)      206
Foreign sales corporation benefit................       --         (72)     (663)
Research and development tax credits.............       --          --      (986)
AMT credit carryforwards.........................       --        (634)       --
Valuation allowance..............................    7,060       3,000        --
Other............................................      (59)        107        99
                                                   -------    --------    ------
                                                   $   102    $ (9,335)   $3,301
                                                   =======    ========    ======

    The income tax benefits related to the exercise and disqualifying dispositions of certain stock options reduces taxes currently payable and is credited to additional paid-in capital. Such amount approximated $115,000 and $1,286,000 for the years ended April 30, 1999 and 1998, respectively.

14. INCENTIVE SAVINGS AND PROFIT SHARING PLAN

    The Company has an incentive savings and profit sharing plan covering substantially all employees who wish to participate and meet minimum age and service requirements. Annual Company contributions are determined by the Board of Directors and are limited to the maximum amount deductible under the Internal Revenue Code. Company contributions for fiscal 2000, 1999 and 1998 were approximately $596,000, $726,000 and $632,000, respectively.

15. COMMITMENTS

    OPERATING LEASES

    The Company leases land and certain buildings, machinery and equipment under operating leases which expire through 2005. Under the terms of the leases, the Company is responsible for normal maintenance, utility expenses and taxes and pays a monthly property management fee on certain leases.

    Future minimum lease payments under operating leases, including management fees, are as follows:

YEAR ENDING APRIL 30,                                         (IN THOUSANDS)
---------------------                                         --------------
2001........................................................      $  571
2002........................................................         342
2003........................................................         183
2004........................................................         180
2005........................................................          64
Thereafter..................................................          --
                                                                  ------
                                                                  $1,340
                                                                  ======

                                ADE CORPORATION

15. COMMITMENTS (CONTINUED)
    Total rent expense under non-cancelable operating leases was approximately $1,436,000, $1,181,000, and $1,240,000 for the years ended April 30, 2000, 1999 and 1998, respectively.

16. SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

                                                        YEAR ENDED APRIL 30,
                                                   ------------------------------
                                                     2000       1999       1998
                                                   --------   --------   --------
CASH PAID DURING THE YEAR
  Interest.......................................  $   728    $   620    $   506
  Income taxes paid (refunds received), net......  $(8,732)   $(5,885)   $13,058

17. FOURTH QUARTER ADJUSTMENTS

    At April 30, 1999, the Company increased its valuation allowance against deferred tax assets by $3,000,000, as the full value of its net operating loss carryforwards and temporary differences may not be realized. This increase was based upon weighing all evidence available to management. Recording this increase to the valuation allowance decreased the Company's annual effective tax rate to 28.5%, compared to the estimated annual effective tax rate of 36.1% utilized during the first three quarters of fiscal 1999. Unaudited pro forma net loss for the nine months ended January 31, 1999 utilizing the actual effective tax rate of 28.5% was $17,050,000, compared to reported net loss for the nine months ended January 31, 1999 of $15,311,000. Also in the fourth quarter of fiscal 1999, the Company recorded an increase to its reserve for excess and obsolete inventory of $2,335,000.

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

                          FINANCIAL STATEMENT SCHEDULE
                                 (IN THOUSANDS)

SCHEDULE II--VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

                                                      CHARGED TO   CHARGED TO   DEDUCTIONS
                                        BALANCE AT    COSTS AND      OTHER         AND         BALANCE AT
DESCRIPTION                             MAY 1, 1997    EXPENSES     ACCOUNTS    WRITE-OFFS   APRIL 30, 1998
-----------                             -----------   ----------   ----------   ----------   --------------
Allowance for doubtful accounts.......       677         1,140            --        (12)          1,805
Inventory obsolescence................     2,139         2,867            --       (971)          4,035
Deferred tax asset valuation
  allowance...........................       346             6            --         --             352

                                                      CHARGED TO   CHARGED TO   DEDUCTIONS
                                        BALANCE AT    COSTS AND      OTHER         AND         BALANCE AT
DESCRIPTION                             MAY 1, 1998    EXPENSES     ACCOUNTS    WRITE-OFFS   APRIL 30, 1999
-----------                             -----------   ----------   ----------   ----------   --------------
Allowance for doubtful accounts.......     1,805            --            --        (985)           820
Inventory obsolescence................     4,035         6,167            --      (1,523)         8,679
Deferred tax asset valuation
  allowance...........................       352         3,000            --         (16)         3,336

                                                      CHARGED TO   CHARGED TO   DEDUCTIONS
                                        BALANCE AT    COSTS AND      OTHER         AND         BALANCE AT
DESCRIPTION                             MAY 1, 1999    EXPENSES     ACCOUNTS    WRITE-OFFS   APRIL 30, 2000
-----------                             -----------   ----------   ----------   ----------   --------------
Allowance for doubtful accounts.......       820           339            --        (530)           629
Inventory obsolescence................     8,679            --            --      (1,730)         6,949
Deferred tax asset valuation
  allowance...........................     3,336         7,060            --          --         10,396