Form 10-Q
period 2000-07-31
ADE CORP
filed 2000-09-14
CIK 884498

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

    For Quarter Ended: JULY 31, 2000          Commission File Number 0-26714
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

                             YES    X      NO
                                 -------      -------

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

   Common Stock, par value $.01 per share             13,491,722 shares
 ------------------------------------------   ---------------------------------
                   Class                      Outstanding at September 12, 2000

================================================================================

                                 ADE CORPORATION
                                      INDEX


                                                                                        PAGE
                                                                                        ----
PART I.  -  FINANCIAL INFORMATION

     Item 1.    Condensed Consolidated Financial Statements (unaudited)

                  Condensed Consolidated Balance Sheet-
                      July 31, 2000 and April 30, 2000                                    3

                  Condensed Consolidated Statement of Operations-
                      Three Months Ended July 31, 2000 and 1999                           4

                  Condensed Consolidated Statement of Cash Flows -
                      Three Months Ended July 31, 2000 and 1999                           5

                  Notes to Unaudited Condensed Consolidated Financial Statements          6

     Item 2.    Management's Discussion and Analysis of Financial Condition
                and Results of Operations                                                 9

PART II.  -  OTHER INFORMATION                                                           12

SIGNATURES                                                                               13

EXHIBIT INDEX                                                                            14


                                 ADE CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEET
                           (in thousands, unaudited)


                                                             July 31,       April 30,
                                                               2000           2000
                                                           -------------   -----------
ASSETS
Current assets:
    Cash and cash equivalents                              $      33,080   $    35,001
    Accounts receivable, net                                      15,622        14,549
    Inventories                                                   31,371        29,968
    Prepaid expenses and other current assets                      1,237           756
    Deferred income taxes                                          4,909         4,484
                                                           -------------   -----------
          Total current assets:                                   86,219        84,758

Fixed assets, net                                                 29,833        30,724
Deferred income taxes                                              5,682         6,106
Investments                                                        2,994         3,331
Intangible assets, net                                             3,474         3,892
Restricted cash                                                    3,675         3,705
Other assets                                                         360           354
                                                           -------------   -----------

                                                           $     132,237   $   132,870
                                                           =============   ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
    Current portion of long-term debt                      $         604   $       598
    Accounts payable                                               3,848         4,017
    Accrued expenses and other current liabilities                13,755        14,096
    Deferred income on sales to affiliates                         1,372           337
                                                           -------------   -----------
          Total current liabilities                               19,579        19,048
                                                           -------------   -----------
Long-term debt                                                    11,800        11,950
                                                           -------------   -----------

STOCKHOLDERS' EQUITY
    Common stock                                                     135           135
    Capital in excess of par value                               101,760       101,580
    Retained earnings (accumulated deficit)                       (1,031)          178
                                                           -------------   -----------
                                                                 100,864       101,893
    Deferred compensation                                             (6)          (21)
                                                           -------------   -----------
                                                                 100,858       101,872
                                                           -------------   -----------

                                                           $     132,237   $   132,870
                                                           =============   ===========



         The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

                                 ADE CORPORATION
                 CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                (in thousands, except per share data, unaudited)


                                                                        Three months
                                                                       ended July 31,
                                                                     2000          1999
                                                                 ------------   -----------
Revenue                                                          $     21,817   $    12,362
Cost of revenue                                                        11,000         7,249
                                                                 ------------   -----------
          Gross profit                                                 10,817         5,113
                                                                 ------------   -----------

Operating expenses:
    Research and development                                            5,154         5,556
    Marketing and sales                                                 4,262         2,717
    General and administrative                                          2,228         3,560
                                                                 ------------   -----------
          Total operating expenses                                     11,644        11,833
                                                                 ------------   -----------
Loss from operations                                                     (827)       (6,720)

Interest income, net                                                      340           149
                                                                 ------------   -----------
Loss before provision for (benefit from) income taxes
   and equity in net loss of affiliated companies                        (487)       (6,571)
Provision for (benefit from) income taxes                                   -             -
                                                                 ------------   -----------
Loss before equity in net loss of
    affiliated companies                                                 (487)       (6,571)

Equity in net loss of affiliated companies                               (722)         (614)
                                                                 ------------   -----------

Net loss                                                         $     (1,209)  $    (7,185)
                                                                 ============   ===========

Basic loss per share                                             $      (0.09)  $     (0.54)
Diluted loss per share                                           $      (0.09)  $     (0.54)

Weighted average shares outstanding - basic                            13,483        13,198
Weighted average shares outstanding - diluted                          13,483        13,198



         The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

                                 ADE CORPORATION
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                            (in thousands, unaudited)


                                                                            Three months ended
                                                                                  July 31,
                                                                         2000               1999
                                                                     -------------      ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net loss                                                         $      (1,209)     $     (7,185)
    Adjustments to reconcile net loss to
        net cash used in operating activities:
            Depreciation and amortization                                    1,821             1,591
            Equity in net loss of affiiated companies,
              net of dividends received                                        786               669
            Changes in assets and liabilities:
                Accounts receivable, net                                    (1,073)              (91)
                Inventories                                                 (1,403)           (1,257)
                Prepaid expenses and other current assets                     (481)             (388)
                Accounts payable                                              (169)              (89)
                Accrued expenses and other current liabilities                (341)           (1,353)
                Deferred income on sales to affiliate                        1,035            (1,120)
                                                                     -------------      ------------
                    Net cash used in operating activities                   (1,034)           (9,223)
                                                                     -------------      ------------

CASH FLOWS FROM INVESTING ACTIVITIES:

    Purchases of fixed assets                                                 (513)           (2,299)
    Change in restricted cash                                                   30                50
    Advances to affiliated company                                            (449)             (203)
    (Increase) decrease in other assets                                         (6)               10
                                                                     -------------      ------------
                    Net cash used in investing activities                     (938)           (2,442)
                                                                     -------------      ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Repayment of long-term debt                                               (144)             (151)
    Proceeds from issuance of common stock                                     195               223
    Tax benefit related to the exercise of common stock options                  -                73
                                                                     -------------      ------------
                    Net cash provided by financing activities                   51               145
                                                                     -------------      ------------

Net decrease in cash and cash equivalents                                   (1,921)          (11,520)
Cash and cash equivalents, beginning of period                              35,001            61,278
                                                                     -------------      ------------
Cash and cash equivalents, end of period                             $      33,080      $     49,758
                                                                     =============      ============



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

      Pursuant to accounting requirements of the Securities and Exchange Commission applicable to Quarterly Reports on Form 10-Q, the accompanying unaudited condensed consolidated financial statements and these notes do not include all disclosures required by generally accepted accounting principles for complete financial statements. Accordingly, these statements should be read in conjunction with the audited financial statements included in the Company's Annual Report on Form 10-K for the fiscal year ended April 30, 2000.

2. INVENTORIES

      Inventories consist of the following:


                                     (in thousands)
                                 July 31,     April 30,
                                   2000         2000
                               ------------- ------------
Raw materials                  $     14,047  $    13,202
Work-in-process                      16,358       15,437
Finished goods                          966        1,329
                               ------------  -----------
                               $     31,371  $    29,968
                               ============  ===========



3. ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

      Accrued expenses and other current liabilities consist of the following:


                                                          (in thousands)
                                                       July 31,     April 30,
                                                         2000         2000
                                                      ----------   ----------
Accrued salaries, wages, vacation pay and bonuses     $    1,841   $    1,844
Accrued commissions                                        1,203          647
Accrued warranty costs                                     1,491        1,083
Accrued severance                                            259          278
Deferred revenue                                           4,968        6,436
Other                                                      3,993        3,808
                                                      ----------   ----------
                                                      $   13,755   $   14,096
                                                      ==========   ==========


                                 ADE CORPORATION
                    NOTES TO UNAUDITED CONDENSED CONSOLIDATED
                              FINANCIAL STATEMENTS

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

5. INVESTMENTS

      In July 2000, the Company sold its 67.5% investment in Microspec Technologies Ltd. ("Microspec") for $1. The balance of the Company's investment in Microspec was approximately zero at the time of the sale. Therefore, no gain or loss was recorded in the transaction.

6. NEW ACCOUNTING PRONOUNCEMENTS

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

7. SEGMENT REPORTING

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

                                 ADE CORPORATION
                    NOTES TO UNAUDITED CONDENSED CONSOLIDATED
                              FINANCIAL STATEMENTS


7.  SEGMENT REPORTING (CONTINUED)


                                                                     (IN THOUSANDS)
                                                     SSG        PST       AT I      OTHER     TOTAL
                                                  -------------------------------- --------------------
FOR THE QUARTER ENDED JULY 31, 2000
   Revenue from external customers                   $19,200    $ 1,241   $ 2,945   $  113     $23,499
   Intersegment revenue                                  278          -       131      197         606
   Loss from operations                                1,146       (386)       30     (852)        (62)
   Depreciation and amortization expense               1,310         63       111      337       1,821
   Capital expenditures                                  472         28        13        -         513

FOR THE QUARTER ENDED JULY 31, 1999
   Revenue from external customers                   $ 7,536    $ 1,235   $ 1,827   $  124     $10,722
   Intersegment revenue                                  114          -        51       83         248
   Loss from operations                               (5,935)      (401)     (625)    (853)     (7,814)
   Depreciation and amortization expense               1,169          4       102       33       1,308
   Capital expenditures                                2,283         33        24        7       2,347



The following is a reconciliation for the above items where aggregate reportable segment amounts differ from amounts contained in the Company's consolidated financial statements.


                                                                 For the quarter
                                                                  ended July 31,
                                                                2000       1999
                                                             ---------- ----------
   Total external revenue for reportable segments              $ 23,499   $ 10,722
   Net impact of revenue recognition on sales to affiliate       (1,682)     1,640
                                                             ---------- ----------
   Total consolidated revenue                                  $ 21,817   $ 12,362
                                                             ========== ==========

   Total operating  loss for reportable segments               $    (62)  $ (7,814)
   Net impact of intercompany gross profit eliminations and
      deferred profit on sales to affiliate                        (765)     1,094
                                                             ---------- ----------
   Total consolidated operating loss                           $   (827)  $ (6,720)
                                                             ========== ==========


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

      The following information should be read in conjunction with the unaudited condensed consolidated financial statements and notes thereto included in this Quarterly Report and the audited consolidated financial statements and Management's Discussion and Analysis of Financial Condition and Results of Operations contained in the Company's Annual Report on Form 10-K for the fiscal year ended April 30, 2000.

RESULTS OF OPERATIONS

THREE MONTHS ENDED JULY 31, 2000 COMPARED TO THREE MONTHS ENDED JULY 31, 1999

      REVENUE. Revenue increased 76.5% to $21.8 million in the first quarter of fiscal 2001 from $12.4 million in the first quarter of fiscal 2000. Increased sales of the Company's products were primarily due to increased demand for capital equipment in the semiconductor wafer and device industries. Capital equipment utilization at wafer and device manufacturers has been running at close to 100%, resulting in some capital equipment purchases to adjust capacity on existing lines. However, because wafer pricing remains soft, wafer fab construction projects have yet to ramp up on a global scale. For the three months ended July 31, 2000, 84% of the Company's revenue was derived from the semiconductor industry compared to 75% for the year earlier period. The Company sells its semiconductor products to both wafer and device manufacturers. Historically, the Company's semiconductor revenue has been derived to a greater extent from wafer manufacturers compared to device manufacturers. For the three months ended July 31, 2000, 83% of semiconductor revenue was derived from wafer manufacturers while 17% was derived from device manufacturers compared to 81% and 19%, respectively, for the year earlier period. Any increase in short-term chip demand or increases in semiconductor market capital expenditures is expected to impact device manufacturers prior to wafer manufacturers as wafer manufacturers are further down on the overall semiconductor industry supply chain.

      The computer data storage industry had been in a period of excess supply in many data storage market segments, which had resulted in reduced production and capital equipment purchases. However, unit demand for disks is beginning to ramp up and the Company is beginning to experience increased revenue in each of its metrology product lines that are marketed to the data storage industry. Data storage revenue comprised 16% of total revenue for the three months ended July 31, 2000, compared to 25% for the year earlier period. Although data storage revenue decreased as a percentage of total revenues for the three months ended July 31, 2000 compared to the year earlier period, data storage revenues increased 11% in the first quarter of fiscal 2001 compared to the first quarter of fiscal 2000.

      GROSS MARGIN. Gross margin increased to 50% in the first quarter of fiscal 2001 from 41% in the first quarter of fiscal 2000. This increase resulted primarily from increased absorption of overhead expenses due to significantly increased manufacturing activity and improved utilization of direct labor. The increased absorption of overhead expenses primarily impacted the semiconductor product line. Additionally, there was a significant increase in sales made through external sales representatives in certain foreign markets, primarily in Asia. These sales typically carry a higher per unit selling price than domestic sales or sales through distributors.

      RESEARCH AND DEVELOPMENT. Research and development expense decreased 7% to $5.2 million in the first quarter of fiscal 2001 from $5.6 million in the first quarter of fiscal 2000 and decreased as a percentage of revenue to 24% from 45% in the first quarter of fiscal 2000. The decrease in expense resulted primarily from efficiencies obtained in the consolidation of the Company's research and development activities in the Westwood, Massachusetts facility from the Charlotte, North Carolina facility, of which the final shut down was completed during the latter half of fiscal 2000. The decrease in expense as a percentage of sales resulted from the significant increase in revenue during the first quarter of fiscal 2001 discussed above. The Company has continued development efforts to enhance its existing 200mm and advanced 200mm wafer systems as its semiconductor industry customers seek to improve their yields on 200mm wafers as well as efforts to develop and enhance bridge tools, which can be used with either 200mm or 300mm wafers. The Company also continues to develop new products for the computer data storage industry, including those which measure the magnetic properties of materials used in manufacturing disk drives. The Company is committed to continuing its investment in research and development to maintain its position as a technological leader, which may necessitate continued research and development spending at or above current levels.

      MARKETING AND SALES. Marketing and sales expense increased 57% to $4.3 million in the first quarter of fiscal 2001 from $2.7 million in the first quarter of fiscal 2000 and decreased as a percentage of revenue to 20% from 22% in the first quarter of fiscal 2000. The increased expense resulted primarily from increased commissions expense related to a higher volume of sales made through external sales representatives in certain foreign markets, primarily in Asia. The mix of sales channels through which the Company's products are sold may have a significant impact on the Company's marketing and sales expense and the results in any period may not be indicative of marketing and sales expense for future periods. The decrease in marketing and sales expense as a percentage of revenue resulted from the significant increase in revenue during the first quarter of fiscal 2001 discussed above.

      GENERAL AND ADMINISTRATIVE. General and administrative expenses decreased 37% to $2.2 million in the first quarter of fiscal 2001 from $3.6 million in the first quarter of fiscal 2000 and decreased as a percentage of revenue to 10% from 29% in the first quarter of fiscal 2000. Expenses decreased primarily due to cost savings achieved as a result of the consolidation of the Charlotte operations into the Westwood, Massachusetts facility, which was completed in the latter half of fiscal 2000.

      INTEREST INCOME, NET. Net interest income was $340,000 in the first quarter of fiscal 2001 compared to $149,000 in the first quarter of fiscal 2000. The increase in net interest income resulted primarily from costs incurred in the first quarter of fiscal 2000 related to the Company's standby letters of credit that were not incurred in the first quarter of fiscal 2001. The standby letters of credit are required by the Company's obligations under separate $4.5 million and $5.5 million Industrial Development Bonds ("IDB") issued in June, 1999 and June 1996, respectively, through various state and local bonding authorities.

      INCOME TAXES. During the quarter ended July 31, 2000, the Company's deferred tax assets were increased by $2.1 million. The valuation allowance against the asset was also increased by the same amount, resulting in no tax benefit being shown on the Statement of Operations. The Company continues to monitor the realizability of its current and long term deferred tax assets and provides for valuation allowances against these assets as appropriate.

      EQUITY IN LOSS OF AFFILIATED COMPANIES. Equity in net loss of affiliated companies was $722,000 in the first quarter of fiscal 2001 compared to equity in net loss of affiliated companies of $614,000 in the first quarter of fiscal 2000. The current period loss primarily reflects the losses incurred by the Company's investee, Microspec Technologies, Ltd., in which the Company's investment was sold in July 2000.

LIQUIDITY AND CAPITAL RESOURCES

      At July 31, 2000, the Company had $33.1 million in cash and cash equivalents and $66.6 million in working capital. In addition, the Company had $3.7 million in restricted cash used as security for a tax-exempt Industrial Development Bond issued through the Massachusetts Industrial Finance Agency in December 1997. Under the terms of the bond agreement, the Company may substitute a letter of credit in an amount equal to approximately 105% of the outstanding principal balance as collateral for the Company's obligations under the IDB, assuming the Company has the ability to borrow under a Credit Facility. Such actions would allow the restricted cash balance to be used for general corporate purposes.

      Cash used in operating activities for the three months ended July 31, 2000 was $1.0 million. This amount resulted from a net loss of $1.2 million, adjusted for non-cash charges of $2.6 million and a $2.4 million net decrease in working capital accounts. Non-cash items consisted primarily of $1.8 million of depreciation and amortization, and $786,000 of the Company's share of the net loss of affiliated companies.

      Cash used in investing activities was $938,000, which resulted primarily from the purchase of fixed assets of $513,000 and $449,000 in short-term cash advances to an affiliated company.

      Cash provided by financing activities was $51,000, which consisted of $195,000 of aggregate proceeds from the issuance of common from the exercise of stock options and stock purchased through the employee stock purchase plan, partially offset by $144,000 in repayments of long-term debt.

      The Company expects to meet its next twelve months working capital needs and capital expenditures primarily through its available cash and cash equivalents.

OTHER RISK FACTORS

      Capital expenditures by semiconductor wafer and device manufacturers historically have been cyclical as they in turn depend upon the current and anticipated demand for integrated circuits. While the semiconductor industry appears to be recovering from a severe down cycle, it is not clear how long semiconductor wafer manufacturers, who account for approximately 70% of the Company's revenue, will be in a position to sustain or increase their current level of purchases of capital equipment. The computer data storage industry has been in a period of oversupply and excess manufacturing capacity and this has also had an adverse impact on the Company. At July 31, 2000, the Company's backlog was $41.3 million, which represents a 71% increase from the first quarter of fiscal 2000. The Company remains uncertain about how long sustained growth in revenue will last. The Company continues to evaluate its cost structure relative to expected revenue and will continue to implement aggressive cost containment measures.

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

                                     PART II

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

                  a. See Exhibit Index, Page 15
                  b. Reports on Form 8-K-None

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


ADE CORPORATION



Date: September 12, 2000               /s/ BRIAN C. JAMES
                                      -------------------
                                      Brian C. James
                                      Vice President and Chief Financial Officer


Date: September 12, 2000               /s/ ROBERT C. ABBE
                                      -------------------
                                      Robert C. Abbe
                                      President and Chief Executive Officer

                                  EXHIBIT INDEX


Exhibit
No.                                      Description
---             ----------------------------------------------------------------
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

10.2            2000 Stock Option Plan (filed as Exhibit A to the Company's
                Proxy Statement with respect to its Annual Meeting of Shareholders for the fiscal year ended April 30, 2000 and incorporated herein by reference).

10.3            1997 Stock Option Plan (filed as Exhibit 4.3 to the Company's
                Registration Statement on Form S-8(333-46505) or amendments thereto and incorporated herein by reference).

10.4 Amendment to 1997 Stock Option Plan dated April 7, 1999 (filed as Exhibit 10.3 to the Company's Form 10-K for the fiscal year ended April 30, 1999 and incorporated herein by reference).

10.5            1995 Stock Option Plan (filed as Exhibit 10.4 to the Company's
                Registration Statement on Form S-1 (33-96408) or amendments thereto and incorporated herein by reference).*



10.6            1992 Stock Option Plan (filed as Exhibit 10.5 to the Company's
                Registration Statement on Form S-1 (33-96408) or amendments thereto and incorporated herein by reference).*

10.7 Amendment to 1992 Stock Option Plan dated April 7, 1999 (filed as Exhibit 10.6 to the Company's Form 10-K for the fiscal year ended April 30, 1999 and incorporated herein by reference).

10.8            1982 Stock Option Plan (filed as Exhibit 4.5 to the Company's
                Registration Statement on Form S-8 (333-2280) and incorporated herein by reference).*

10.9 Employee Stock Purchase Plan (as amended) (filed as Exhibit 10.6 to the Company's Form 10-K for the fiscal year ended April 30, 1996 and incorporated herein by reference).*

10.10 Lease of ADE Optical Systems' Charlotte, North Carolina facility, dated June 26, 1984, as assigned and renewed, between Pine Brook Center Limited Partnership and ADE Optical Systems
                Corporation (filed as Exhibit 10.7 to the Company's Registration
                Statement on Form S-1 (33-96408) or amendments thereto and incorporated herein by reference).

10.11           Purchase and Sale Agreement for 80 Wilson Way, Westwood,
                Massachusetts, dated January 11, 1996, between Met Path New
                England, Inc., and the Company, with Schedules (filed as Exhibit
                10.12 to the Company's Form 10-K for the fiscal year ended April
                30, 1996 and incorporated herein by reference).

10.12           Loan Agreement dated as of June 7, 1996, among GE Capital Public
                Finance, Inc., Massachusetts Industrial Finance Agency and the
                Company (filed as Exhibit 10.9 to the Company's Form 10-K for the fiscal year ended April 30, 1996 and incorporated herein by reference).

10.13 Certificate as to Nonarbitrage and Tax Compliance, dated as of June 7, 1996, from the Company to Massachusetts Industrial
                Finance Agency (filed as Exhibit 10.10 to the Company's Form
                10-K for the fiscal year ended April 30, 1996 and incorporated herein by reference).

10.14           Letter of Credit Agreement, dated June 7, 1996, between Citizens
                Bank of Massachusetts and the Company (filed as Exhibit 10.11 to the Company's Form 10-K for the fiscal year ended April 30, 1996 and incorporated herein by reference).

10.15           Mortgage, Security Agreement, and Assignment, dated June 7,
                1996, from the Company to Citizens Bank of Massachusetts (filed as Exhibit 10.13 to the Company's Form 10-K for the fiscal year ended April 30, 1996 and incorporated herein by reference).

10.16           Pledge Agreement, dated June 7, 1996, from the Company to
                Citizens Bank of Massachusetts (filed as Exhibit 10.14 to the
                Company's Form 10-K for the fiscal year ended April 30, 1996 and incorporated herein by reference).

10.17           Oil and Hazardous Materials Indemnification Agreement, dated
                June 7, 1996, between the Company and Citizens Bank of
                Massachusetts (filed as Exhibit 10.15 to the Company's Form 10-K for the fiscal year ended April 30, 1996 and incorporated herein by reference).

10.18           Indemnification Agreement, dated as of February 28, 1996, among
                MetPath of New England, Inc., Corning Life Sciences, Inc. and the Company (filed as Exhibit 10.16 to the Company's Form 10-K for the fiscal year ended April 30, 1996 and incorporated herein by reference).

10.19 Letter Agreement regarding collateral assignment of Indemnification from the Company to Citizens Bank of Massachusetts, with attachment, (filed as Exhibit 10.17 to the Company's Form 10-K for the fiscal year ended April 30, 1996 and incorporated herein by reference).




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