Form 10-Q
period 2000-10-31
ADE CORP
filed 2000-12-14
CIK 884498

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            -------------------------

                                    FORM 10-Q

             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended: OCTOBER 31, 2000              Commission File Number 0-26714
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

                              YES     X     NO
                                  --------     -------


         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock, par value $.01 per share                  13,507,132 shares
--------------------------------------          -------------------------------
                Class                           Outstanding at December 8, 2000

                                 ADE CORPORATION
                                      INDEX


                                                                          PAGE

PART I.  -  FINANCIAL INFORMATION

  Item 1. Condensed Consolidated Financial Statements (unaudited)

            Condensed Consolidated Balance Sheet-
                October 31, 2000 and April 30, 2000                         3

            Condensed Consolidated Statement of Operations-
                Three and Six Months Ended October 31, 2000 and 1999        4

            Condensed Consolidated Statement of Cash Flows -
                Six Months Ended October 31, 2000 and 1999                  5

            Notes to Unaudited Condensed Consolidated Financial Statements  6

  Item 2. Management's Discussion and Analysis of Financial Condition
           and Results of Operations                                       11

PART II.  -  OTHER INFORMATION                                             17

SIGNATURES                                                                 19

EXHIBIT INDEX                                                              20

                                 ADE CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEET
                                 (in thousands)



                                                     October 31,  April 30,
                                                         2000       2000
                                                     ----------- ----------
                                                     (Unaudited)
ASSETS
Current assets:
    Cash and cash equivalents                          $ 31,994   $ 35,001
    Accounts receivable, net                             22,192     14,549
    Inventories                                          35,566     29,968
    Prepaid expenses and other current assets             1,467        756
    Deferred income taxes                                 5,724      4,484
                                                     ----------- ----------
                    Total current assets                 96,943     84,758
                                                     ----------- ----------
Fixed assets, net                                        28,958     30,724
Deferred income taxes                                     4,866      6,106
Investments                                               3,298      3,331
Intangible assets, net                                    3,297      3,892
Restricted cash                                           3,675      3,705
Other assets                                                376        354
                                                     ----------- ----------
                                                      $ 141,413  $ 132,870
                                                     =========== ==========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
    Current portion of long-term debt                   $   610     $  598
    Accounts payable                                      6,396      4,017
    Accrued expenses and other current liabilities       20,064     14,096
    Deferred income on sales to affiliates                1,165        337
                                                     ----------- ----------
                    Total current liabilities            28,235     19,048
                                                     ----------- ----------
Long-term debt                                           11,647     11,950

STOCKHOLDERS' EQUITY:
    Common stock                                            135        135
    Capital in excess of par value                      101,991    101,580
    Retained earnings (accumulated deficit)                (595)       178
                                                     ----------- ----------
                                                        101,531    101,893
    Deferred compensation                                     -        (21)
                                                     ----------- ----------
                    Total stockholders' equity          101,531    101,872
                                                     ----------- ----------
                                                      $ 141,413  $ 132,870
                                                     =========== ==========


              The accompanying notes are an integral part of these
             unaudited condensed consolidated financial statements.

                                 ADE CORPORATION
                 CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                (in thousands, except per share data, unaudited)


                                                                    Three months                   Six months
                                                                  ended October 31,             ended October 31,
                                                                2000            1999          2000           1999
                                                           ---------------- ------------- ------------- ---------------
Revenue                                                           $ 24,044       $13,625       $45,861        $ 25,987
Cost of revenue                                                     12,090         8,904        23,090          16,153
                                                           ---------------- ------------- ------------- ---------------
          Gross profit                                              11,954         4,721        22,771           9,834
                                                           ---------------- ------------- ------------- ---------------

Operating expenses:
    Research and development                                         5,176         4,571        10,331          10,127
    Marketing and sales                                              4,284         3,367         8,545           6,084
    General and administrative                                       2,624         2,877         4,851           6,437
                                                           ---------------- ------------- ------------- ---------------
          Total operating expenses                                  12,084        10,815        23,727          22,648
                                                           ---------------- ------------- ------------- ---------------
Loss from operations                                                  (130)       (6,094)         (956)        (12,814)

Interest income, net                                                   326           374           665             522
                                                           ---------------- ------------- ------------- ---------------
Income (loss) before provision for income taxes and
   equity in net earnings (loss) of affiliated companies               196        (5,720)         (291)        (12,292)
Provision for income taxes                                              64             -            64               -
                                                           ---------------- ------------- ------------- ---------------
Income (loss) before equity in net earnings (loss)                     132        (5,720)         (355)        (12,292)
   of affiliated companies
Equity in net earnings (loss) of affiliated companies                  304          (149)         (418)           (763)
                                                           ---------------- ------------- ------------- ---------------
Net income (loss)                                                   $  436      $ (5,869)       $ (773)      $ (13,055)
                                                           ================ ============= ============= ===============

Basic earnings (loss) per share                                      $0.03       $ (0.44)       $(0.06)         $(0.98)
Diluted earnings (loss) per share                                    $0.03       $ (0.44)       $(0.06)         $(0.98)

Weighted average shares outstanding - basic                         13,497        13,360        13,490          13,277
Weighted average shares outstanding - diluted                       13,781        13,360        13,490          13,277


              The accompanying notes are an integral part of these
             unaudited condensed consolidated financial statements.

                                 ADE CORPORATION
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                             (in thousands, unaudited)

                                                                          Six months
                                                                             ended
                                                                          October 31,
                                                                      2000             1999
                                                               ------------------ --------------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net loss                                                            $   (773)     $ (13,055)
    Adjustments to reconcile net loss to
        net cash used in operating activities:
            Depreciation and amortization                                  3,292          2,961
            Equity in net loss of affiliated companies,
              net of dividends received                                      482            817
            Changes in assets and liabilities:
                Accounts receivable, net                                  (7,643)           322
                Inventories                                               (5,598)        (4,677)
                Prepaid expenses and other current assets                   (711)          (334)
                Accounts payable                                           2,379            439
                Accrued expenses and other current liabilities             5,968         (1,425)
                Deferred income on sales to affiliate                        828         (1,357)
                                                               ------------------ --------------
                    Net cash used in operating activities                 (1,776)       (16,309)
                                                               ------------------ --------------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchases of fixed assets                                               (931)        (4,001)
    Change in restricted cash                                                 30           (272)
    Advances to affiliated company                                          (449)          (405)
    Increase in other assets                                                 (22)        (1,102)
                                                               ------------------ --------------
                    Net cash used in investing activities                 (1,372)        (5,780)
                                                               ------------------ --------------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Repayment of long-term debt                                             (291)          (288)
    Proceeds from issuance of common stock                                   432            575
                                                               ------------------ --------------
                    Net cash provided by financing activities                141            287
                                                               ------------------ --------------

Net  decrease in cash and cash equivalents                                (3,007)       (21,802)
Cash and cash equivalents, beginning of period                            35,001         61,278
                                                               ------------------ --------------
Cash and cash equivalents, end of period                                 $31,994       $ 39,476
                                                               ================== ==============


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

2. INVENTORIES

      Inventories consist of the following:


                                             (in thousands)
                                       October 31,    April 30,
                                          2000          2000
                                       ------------  ------------
                                       (unaudited)

Raw materials and purchased parts         $ 15,843      $ 13,202
Work-in-process                             18,088        15,437
Finished goods                               1,635         1,329
                                       ------------  ------------
                                          $ 35,566      $ 29,968
                                       ============  ============


3. ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

      Accrued expenses and other current liabilities consist of the following:

                                                              (in thousands)
                                                         October 31,    April 30,
                                                             2000          2000
                                                         -------------  -----------
                                                          (unaudited)
Accrued salaries, wages, vacation pay and bonuses             $ 2,120      $ 1,844
Accrued commissions                                             1,895          647
Accrued warranty costs                                          2,092        1,083
Accrued severance                                                 166          278
Deferred revenue                                                9,983        6,436
Other                                                           3,808        3,808
                                                         -------------  -----------
                                                             $ 20,064      $14,096
                                                         =============  ===========


4. EARNING (LOSS) PER SHARE

      Basic earnings (loss) per share is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings (loss) per share is computed using the weighted average number of common shares outstanding and gives effect to all dilutive potential common shares outstanding during the period. Potential common shares outstanding include shares issuable upon the assumed exercise of dilutive stock options reflected under the treasury stock method. For the three months ended October 31, 2000, 144,200 common shares issuable upon the exercise of stock options have been excluded from the computation of diluted earnings per share, as their effect would have been antidilutive. For the six months ended October 31, 2000 and 1999, respectively, and the three months ended October 31, 1999, basic and diluted loss per share is the same due to the antidilutive effect of potential common shares outstanding.

      The following is a reconciliation of the shares used in calculating basic and diluted earnings per share:


                                                                                (in thousands)              (in thousands)
                                                                              Three months ended           Six months ended
                                                                                  October 31,                 October 31,
                                                                              2000          1999          2000          1999
                                                                           ------------ -------------  ------------  ------------
Shares used in computation:
a.  Weighted average common stock outstanding used                              13,497        13,360        13,490        13,277
    in computation of basic earnings (loss) per share
b.  Dilutive effect of stock options outstanding                                   284             -             -             -
                                                                           ------------ -------------  ------------  ------------
c.  Shares used in computation of diluted earnings (loss) per share             13,781        13,360        13,490        13,277
                                                                           ============ =============  ============  ============


5. INVESTMENTS

      In July 2000, the Company sold its 67.5% investment in Microspec Technologies Ltd. ("Microspec") for $1. The balance of the Company's investment in Microspec was approximately zero at the time of the sale. Therefore, no gain or loss was recorded in the transaction.

6. SEGMENT REPORTING

     The Company has three reportable segments: ADE Semiconductor Systems Group ("SSG"), ADE Phase Shift ("PST") and ADE Technologies ("ATI"). SSG manufactures and markets metrology and inspection systems to the semiconductor wafer and device manufacturing industries that are used to improve yield and capital productivity. PST manufactures and markets high performance, non-contact surface metrology equipment using advanced interferometric technology that provides enhanced yield management to the data storage, semiconductor and optics industries. ATI manufactures and markets high precision magnetic characterization and non-contact dimensional metrology gaging systems primarily to the data storage industry. Sales of the Company's stand-alone software products and software consulting services are included in the "other" category. The Company's reportable segments are determined based upon the nature of the products, the external customers and customer industries and the sales and distribution methods used to market the products. The Company evaluates performance based upon profit or loss from operations. The Company does not measure the assets allocated to the segments. Management fees representing certain services provided by corporate offices have been allocated to each of the reportable segments based upon the usage of those services by each segment. Additionally, other income (loss), the provision for (benefit from) income taxes and the equity in net earnings (losses) of affiliated companies are not included in segment profitability.


                                                               (IN THOUSANDS)
                                                SSG        PST       ATI      OTHER     TOTAL
                                             ----------- --------- --------- --------- ----------
FOR THE QUARTER ENDED OCTOBER 31, 2000
   Revenue from external customers              $18,773    $1,883    $2,461     $ 536   $ 23,653
   Intersegment revenue                              11         -       211       274        496
   Income (loss) from operations                    930      (483)     (536)     (149)      (238)
   Depreciation and amortization expense          1,212        63       102        94      1,471
   Capital expenditures                             297        61        57         4        419

FOR THE QUARTER ENDED OCTOBER 31, 1999
   Revenue from external customers              $10,341    $1,874    $1,118     $  38   $ 13,371
   Intersegment revenue                              13         -        64       243        320
   Loss from operations                          (4,329)     (233)   (1,203)     (629)    (6,394)
   Depreciation and amortization expense          1,167         4       103       111      1,385
   Capital expenditures                           1,659         6        36        13      1,714



                                                               (IN THOUSANDS)
                                                SSG        PST       ATI      OTHER     TOTAL
                                             ----------- --------- --------- --------- ----------
FOR THE SIX MONTHS ENDED OCTOBER 31, 2000
   Revenue from external customers                $37,973    $3,124    $5,406     $ 650     $47,153
   Intersegment revenue                               288         -       342       471       1,101
   Income (loss) from operations                    2,076      (869)     (506)   (1,001)       (300)
   Depreciation and amortization expense            2,522       127       213       430       3,292
   Capital expenditures                               769        88        70         4         931

FOR THE SIX MONTHS ENDED OCTOBER 31, 1999
   Revenue from external customers                $17,876    $3,109    $2,945     $ 162     $24,092
   Intersegment revenue                               127         -       115       326         568
   Loss from operations                           (10,263)     (634)   (1,828)   (1,483)    (14,208)
   Depreciation and amortization expense            2,411         7       205       338       2,961
   Capital expenditures                             3,883        39        59        20       4,001


The following is a reconciliation for the above items where aggregate reportable segment amounts differ from amounts contained in the Company's consolidated financial statements.


                                                                 Three months               Six months
                                                               ended October 31,         ended October 31,
                                                               2000         1999         2000         1999
                                                           ------------ ------------  -----------  -----------
  Total external revenue for reportable segments              $ 23,653     $ 13,371     $ 47,153     $ 24,092
  Net impact of revenue recognition on sales to affiliate          391          254       (1,292)       1,895
                                                           ------------ ------------  -----------  -----------
  Total consolidated revenue                                  $ 24,044     $ 13,625     $ 45,861     $ 25,987
                                                           ============ ============  ===========  ===========

  Total operating loss for reportable segments                 $  (238)    $ (6,394)      $ (300)    $(14,208)
  Net impact of intercompany gross profit eliminations
   and deferred profit on sales to affiliate                       108          300         (656)       1,394
                                                           ------------ ------------  -----------  -----------
  Total consolidated operating loss                            $  (130)    $ (6,094)      $ (956)    $(12,814)
                                                           ============ ============  ===========  ===========


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

8. ADOPTION OF 2000 EMPLOYEE STOCK OPTION PLAN

     On June 21, 2000, the Board of Directors adopted, subject to the approval of the stockholders, the Company's 2000 Employee Stock Option Plan (the "Plan"). Under the Plan, stock rights may be granted which are either (i) options intended to qualify as "incentive stock options" under Section 422(b) of the Internal Revenue Code of 1986, as amended, (ii) non-qualified stock options or
(iii) awards of shares of common stock or the opportunity to make a direct purchase of shares of common stock. The adoption of the 2000 Employee Stock Plan was formally approved by the stockholders at the 2000 Annual Meeting of Stockholders held on September 21, 2000.

     The Plan authorizes the issuance of up to 900,000 shares of the Company's common stock plus the number of shares of common stock previously reserved for granting of options under the Company's 1995 Stock Option Plan or its 1997 Stock Option Plan which are not granted under either of these plans or which are not exercised and cease to be outstanding by reason of cancellation or otherwise. As of June 21, 2000, 153,705 shares of common stock remained available for granting of options under the 1995 Stock Option Plan or the 1997 Stock Option Plan and 725,405 shares of common stock were reserved for issuance under outstanding, unexercised options under all of the Company's plans.

9. PENDING LITIGATION

     On October 11, 2000, the Company filed a patent infringement lawsuit against KLA-Tencor (KLA), a competitor, in the U.S. District Court in Delaware. The Company seeks damages and a permanent injunction against further infringement of United States Patent Number 6,118,525, entitled "Wafer Inspection System for Distinguishing Pits and Particles." On November 16, 2000, KLA filed a counterclaim in the United States District Court in Delaware alleging that ADE has infringed three patents owned by KLA. KLA is seeking damages for the alleged patent infringement and a permanent injunction against future infringement. In addition, KLA has asked the District Court for a declaration that United States Patent Number 6,118,525, owned by ADE, is invalid and not infringed by KLA. Since these matters are at a preliminary stage, the Company cannot predict the outcome or the amount of gain or loss, if any.

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

FORWARD-LOOKING STATEMENTS

      This quarterly report on Form 10-Q contains certain forward-looking statements that are subject to known and unknown risks and uncertainties that could cause actual results to differ materially from those expressed by such statements. Those statements that make reference to the Company's expectations, predictions and anticipations should be considered forward-looking statements. These statements include, but are not limited to, risks and uncertainties associated with the strength of the semiconductor and hard disk markets, wafer pricing and wafer demand, the results of its product development efforts, the success of ADE's product offerings to meet customer needs within the timeframes required by customers in these markets, further increases in backlog, our visibility and the Company's predictions of future financial outcomes. Further information on potential factors that could affect ADE Corporation's business is described in "Other Risks" appearing at the end of this Management's Discussion and Analysis of Financial Condition and Results of Operations and in the Company's reports on file with the Securities and Exchange Commission, including its Form 10-K for the fiscal year ended April 30, 2000.

RESULTS OF OPERATIONS

THREE MONTHS ENDED OCTOBER 31, 2000 COMPARED TO THREE MONTHS ENDED
 OCTOBER 31, 1999

      REVENUE. Revenue increased 76% to $24.0 million in the second quarter of fiscal 2001 from $13.6 million in the second quarter of fiscal 2000. Increased sales of the Company's products in all segments were primarily due to an increase in demand for capital equipment in the semiconductor wafer and device industries as well as the data storage industry. Increased demand in the semiconductor market indicates the continued health of these industries since the most recent down cycle. Wafer and device manufacturers have continued to focus on maximizing production at existing fabs, resulting in capital equipment purchases to increase capacity. Advanced industry requirements have also resulted in technology purchases of the Company's next generation of products. For the three months ended October 31, 2000, 88% of the Company's revenue was derived from the semiconductor industry compared to 78% for the year earlier period. The Company sells its semiconductor products to both wafer and device manufacturers. Historically, the Company's semiconductor revenue has been derived to a greater extent from wafer manufacturers compared to device manufacturers. For the three months ended October 31, 2000, 77% of semiconductor revenue was derived from wafer manufacturers while 23% was derived from device manufacturers compared to 89% and 11%, respectively, for the year earlier period. Any increase in short-term chip demand or increases in semiconductor market capital expenditures is expected to impact device manufacturers prior to wafer manufacturers as wafer manufacturers are further down on the overall semiconductor industry supply chain.

      The data storage industry has been experiencing pricing pressure, consolidation and excess supply in many data storage market segments, which had resulted in reduced production and capital equipment purchases. However, unit demand for disks is beginning to ramp up and the Company is beginning to experience increased revenue in each of its metrology product lines that are marketed to the data storage industry. Data storage industry revenue comprised 12% of total revenue for the three months ended October 31, 2000, compared to 22% for the year earlier period.

      GROSS MARGIN. Gross margin increased to 50% in the second quarter of fiscal 2001 from 35% in the second quarter of fiscal 2000. The increase in gross margin was primarily due to the high volume of shipments of legacy products and increased absorption of overhead expenses due to significantly increased manufacturing activity and improved utilization of direct labor in the Semiconductor Systems Group. Gross margin for ADE Technologies in three months ended October 31, 2000 was consistent with the year earlier period while ADE Phase Shift gross margin decreased by 17% of segment revenues in the three months ended October 31, 2000 compared to the year earlier period. The Company expects slightly lower margins in the short term due to an expected increase in shipments of newer technologies, which, in their initial stages, carry a somewhat lower margin than the Company's legacy products.

      RESEARCH AND DEVELOPMENT. Research and development expense increased $605,000 or 13% to $5.2 million in the second quarter of fiscal 2001 from $4.6 million in the second quarter of 2000 and decreased as a percentage of revenue to 22% from 34% in the second quarter of 2000. The increase in expense resulted primarily from continued investment by the Semiconductor Systems Group to develop its AFS and AWIS advanced wafer inspection systems to capitalize on the next wave of worldwide capital spending, which is expected to be focused on 300mm wafer production. The decrease in expense as a percentage of sales resulted primarily from the increase in revenues in the second quarter of fiscal 2001 compared to the second quarter of fiscal 2000. The Company has continued development efforts to enhance its existing 200mm and advanced 200mm wafer systems as its semiconductor industry customers seek to improve their yields on 200mm wafers as well as efforts to develop and enhance bridge tools, which can be used with either 200mm or 300mm wafers. The Company also continues to develop new products for the data storage industry, including those that measure the magnetic properties of materials used in manufacturing disk drives. The Company is committed to continuing its investment in research and development to maintain its position as a technological leader, which may necessitate continued research and development spending at or above current levels.

      MARKETING AND SALES. Marketing and sales expense increased $917,000 or 27% to $4.3 million in the second quarter of fiscal 2001 from $3.4 million in the second quarter of 2000 and decreased as a percentage of revenue to 18% from 25% in the second quarter of fiscal 2000. The increased expense resulted primarily from increased commissions expense on sales made through both internal and external sales representatives due to increased sales volume during the second quarter of fiscal 2001 compared to the second quarter of fiscal 2000. The mix of sales channels through which the Company's products are sold may have a significant impact on the Company's marketing and sales expense and the results in any period may not be indicative of marketing and sales expense for future periods. The decrease in marketing and sales expense as a percentage of revenue resulted from the increase in revenue during the second quarter of fiscal 2001 as discussed above.

      GENERAL AND ADMINISTRATIVE. General and administrative expenses decreased $253,000 or 9% to $2.6 million in the second quarter of fiscal 2001 from $2.9 million in the second quarter of fiscal 2000 and decreased as a percentage of revenue to 11% from 21% in the second quarter of 2000. Expenses decreased primarily due to cost savings achieved as a result of the consolidation of the Charlotte operations into the Westwood, Massachusetts facility, which was completed in the latter half of fiscal 2000.

      INTEREST INCOME, NET. Net interest income was $326,000 in the second quarter of fiscal 2001 compared to net interest income of $374,000 in the second quarter of fiscal 2000. The decrease in interest income resulted primarily from lower interest returns due to reduced principal balances during the second quarter of fiscal 2001 compared to the year earlier period.

      INCOME TAXES. There was a provision for income taxes of $64,000 in the second quarter of fiscal 2001 compared to no provision or benefit from income taxes in the second quarter of fiscal 2000. The provision for income taxes in the second quarter of fiscal 2001 consists primarily of estimated federal taxes recorded in relation to the federal alternative minimum tax. The Company continues to monitor the realizability of its current and long term deferred tax assets and provides for valuation allowances against these assets as appropriate.

      EQUITY IN NET EARNINGS (LOSS) OF AFFILIATED COMPANIES. Equity in net earnings (loss) of affiliated companies was $304,000 in the second quarter of fiscal 2001 compared to equity in net earnings (loss) of affiliated companies of $(149,000) in the second quarter of fiscal 2000. The Company's affiliates sell primarily to the semiconductor industry and the current period earnings reflect both the overall health of the semiconductor industry as well as the timing of shipments and the recognition of revenue by the Company's affiliate in Japan. The net loss from affiliated companies in the quarter ended October 31, 1999 was the result of losses incurred by the Company's former affiliate, Microspec, which was sold during the first quarter of fiscal 2001.


SIX MONTHS ENDED OCTOBER 31, 2000 COMPARED TO SIX MONTHS ENDED OCTOBER 31, 1999

      REVENUE. Revenue increased 76% to $45.9 million in the six months ended October 31, 2000 from $26.0 million in the year earlier period. Increased sales of the Company's products in all segments were primarily due to an increase in demand for capital equipment in the semiconductor wafer and device industries as well as the data storage industry. Increased demand in the semiconductor market indicates the continued health of these industries since the most recent down cycle. Wafer and device manufacturers have continued to focus on maximizing production at existing fabs, resulting in capital equipment purchases to increase capacity. Advanced industry requirements have also resulted in technology purchases of the Company's next generation of products. For the six months ended October 31, 2000, 86% of the Company's revenue was derived from sales to the semiconductor industry compared to 77% for the year earlier period. The Company sells its semiconductor products to both wafer and device manufacturers. Historically, the Company's semiconductor revenue has been derived to a greater extent from wafer manufacturers compared to device manufacturers. For the six months ended October 31, 2000, 80% of semiconductor revenue was derived from wafer manufacturers while 20% was derived from device manufacturers compared to 85% and 15%, respectively, for the year earlier period. Any increase in short-term chip demand or increases in semiconductor market capital expenditures is expected to impact device manufacturers prior to wafer manufacturers as wafer manufacturers are further down on the overall semiconductor industry supply chain.

      The data storage industry has been experiencing pricing pressure, consolidation and excess supply in many data storage market segments, which had resulted in reduced production and capital equipment purchases. However, unit demand for disks is beginning to ramp up and the Company is beginning to experience increased revenue in each of its metrology product lines that are marketed to the data storage industry. Data storage industry revenue comprised 14% of total revenue for the six months ended October 31, 2000, compared to 23% for the year earlier period.

      GROSS MARGIN. Gross margin increased to 50% for the six months ended October 31, 2000 from 38% in the year earlier period. The increase in gross margin was primarily due to the high volume of shipments of legacy products and increased absorption of overhead expenses due to significantly increased manufacturing activity and improved utilization of direct labor in the Semiconductor Systems Group. Gross margins for ADE Technologies and ADE Phase Shift for the three months ended October 31, 2000 was consistent with the year earlier period. The Company expects slightly lower margins in the short term due to an expected increase in shipments of newer technologies, which, in their initial stages, carry a somewhat lower margin than the Company's legacy products.

      RESEARCH AND DEVELOPMENT. Research and development expense increased $204,000 or 2% to $10.3 million in the six months ended October 31, 2000 from $10.1 million in the year earlier period and decreased as a percentage of revenue to 23% from 39% in the second quarter of 2000. The increase in expense resulted primarily from continued investment by the Semiconductor Systems Group to develop its AFS and AWIS advanced wafer inspection systems to capitalize on the next wave of worldwide capital spending, which is expected to be focused on 300mm wafer production. The decrease in expense as a percentage of sales resulted from the significant increase in revenue as discussed above. The Company has continued development efforts to enhance its existing 200mm and advanced 200mm wafer systems as its semiconductor industry customers seek to improve their yields on 200mm wafers as well as efforts to develop and enhance bridge tools, which can be used with either 200mm or 300mm wafers. The Company also continues to develop new products for the data storage industry, including those that measure the magnetic properties of materials used in manufacturing disk drives. The Company is committed to continuing its investment in research and development to maintain its position as a technological leader, which may necessitate continued research and development spending at or above current levels.

      MARKETING AND SALES. Marketing and sales expense increased $2.4 million or 40% to $8.5 million in the six months ended October 31, 2000 from $6.1 million during the year earlier period and decreased as a percentage of revenue to 19% from 23% in the year earlier period. The increased expense resulted primarily from increased commissions expense on sales made through both internal and external sales representatives due to increased sales volume, particularly in Asia, during the first six months of fiscal 2001 compared to the first six months of fiscal 2000. The mix of sales channels through which the Company's products are sold may have a significant impact on the Company's marketing and sales expense and the results in any period may not be indicative of marketing and sales expense for future periods. The decrease in marketing and sales expense as a percentage of revenue resulted from the increase in revenue during the first six months of fiscal 2001 as discussed above.

      GENERAL AND ADMINISTRATIVE. General and administrative expenses decreased $1.5 million or 25% to $4.9 million for the six months ended October 31, 2000 from $6.4 million for the year earlier period and decreased as a percentage of revenue to 11% from 25% in the year earlier period. Expenses decreased primarily due to cost savings achieved as a result of the consolidation of the Charlotte operations into the Westwood, Massachusetts facility, which was completed in the latter half of fiscal 2000. The decrease in general and administrative expenses as a percent of revenue resulted from both the increase in revenue during the first six months of fiscal 2001 as discussed above as well as the significant decrease in expenses during the first six months of fiscal 2001 compared to the year earlier period.

      INTEREST INCOME, NET. Net interest income was $665,000 in the six months ended October 31, 2000 compared to net interest income of $522,000 million in the year earlier period. The increase in net interest income resulted primarily from decreased costs associated with maintaining the Company's stand-by letters of credit. The standby letters of credit are required by the Company's obligations under separate $4.5 million and $5.5 million Industrial Development Bonds ("IDB") issued in June 1999 and June 1996, respectively, through various state and local bonding authorities.

      INCOME TAXES. There was a provision for income taxes of $64,000 in the second quarter of fiscal 2001 compared to no provision or benefit from income taxes in the second quarter of fiscal 2000. The provision for income taxes in the first six months of fiscal 2001 consists primarily of estimated federal taxes recorded in relation to the federal alternative minimum tax. The Company continues to monitor the realizability of its current and long term deferred tax assets and provides for valuation allowances against these assets as appropriate.

      EQUITY IN NET EARNINGS (LOSS) OF AFFILIATED COMPANIES. Equity in net earnings (loss) of affiliated companies was $(418,000) in the six months ended October 31, 2000 compared to equity in net earnings (loss) of affiliated companies of $(763,000) in the year earlier period. The net loss from affiliated companies is the result of losses incurred by the Company's former affiliate, Microspec, which was sold during the first quarter of fiscal 2001. The losses from Microspec have been partially offset by the net earnings of the Company's affiliate in Japan during the first six months of fiscal 2001.


LIQUIDITY AND CAPITAL RESOURCES

      At October 31, 2000, the Company had $32.0 million in cash and cash equivalents and $68.7 million in working capital. In addition, the Company had $3.7 million in restricted cash used as security for a tax-exempt Industrial Development Bond issued through the Massachusetts Industrial Finance Agency in December 1997. Under the terms of the bond agreement, the Company may substitute a letter of credit in an amount equal to approximately 105% of the outstanding principal balance as collateral for the Company's obligations under the

IDB, assuming the Company has the ability to borrow under a credit facility. Such actions would allow the restricted cash balance to be used for general corporate purposes.

      Cash used in operating activities for the six months ended October 31, 2000 was $1.8 million. This amount resulted from a net loss of $773,000 adjusted for non-cash charges of $3.8 million and a $4.8 million net increase in working capital accounts. The increase in working capital accounts consisted primarily of increases in inventories of $7.6 million and accounts receivable of $5.6 million. The increase in inventories is the result of the ramp up in production due to the increase in demand for the Company's products and the increase in receivables is due to the increase in sales volume during the first six months of fiscal 2001. These increases in working capital were somewhat offset by increases in accounts payable and accrued expenses of $6.0 million and $2.4 million, respectively. The increase in accounts payable is due to the build up of inventory as discussed above and the increase in accrued expenses is primarily due to increases in accrued commissions of $1.2 million, accrued warranty of $1.0 million and deferred revenue of $3.5 million. Non-cash items consisted primarily of $3.3 million of depreciation and amortization and $482,000 of the Company's share of the net loss of affiliated companies.

      Cash used in investing activities was $1.4 million, and consisted of primarily of $931,000 for purchases of fixed assets and $449,000 in advances to an affiliated company.

      Cash provided by financing activities was $141,000, which consisted of $432,000 of aggregate proceeds from the issuance of common stock from the exercise of stock options and stock purchased through the employee stock purchase plan, partially offset by $291,000 in repayments of long-term debt.

      The Company expects to meet its near-term working capital needs and capital expenditures primarily through cash generated from operations and its available cash and cash equivalents.

OTHER RISK FACTORS

      Capital expenditures by semiconductor wafer and device manufacturers historically have been cyclical as they in turn depend upon the current and anticipated demand for integrated circuits. While the semiconductor industry appears to have recovered from the most recent down cycle, it is not clear how long semiconductor wafer manufacturers, who account for approximately 69% of the Company's revenue, will be in a position to sustain or increase their purchases of capital equipment. The data storage industry has been in a period of oversupply and excess manufacturing capacity and this has also had an adverse impact on the Company. At October 31, 2000, the Company's backlog was $53.5 million, which represents a 98% increase from the second quarter of fiscal 2000. The Company remains uncertain about how long sustained growth in revenue will last. The Company continues to evaluate its cost structure relative to expected revenue and will continue to implement aggressive cost containment measures.

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

                                    PART II.

                                OTHER INFORMATION

ITEM 1.           LEGAL PROCEEDINGS:

                 On October 11, 2000, the Company filed a patent infringement lawsuit against KLA-Tencor (KLA), a competitor, in the U.S. District Court in Delaware. The Company seeks damages and a permanent injunction against further infringement of United States Patent Number 6,118,525, entitled "Wafer Inspection System for Distinguishing Pits and Particles." On November 16, 2000, KLA filed a counterclaim in the United States District Court in Delaware alleging that ADE has infringed three patents owned by KLA. KLA is seeking damages for the alleged patent infringement and a permanent injunction against future infringement. In addition, KLA has asked the District Court for a declaration that United States Patent Number 6,118,525, owned by ADE, is invalid and not infringed by KLA. Since these matters are at a preliminary stage, the Company cannot predict the outcome or the amount of gain or loss, if any.

ITEM 2.           CHANGES IN SECURITIES:

                  None

ITEM 3.           DEFAULTS UPON SENIOR SECURITIES:

                  None

ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS:

                  The Annual Meeting of Stockholders was held on September 21, 2000. The stockholders voted on the following matters:

                  1. Election of Directors

                  NOMINEE                     FOR                   AGAINST

                  Robert C. Abbe              11,823,908            846,854
                  Harris Clay                 12,011,407            659,355
                  Landon T. Clay              12,011,007            659,755
                  H. Kimball Faulkner         12,011,407            659,355
                  Chris L. Koliopoulos        12,010,801            659,961
                  Francis B. Lothrop, Jr.     12,010,907            659,855
                  Kendall Wright              12,011,007            659,755

                  There were no abstentions and 820,210 broker non-votes with respect to this matter.

                  2. Approval of ADE 2000 Employee Stock Option Plan

                  FOR                     AGAINST                 ABSTAIN

                  9,330,705               951,214                 85,625

                  These were 820,210 broker non-votes with respect to this matter.

                  3. Appointment of PricewaterhouseCoopers LLP as the Company's independent public accountants for the fiscal year ending April 30, 2001

                  FOR                      AGAINST                 ABSTAIN

                  11,620,320               1,046,107               4,335

                  There were 820,210 broker non-votes with respect to this matter.

ITEM 5.           OTHER INFORMATION:

                  None

ITEM 6.           EXHIBITS AND REPORTS ON FORM 8-K:

                  a. See Exhibit Index, Page 20

                  b. Reports on Form 8-K

                     None

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ADE CORPORATION



Date: December 12, 2000           /s/ BRIAN C. JAMES
                                  ---------------------------------------------
                                  Brian C. James
                                  Vice President and Chief Financial Officer

Date: December 12, 2000
                                  /S/ ROBERT C. ABBE
                                  ---------------------------------------------
                                  Robert C. Abbe
                                  President and Chief Executive Officer

                                  EXHIBIT INDEX

Exhibit
NO.                                Description
-------         ----------------------------------------------------------------
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