Form 10-Q
period 2001-01-31
ADE CORP
filed 2001-03-16
CIK 884498

===============================================================================

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

    For Quarter Ended: JANUARY 31, 2001         Commission File Number 0-26714
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


                                 (781) 467-3500
                                 ---------------
              (Registrant's telephone number, including area code)


         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                 YES   X      NO
                                    --------    --------


         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

  Common Stock, par value $.01 per share                13,520,128 shares
--------------------------------------------    -------------------------------
                  Class                           Outstanding at March 14, 2001

                                 ADE CORPORATION
                                      INDEX


                                                                                         PAGE

PART I.  -  FINANCIAL INFORMATION
     Item 1.    Condensed Consolidated Financial Statements (unaudited)

                  Condensed Consolidated Balance Sheet -
                      January 31, 2001 and April 30, 2000                                  3

                  Condensed Consolidated Statement of Operations-
                      Three and Nine Months Ended January 31, 2001 and 2000                4

                  Condensed Consolidated Statement of Cash Flows -
                      Nine Months Ended January 31, 2001 and 2000                          5

                  Notes to Unaudited Condensed Consolidated Financial Statements           6

     Item 2.    Management's Discussion and Analysis of Financial Condition
                 and Results of Operations                                                11

PART II.  -  OTHER INFORMATION                                                            16

SIGNATURES                                                                                17

EXHIBIT INDEX                                                                             18


                                 ADE CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEET
                                 (in thousands)

                                                    January 31,     April 30,
                                                       2001            2000
                                                   --------------  -------------
                                                    (Unaudited)
ASSETS
Current assets:
    Cash and cash equivalents                          $  29,960      $  35,001
    Accounts receivable, net                              23,029         14,549
    Inventories                                           37,336         29,968
    Prepaid expenses and other current assets              1,816            756
    Deferred income taxes                                  5,798          4,484
                                                   --------------  -------------
                    Total current assets                  97,939         84,758

Fixed assets, net                                         29,126         30,724
Deferred income taxes                                      4,792          6,106
Investments                                                3,237          3,331
Intangible assets, net                                     3,125          3,892
Restricted cash                                            3,675          3,705
Other assets                                                 366            354
                                                   --------------  -------------

Total assets                                           $ 142,260      $ 132,870
                                                   ==============  =============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
    Current portion of long-term debt                  $     615      $     598
    Accounts payable                                       7,254          4,017
    Accrued expenses and other current liabilities        16,669         14,096
    Deferred income on sales to affiliates                 2,801            337
                                                   --------------  -------------
                    Total current liabilities             27,339         19,048

Long-term debt                                            11,493         11,950

STOCKHOLDERS' EQUITY:
    Common stock                                             135            135
    Capital in excess of par value                       102,161        101,580
    Retained earnings                                      1,132            178
                                                   --------------  -------------
                                                         103,428        101,893
    Deferred compensation                                      -            (21)
                                                   --------------  -------------
                    Total stockholders' equity           103,428        101,872
                                                   --------------  -------------

Total liabilities and stockholders' equity             $ 142,260      $ 132,870
                                                   ==============  =============



    The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

                                 ADE CORPORATION
                 CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                (in thousands, except per share data, unaudited)



                                                              Three months               Nine months
                                                            ended January 31,         ended January 31,
                                                            2001         2000         2001         2000
                                                         ------------ -----------  -----------  ------------
Revenue                                                      $28,130    $ 16,576     $ 73,991     $  42,563
Cost of revenue                                               14,133       9,225       37,224        25,379
                                                         ------------ -----------  -----------  ------------
          Gross profit                                        13,997       7,351       36,767        17,184
                                                         ------------ -----------  -----------  ------------

Operating expenses:
    Research and development                                   5,731       5,411       16,062        15,538
    Marketing and sales                                        3,508       3,134       12,054         9,218
    General and administrative                                 3,203       2,964        8,054         9,402
                                                         ------------ -----------  -----------  ------------
          Total operating expenses                            12,442      11,509       36,170        34,158
                                                         ------------ -----------  -----------  ------------
Income (loss) from operations                                  1,555      (4,158)         597       (16,974)

Interest income, net                                             281         318          947           841
                                                         ------------ -----------  -----------  ------------
Income (loss) before provision for income taxes
   and equity in net loss of affiliated companies              1,836      (3,840)       1,544       (16,133)
Provision for income taxes                                        47           -          111             -
                                                         ------------ -----------  -----------  ------------
Income (loss) before equity in net loss of affiliated
   companies                                                   1,789      (3,840)       1,433       (16,133)

Equity in net loss of affiliated companies                       (61)       (676)        (479)       (1,438)
                                                         ------------ -----------  -----------  ------------

Net income (loss)                                            $ 1,728    $ (4,516)    $    954     $ (17,571)
                                                         ============ ===========  ===========  ============

Basic earnings (loss) per share                                $0.13      $(0.34)       $0.07        $(1.32)
Diluted earnings (loss) per share                              $0.13      $(0.34)       $0.07        $(1.32)

Weighted average shares outstanding - basic                   13,511      13,403       13,498        13,319
Weighted average shares outstanding - diluted                 13,748      13,403       13,768        13,319



    The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

                                 ADE CORPORATION
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                            (in thousands, unaudited)


                                                                     Nine months ended
                                                                        January 31,
                                                                  2001            2000
                                                              -------------- ---------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                                                $    954       $ (17,571)
  Adjustments to reconcile net income (loss) to
      net cash used in operating activities:
        Depreciation and amortization                                 4,465           4,045
        Equity in net loss of affiliated companies,
          net of dividends received                                     543           1,493
        Changes in assets and liabilities:
           Accounts receivable, net                                  (8,480)           (200)
           Inventories                                               (7,368)         (6,094)
           Prepaid expenses and other current assets                 (1,060)           (371)
           Accounts payable                                           3,237           1,580
           Accrued expenses and other current liabilities             2,573          (3,936)
           Deferred income on sales to affiliate                      2,464            (812)
                                                              -------------- ---------------
               Net cash used in operating activities                 (2,672)        (21,866)
                                                              -------------- ---------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of fixed assets                                          (2,100)         (4,862)
  Change in restricted cash                                              30            (222)
  Advances to affiliated company                                       (449)           (685)
  Increase in other assets                                              (12)         (1,048)
                                                              -------------- ---------------
               Net cash used in investing activities                 (2,531)         (6,817)
                                                              -------------- ---------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Repayment of long-term debt                                          (440)           (425)
  Proceeds from issuance of common stock                                602           1,136
                                                              -------------- ---------------
               Net cash provided by financing activities                162             711
                                                              -------------- ---------------

Net decrease in cash and cash equivalents                            (5,041)        (27,972)
Cash and cash equivalents, beginning of period                       35,001          61,278
                                                              -------------- ---------------
Cash and cash equivalents, end of period                           $ 29,960       $  33,306
                                                              ============== ===============




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

2. INVENTORIES

         Inventories consist of the following:

                                             (in thousands)
                                        January 31,    April 30,
                                           2001          2000
                                       ------------- -------------
                                       (unaudited)

Raw materials and purchased parts          $ 16,577      $ 13,202
Work-in-process                              19,308        15,437
Finished goods                                1,451         1,329
                                       ------------- -------------
                                           $ 37,336      $ 29,968
                                       ============= =============


3. ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

         Accrued expenses and other current liabilities consist of the following:


                                                            (in thousands)
                                                       January 31,    April 30,
                                                          2001          2000
                                                      ------------  ------------
                                                      (unaudited)

Accrued salaries, wages, vacation pay and bonuses         $ 2,625       $ 1,844
Accrued commissions                                         1,756           647
Accrued warranty costs                                      2,372         1,083
Accrued severance                                              71           278
Deferred revenue                                            6,244         6,436
Other                                                       3,601         3,808
                                                      ------------  ------------
                                                         $ 16,669      $ 14,096
                                                      ============  ============

                                 ADE CORPORATION
                    NOTES TO UNAUDITED CONDENSED CONSOLIDATED
                              FINANCIAL STATEMENTS

4. EARNINGS (LOSS) PER SHARE

         Basic earnings (loss) per share is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share is computed using the weighted average number of common shares outstanding and gives effect to all dilutive potential common shares outstanding during the period. Potential common shares outstanding include shares issuable upon the assumed exercise of dilutive stock options reflected under the treasury stock method. For the three and nine months ended January 31, 2001, respectively, 385,525 and 369,325 common shares issuable upon the exercise of stock options have been excluded from the computation of diluted earnings per share, as their effect would have been antidilutive. For the three and nine months ended January 31, 2000, respectively, basic and diluted loss per share is the same due to the antidilutive effect of potential common shares outstanding.

         The following is a reconciliation of the shares used in calculating basic and diluted earnings per share:


                                                                          (in thousands)        (in thousands)
                                                                         Three months ended    Nine months ended
                                                                            January 31,           January 31,
                                                                          2001      2000        2001      2000
                                                                        --------------------  --------------------
Shares used in computation:
a. Weighted average common stock outstanding used                          13,511    13,403      13,498    13,319
   in computation of basic earnings (loss) per share
b. Dilutive effect of stock options outstanding                               237         -         270         -
                                                                        --------------------  --------------------
c. Shares used in computation of diluted earnings (loss) per share         13,748    13,403      13,768    13,319
                                                                        ====================  ====================


5. INVESTMENTS

         In July 2000, the Company sold its 67.5% investment in Microspec Technologies Ltd. ("Microspec") for $1. The balance of the Company's investment in Microspec was approximately zero at the time of the sale. Therefore, no gain or loss was recorded in the transaction.

6. SEGMENT REPORTING

         Beginning in the third quarter of fiscal 2001, the Company consolidated its reported segments to conform with how the Company now manages its business. Prior to the third quarter of fiscal 2001, the Company reported three segments: ADE Semiconductor Systems Group ("SSG"), ADE Phase Shift ("PST") and ADE Technologies ("ATI"). SSG manufactures and markets metrology and inspection systems to the semiconductor wafer and device manufacturing industries that are used to improve yield and capital productivity. PST manufactures and markets high performance, non-contact surface metrology equipment using advanced interferometric technology that provides enhanced yield management to the data storage, semiconductor and optics industries. ATI manufactures and markets high precision magnetic characterization and non-contact dimensional metrology gaging systems primarily to the data storage industry. Sales of the Company's stand-alone software products and software consulting services were included in the "other" category and are now reported in the SSG segment. Prior year segment information has been recast to conform with the current year presentation.

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

                                 ADE CORPORATION
                    NOTES TO UNAUDITED CONDENSED CONSOLIDATED
                              FINANCIAL STATEMENTS

6. SEGMENT REPORTING (CONTINUED)


                                                           (IN THOUSANDS)
                                             SSG        PST       ATI        TOTAL
                                          -------------------------------------------
FOR THE QUARTER ENDED JANUARY 31, 2001
Revenue from external customers             $ 24,089   $ 3,848   $ 2,764    $ 30,701
Intersegment revenue                             (48)        -       129          81
Income (loss) from operations                  2,028       763        24       2,815
Depreciation and amortization expense          1,074        64        35       1,173
Capital expenditures                           1,073        20        76       1,169

FOR THE QUARTER ENDED JANUARY 31, 2000
Revenue from external customers             $ 13,297   $ 1,842   $ 2,889    $ 18,028
Intersegment revenue                             344         -        82         426
Loss from operations                          (3,356)     (203)     (110)     (3,669)
Depreciation and amortization expense          1,252        63        92       1,407
Capital expenditures                             761        54        46         861



                                                           (IN THOUSANDS)
                                             SSG        PST       ATI        TOTAL
                                          -------------------------------------------
FOR THE NINE MONTHS ENDED JANUARY 31, 2001
Revenue from external customers             $ 62,712   $ 6,972   $ 8,170    $ 77,854
Intersegment revenue                             241         -       471         712
Income (loss) from operations                  3,102      (106)     (482)      2,514
Depreciation and amortization expense          4,027       190       248       4,465
Capital expenditures                           1,846       108       146       2,100

FOR THE NINE MONTHS ENDED JANUARY 31, 2000
Revenue from external customers             $ 31,335   $ 4,951   $ 5,834    $ 42,120
Intersegment revenue                             472         -       196         668
Loss from operations                         (15,103)     (837)   (1,938)    (17,878)
Depreciation and amortization expense          3,582       190       273       4,045
Capital expenditures                           4,664        93       105       4,862

                                 ADE CORPORATION
                    NOTES TO UNAUDITED CONDENSED CONSOLIDATED
                              FINANCIAL STATEMENTS


6. SEGMENT REPORTING (CONTINUED)

The following is a reconciliation for the above items where aggregate reportable segment amounts differ from amounts contained in the Company's consolidated financial statements.


                                                                Three months            Nine months
                                                             ended January 31,       ended January 31,
                                                              2001       2000        2001        2000
                                                           ---------- ----------- ----------- -----------
Total external revenue for reportable segments              $ 30,701    $ 18,028    $ 77,854   $  42,120
Net impact of revenue recognition on sales to affiliate       (2,571)     (1,452)     (3,863)        443
                                                           ---------- ----------- ----------- -----------
Total consolidated revenue                                  $ 28,130    $ 16,576    $ 73,991   $  42,563
                                                           ========== =========== =========== ===========

Total operating income (loss) for reportable segments       $  2,815    $ (3,669)   $  2,514   $ (17,878)
Net impact of intercompany gross profit eliminations and
   deferred profit on sales to affiliate                      (1,260)       (489)     (1,917)        904
                                                           ---------- ----------- ----------- -----------
Total consolidated operating income (loss)                  $  1,555    $ (4,158)   $    597   $ (16,974)
                                                           ========== =========== =========== ===========


7. NEW ACCOUNTING PRONOUNCEMENTS

         In December 1999, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin No. 101 (SAB 101), "Revenue Recognition in Financial Statements." SAB 101 summarizes the SEC's views in applying generally accepted accounting principles to selected revenue recognition issues. The Company is required to adopt SAB 101 in the fourth quarter of fiscal 2001. Management has reviewed SAB 101 and has determined the nature of the impact that SAB 101 will have on the Company's financial statements. For some of the Company's sales transactions, a portion, usually 10%, of the fee is not due until installation occurs and the customer accepts the product. SAB 101 will require the deferral of that portion of the fee not due until installation is complete and customer acceptance has occurred. In addition, the Company's financial statements will also reflect a change in the classification of the revenue associated with training and the installation of the Company's products. The Company is in the process of quantifying the cumulative effect of the change in accounting principle that will be recorded in the Company's financial statements for the fiscal year ending April 30, 2001.

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

         The Plan authorizes the issuance of up to 900,000 shares of the Company's common stock plus the number of shares of common stock previously reserved for granting of options under the Company's 1995 Stock Option Plan or its 1997 Stock Option Plan which are not granted under either of these plans or which are not exercised and cease to be outstanding by reason of cancellation or otherwise. As of June 21, 2000, 153,705 shares of common stock remained available for granting of options under the 1995 Stock Option Plan or the 1997 Stock Option Plan and

                                 ADE CORPORATION
                    NOTES TO UNAUDITED CONDENSED CONSOLIDATED
                              FINANCIAL STATEMENTS

8. ADOPTION OF 2000 EMPLOYEE STOCK OPTION PLAN (CONTINUED)

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED JANUARY 31, 2001 COMPARED TO THREE MONTHS ENDED JANUARY 31, 2000

         REVENUE. Revenue increased 70% to $28.1 million in the third quarter of fiscal 2001 from $16.6 million in the third quarter of fiscal 2000. Increased sales of the Company's products in the Semiconductor Systems Group ("SSG") segment and the Phase Shift ("PST") segment reflected an increase in demand for capital equipment in the semiconductor wafer and device industries. Wafer and device manufacturers have continued to focus on maximizing production at existing fabs, resulting in capital equipment purchases to increase capacity. Advanced industry requirements have also resulted in technology purchases of the Company's next generation of products. For the three months ended January 31, 2001, 88% of the Company's revenue was derived from the semiconductor industry compared to 71% for the year earlier period. The Company sells its semiconductor products to both wafer and device manufacturers. Historically, the Company's semiconductor revenue has been derived to a greater extent from wafer manufacturers compared to device manufacturers. For the three months ended January 31, 2001, 85% of semiconductor revenue was derived from wafer manufacturers while 15% was derived from device manufacturers compared to 75% and 25%, respectively, for the year earlier period. Any increase in short-term chip demand or increases in semiconductor market capital expenditures is expected to impact device manufacturers prior to wafer manufacturers as wafer manufacturers are further down on the overall semiconductor industry supply chain.

         The data storage industry has been experiencing pricing pressure, consolidation and excess supply in many data storage market segments, which has resulted in reduced production and capital equipment purchases. Consequently, revenues in each of the metrology product lines that are marketed to the data storage industry by the Company's ADE Technologies ("ATI") segment have decreased slightly in the third quarter of fiscal 2001 compared with the year earlier period. Data storage industry revenue comprised 12% of total revenue for the three months ended January 31, 2001, compared to 29% for the year earlier period.

         GROSS MARGIN. Gross margin increased to 50% in the third quarter of fiscal 2001 from 44% in the third quarter of fiscal 2000. The increase in gross margin was primarily due to the high volume of shipments of legacy products and increased absorption of overhead expenses due to significantly increased manufacturing activity and improved utilization of direct labor in the SSG segment. The Company expects slightly lower margins in the short term due to an expected increase in shipments of newer technologies, which, in their initial stages, carry a somewhat lower margin than the Company's legacy products.

         RESEARCH AND DEVELOPMENT. Research and development expense increased $320,000 or 6% to $5.7 million in the third quarter of fiscal 2001 from $5.4 million in the third quarter of 2000 and decreased as a percentage of revenue to 20% from 33% in the third quarter of fiscal 2000. The increase in expense resulted primarily from continued investment by the SSG segment to develop its AFS and AWIS advanced wafer inspection systems to capitalize on the next wave of worldwide capital spending, which is expected to be focused on 300mm wafer production. The decrease in expense as a percentage of revenues resulted primarily from the increase in revenues in the third quarter of fiscal 2001 compared to the third quarter of fiscal 2000. The Company has continued development efforts to enhance its existing 200mm and advanced 200mm wafer systems as its semiconductor industry customers seek to improve their yields on 200mm wafers as well as efforts to develop and enhance bridge tools, which can be used with either 200mm or 300mm wafers. The Company also continues to develop new products for the data storage industry, including those that measure the magnetic properties of materials used in manufacturing disk drives. The Company is committed to continuing its investment in research and development to maintain its position as a technological leader, which may necessitate continued research and development spending at or above current levels.

         MARKETING AND SALES. Marketing and sales expense increased $374,000 or 12% to $3.5 million in the third quarter of fiscal 2001 from $3.1 million in the third quarter of 2000 and decreased as a percentage of revenue to 12% from 19% in the third quarter of fiscal 2000. The increased expense resulted primarily from increased commissions expense on sales made through both internal and external sales representatives due to increased sales volume during the third quarter of fiscal 2001 compared to the third quarter of fiscal 2000. The mix of sales channels through which the Company's products are sold may have a significant impact on the Company's marketing and sales expense and the results in any period may not be indicative of marketing and sales expense for future periods. The decrease in marketing and sales expense as a percentage of revenue resulted from the increase in revenue during the third quarter of fiscal 2001 as discussed above.

         GENERAL AND ADMINISTRATIVE. General and administrative expenses increased $239,000 or 8% to $3.2 million in the third quarter of fiscal 2001 from $3.0 million in the third quarter of fiscal 2000 and decreased as a percentage of revenue to 11% from 18% in the third quarter of 2000. Expenses increased primarily due to an increase in the reserve for bad debts.

         INTEREST INCOME, NET. Net interest income was $281,000 in the third quarter of fiscal 2001 compared to net interest income of $318,000 in the third quarter of fiscal 2000. The decrease in interest income resulted primarily from lower interest returns due to reduced principal balances during the third quarter of fiscal 2001 compared to the year earlier period.

         INCOME TAXES. There was a provision for income taxes of $47,000 in the third quarter of fiscal 2001 compared to no provision or benefit from income taxes in the third quarter of fiscal 2000. The provision for income taxes in the third quarter of fiscal 2001 consists primarily of estimated federal taxes recorded in relation to the federal alternative minimum tax. The Company continues to monitor the realizability of its current and long term deferred tax assets and provides for valuation allowances against these assets as appropriate.

         EQUITY IN NET LOSS OF AFFILIATED COMPANIES. Equity in net loss of affiliated companies was $61,000 in the third quarter of fiscal 2001 compared to equity in net loss of affiliated companies of $676,000 in the third quarter of fiscal

2000. The decrease in the net loss from affiliated companies in the third quarter of fiscal 2001 compared to the year earlier period was due primarily to the absence of the losses incurred by the Company's former affiliate, Microspec, which was sold during the first quarter of fiscal 2001. The Company's Japanese affiliate sells primarily to the semiconductor industry and the current period loss reflects the timing of shipments and the recognition of revenue by the affiliate.


NINE MONTHS ENDED JANUARY 31, 2001 COMPARED TO NINE MONTHS ENDED
JANUARY 31, 2000

         REVENUE. Revenue increased 74% to $74.0 million in the nine months ended January 31, 2001 from $42.6 million in the year earlier period. Increased sales of the Company's products in all segments were primarily due to an increase in demand for capital equipment in the semiconductor wafer and device industries as well as the data storage industry. Wafer and device manufacturers have continued to focus on maximizing production at existing fabs, resulting in capital equipment purchases to increase capacity. Advanced industry requirements have also resulted in technology purchases of the Company's next generation of products. For the nine months ended January 31, 2001, 87% of the Company's revenue was derived from sales to the semiconductor industry compared to 75% for the year earlier period. The Company sells its semiconductor products to both wafer and device manufacturers. Historically, the Company's semiconductor revenue has been derived to a greater extent from wafer manufacturers compared to device manufacturers. For the nine months ended January 31, 2001, 82% of semiconductor revenue was derived from wafer manufacturers while 18% was derived from device manufacturers compared to 82% and 18%, respectively, for the year earlier period. Any increase in short-term chip demand or increases in semiconductor market capital expenditures is expected to impact device manufacturers prior to wafer manufacturers as wafer manufacturers are further down on the overall semiconductor industry supply chain.

         The data storage industry has been experiencing pricing pressure, consolidation and excess supply in many data storage market segments, which has resulted in a reduction of production and capital equipment purchases. However, for the nine months ended January 31, 2001, due to a slight increase in demand, the Company's ATI segment has experienced increased revenue in its metrology product lines that are marketed to the data storage industry compared to the year earlier period. Data storage industry revenue comprised 13% of total revenue for the nine months ended January 31, 2001, compared to 25% for the year earlier period.

         GROSS MARGIN. Gross margin increased to 50% for the nine months ended January 31, 2001 from 40% in the year earlier period. The increase in gross margin was primarily due to the high volume of shipments of legacy products and increased absorption of overhead expenses due to significantly increased manufacturing activity and improved utilization of direct labor in the SSG segment. The Company expects slightly lower margins in the short term due to an expected increase in shipments of newer technologies, which, in their initial stages, carry a somewhat lower margin than the Company's legacy products.

         RESEARCH AND DEVELOPMENT. Research and development expense increased $524,000 or 3% to $16.1 million in the nine months ended January 31, 2001 from $15.5 million in the year earlier period and decreased as a percentage of revenue to 22% from 37% in the third quarter of fiscal 2000. The increase in expense resulted primarily from continued investment by the SSG segment to develop its AFS and AWIS advanced wafer inspection systems to capitalize on the next wave of worldwide capital spending, which is expected to be focused on 300mm wafer production. The decrease in expense as a percentage of revenues resulted from the significant increase in revenue as discussed above. The Company has continued development efforts to enhance its existing 200mm and advanced 200mm wafer systems as its semiconductor industry customers seek to improve their yields on 200mm wafers as well as efforts to develop and enhance bridge tools, which can be used with either 200mm or 300mm wafers. The Company also continues to develop new products for the data storage industry, including those that measure the magnetic properties of materials used in manufacturing disk drives. The Company is committed to continuing its investment in research and development to maintain its position as a technological leader, which may necessitate continued research and development spending at or above current levels.

         MARKETING AND SALES. Marketing and sales expense increased $2.8 million or 31% to $12.1 million in the nine months ended January 31, 2001 from $9.2 million during the year earlier period and decreased as a percentage of revenue to 16% from 22% in the year earlier period. The increased expense resulted primarily from increased commissions expense on sales made through both internal and external sales representatives due to increased sales volume, particularly in Asia, during the first nine months of fiscal 2001 compared to the first nine months of fiscal 2000. The mix of sales channels through which the Company's products are sold may have a significant impact on the Company's marketing and sales expense and the results in any period may not be indicative of marketing and sales expense for future periods. The decrease in marketing and sales expense as a percentage of revenue resulted from the increase in revenue during the first nine months of fiscal 2001 as discussed above.

         GENERAL AND ADMINISTRATIVE. General and administrative expenses decreased $1.3 million or 14% to $8.1 million for the nine months ended January 31, 2001 from $9.4 million for the year earlier period and decreased as a percentage of revenue to 11% from 22% in the year earlier period. Expenses decreased primarily due to cost savings achieved as a result of the consolidation of the Charlotte, North Carolina operations into the Westwood, Massachusetts facility, which was completed in the latter half of fiscal 2000. The decrease in general and administrative expenses as a percent of revenue resulted from both the increase in revenue during the first nine months of fiscal 2001 as discussed above as well as the significant decrease in expenses during the first nine months of fiscal 2001 compared to the year earlier period.

         INTEREST INCOME, NET. Net interest income was $947,000 in the nine months ended January 31, 2001 compared to net interest income of $841,000 in the year earlier period. The increase in net interest income resulted primarily from decreased costs associated with maintaining the Company's stand-by letters of credit. The standby letters of credit are required by the Company's obligations under separate $4.5 million and $5.5 million Industrial Development Bonds ("IDB") issued in June 1999 and June 1996, respectively, through various state and local bonding authorities.

         INCOME TAXES. There was a provision for income taxes of $111,000 in the nine months ended January 31, 2001 compared to no provision or benefit from income taxes in the year earlier period. The provision for income taxes in the first nine months of fiscal 2001 consists primarily of estimated federal taxes recorded in relation to the federal alternative minimum tax. The Company continues to monitor the realizability of its current and long term deferred tax assets and provides for valuation allowances against these assets as appropriate.

         EQUITY IN NET LOSS OF AFFILIATED COMPANIES. Equity in net loss of affiliated companies was $479,000 in the nine months ended January 31, 2001 compared to equity in net loss of affiliated companies of $1.4 million in the year earlier period. The decrease in the net loss from affiliated companies is due to the absence of losses incurred by the Company's former affiliate, Microspec, which was sold during the first quarter of fiscal 2001. The losses from Microspec have been partially offset by the net earnings of the Company's affiliate in Japan during the first nine months of fiscal 2001.

LIQUIDITY AND CAPITAL RESOURCES

         At January 31, 2001, the Company had $30.0 million in cash and cash equivalents and $70.6 million in working capital. In addition, the Company had $3.7 million in restricted cash used as security for a tax-exempt Industrial Development Bond issued through the Massachusetts Industrial Finance Agency in December 1997. Under the terms of the bond agreement, the Company may substitute a letter of credit in an amount equal to approximately 105% of the outstanding principal balance as collateral for the Company's obligations under the IDB, assuming the Company has the ability to borrow under a credit facility. Such actions would allow the restricted cash balance to be used for general corporate purposes.

         Cash used in operating activities for the nine months ended January 31, 2001 was $2.7 million. This amount resulted from net income of $954,000 adjusted for non-cash charges of $5.0 million and a $8.6 million net increase in working capital accounts. Non-cash items consisted primarily of $4.5 million of depreciation and amortization and $543,000 of the Company's share of the net loss of affiliated companies.

         Cash used in investing activities was $2.5 million, and consisted of primarily of $2.1 million for purchases of fixed assets and an $449,000 in advances to an affiliated company.

         Cash provided by financing activities was $162,000, which consisted of $602,000 of aggregate proceeds from the issuance of common stock from the exercise of stock options and stock purchased through the employee stock purchase plan, partially offset by $440,000 in repayments of long-term debt.

         The Company expects to meet its near-term working capital needs and capital expenditures primarily through cash generated from operations and its available cash and cash equivalents.

OTHER RISK FACTORS

         Capital expenditures by semiconductor wafer and device manufacturers historically have been cyclical as they in turn depend upon the current and anticipated demand for integrated circuits. While the semiconductor industry appears to be embarking on its next wave of capital spending, which appears to be focused on 300mm wafer production, it is not clear how long semiconductor wafer manufacturers, who account for approximately 71% of the Company's revenue, will be in a position to sustain or increase their purchases of capital equipment. The data storage industry has been in a period of oversupply and excess manufacturing capacity and this has also had an adverse impact on the Company. At January 31, 2001, the Company's backlog was $54.5 million. The Company remains uncertain about how long sustained growth in revenue will last. The Company continues to evaluate its cost structure relative to expected revenue and will continue to implement aggressive cost containment measures where necessary.

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

NEW ACCOUNTING PRONOUNCEMENTS

         In December 1999, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin No. 101 (SAB 101), "Revenue Recognition in Financial Statements." SAB 101 summarizes the SEC's views in applying generally accepted accounting principles to selected revenue recognition issues. The Company is required to adopt SAB 101 in the fourth quarter of fiscal 2001. Management has reviewed SAB 101 and has determined the nature of the impact that SAB 101 will have on the Company's financial statements. For some of the Company's sales transactions, a portion, usually 10%, of the fee is not due until installation occurs and the customer accepts the product. SAB 101 will require the deferral of that portion of the fee not due until installation is complete and customer acceptance has occurred. In addition, the Company's financial statements will also reflect a change in the classification of the revenue associated with training and the installation of the Company's products. The Company is in the process of quantifying the cumulative effect of the change in accounting principle that will be recorded in the Company's financial statements for the fiscal year ending April 30, 2001.

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

                                    PART II.

                                OTHER INFORMATION

ITEM 1.           LEGAL PROCEEDINGS:

                  On October 12, 2000, the Company filed a patent infringement lawsuit against KLA-Tencor (KLA), a competitor, in the U.S. District Court in Delaware. The Company seeks damages and a permanent injunction against further infringement upon United States Patent Number 6,118,525, entitled "Wafer Inspection System for Distinguishing Pits and Particles." On November 22, 2000, KLA filed a counterclaim in the United States District Court in Delaware that ADE has infringed upon three patents owned by KLA. KLA is seeking damages for patent infringement and a permanent injunction against any future infringement activity. In addition, KLA has asked the District Court for a declaration that United States Patent Number 6,118,525, owned by ADE, is invalid and not infringed upon by KLA. Since these matters are at a preliminary stage, the Company cannot predict the outcome or the amount of gain or loss, if any.

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

ADE CORPORATION



Date: March 14, 2001                 /s/ Brian C. James
                                     ------------------------------
                                     Brian C. James
                                     Vice President and Chief Financial Officer

Date: March 14, 2001

                                     /s/ Robert C. Abbe
                                     ------------------------------
                                     Robert C. Abbe
                                     President and Chief Executive Officer

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

10.2 2000 Stock Option Plan (filed as Exhibit A to the Company's Proxy Statement with respect to its Annual Meeting of Shareholders for the fiscal year ended April 30, 2000 and incorporated herein by reference).*

10.3 1997 Stock Option Plan (filed as Exhibit 4.3 to the Company's Registration Statement on Form S-8(333-46505) or amendments thereto and incorporated herein by reference).*

10.4 Amendment to 1997 Stock Option Plan dated April 7, 1999 (filed as Exhibit 10.3 to the Company's Form 10-K for the fiscal year ended April 30, 1999 and incorporated herein by reference).*

10.5 1995 Stock Option Plan (filed as Exhibit 10.4 to the Company's Registration Statement on Form S-1 (33-96408) or amendments thereto and incorporated herein by reference).*

10.6 1992 Stock Option Plan (filed as Exhibit 10.5 to the Company's Registration Statement on Form S-1 (33-96408) or amendments thereto and incorporated herein by reference).*

10.7 Amendment to 1992 Stock Option Plan dated April 7, 1999 (filed as Exhibit 10.6 to the Company's Form 10-K for the fiscal year ended April 30, 1999 and incorporated herein by reference).*

10.8 1982 Stock Option Plan (filed as Exhibit 4.5 to the Company's Registration Statement on Form S-8 (333-2280) and incorporated herein by reference).*

10.9 Employee Stock Purchase Plan (as amended) (filed as Exhibit 10.6 to the Company's Form 10-K for the fiscal year ended April 30, 1996 and incorporated herein by reference).*

10.11 Purchase and Sale Agreement for 80 Wilson Way, Westwood, Massachusetts, dated January 11, 1996, between Met Path New England, Inc., and the Company, with Schedules (filed as Exhibit
                10.12 to the Company's Form 10-K for the fiscal year ended April 30, 1996 and incorporated herein by reference).

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

21.1 Subsidiaries of the Company (filed as Exhibit 21.1 to the Company's Form 10-Q for the quarter ended October 31, 2000 and incorporated herein by reference).

23.1 Consent of PricewaterhouseCoopers LLP (filed as Exhibit 23.1 to the Company's Form 10-K for the fiscal year ended April 30, 1999 and incorporated herein by reference).

--------------------------

*      Compensatory plan or agreement applicable to management and employees.