Form 10-Q
period 2001-07-31
ADE CORP
filed 2001-09-14
CIK 884498

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            -------------------------

                                    FORM 10-Q

             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended: JULY 31, 2001                  Commission File Number 0-26714

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

                                        YES  X     NO
                                           -----      -----


       Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock, par value $.01 per share                13,569,871 shares
--------------------------------------        ---------------------------------
               Class                          Outstanding at September 13, 2001


================================================================================

                                 ADE CORPORATION
                                      INDEX

                                                                                                               PAGE
PART I.  -  FINANCIAL INFORMATION

     Item 1.    Condensed Consolidated Financial Statements (unaudited)

                  Condensed Consolidated Balance Sheet-
                      July 31, 2001 and April 30, 2001                                                              3

                  Condensed Consolidated Statement of Operations-
                      Three Months Ended July 31, 2001 and 2000                                                     4

                  Condensed Consolidated Statement of Cash Flows -
                      Three Months Ended July 31, 2001 and 2000                                                     5

                  Notes to Unaudited Condensed Consolidated Financial Statements                                    6

     Item 2.    Management's Discussion and Analysis of Financial Condition
                 and Results of Operations                                                                         10

     Item 3.    Quantitative and Qualitative Disclosures About Market Risk                                         13

PART II.  -  OTHER INFORMATION                                                                                     14

SIGNATURES                                                                                                         15

EXHIBIT INDEX                                                                                                      16

                                 ADE CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEET
                                 (in thousands)


                                                           JULY 31,     APRIL 30,
                                                            2001          2001
                                                         -----------   ----------
                                                         (Unaudited)
ASSETS
Current assets:
    Cash and cash equivalents                             $  30,936    $  29,220
    Marketable securities                                     1,941        1,913
    Accounts receivable, net                                 17,198       24,424
    Inventories                                              37,806       39,025
    Prepaid expenses and other current assets                 1,305        1,566
    Deferred income taxes                                     6,293        6,514
                                                          ---------    ---------
                    Total current assets                     95,479      102,662

Fixed assets, net                                            29,192       29,569
Deferred income taxes                                         4,297        4,076
Investments                                                   3,180        3,221
Intangible assets, net                                        3,115        3,286
Restricted cash                                               3,475        3,525
Other assets                                                    281          368
                                                          ---------    ---------
Total assets                                              $ 139,019    $ 146,707
                                                          =========    =========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
    Current portion of long-term debt                     $     627    $     621
    Accounts payable                                          4,644        6,833
    Accrued expenses and other current liabilities           16,545       21,134
    Deferred income on sales to affiliates                    2,045        2,116
                                                          ---------    ---------
                    Total current liabilities                23,861       30,704
                                                          ---------    ---------
Long-term debt                                               11,184       11,339
                                                          ---------    ---------
STOCKHOLDERS' EQUITY:
    Common stock                                                136          136
    Capital in excess of par value                          102,901      102,429
    Retained earnings (Accumulated deficit)                    (505)         686
    Accumulated other comprehensive income                    1,442        1,413
                                                          ---------    ---------
                    Total stockholders' equity              103,974      104,664
                                                          ---------    ---------
Total liabilities and stockholders' equity                $ 139,019    $ 146,707
                                                          =========    =========

       The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

                                 ADE CORPORATION
                 CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                (in thousands, except per share data, unaudited)


                                                               THREE MONTHS
                                                               ENDED JULY 31,
                                                              ----------------
                                                              2001        2000
                                                              ----        ----
Revenue                                                    $ 25,371    $ 21,387
Cost of revenue                                              14,919      11,111
                                                           --------    --------
          Gross profit                                       10,452      10,276
                                                           --------    --------
Operating expenses:
    Research and development                                  6,115       5,154
    Marketing and sales                                       3,588       4,262
    General and administrative                                2,312       2,228
                                                           --------    --------
          Total operating expenses                           12,015      11,644
                                                           --------    --------
Loss from operations                                         (1,563)     (1,368)

Interest and other income, net                                  311         340
                                                           --------    --------
Loss before provision for income taxes, equity in net
   earnings (loss) of affiliated companies and
   cumulative effect of change in accounting principle       (1,252)     (1,028)
Provision for income taxes                                        7        --
                                                           --------    --------
Loss before equity in net earnings (loss) of
   affiliated companies and cumulative effect of change
   in accounting principle                                   (1,259)     (1,028)
Equity in net earnings (loss) of affiliated companies            68        (722)
                                                           --------    --------
Loss before cumulative effect of change in
   accounting principle                                      (1,191)     (1,750)
Cumulative effect of change in accounting
   principle, net of tax                                       --        (1,785)
                                                           --------    --------
Net loss                                                   $ (1,191)   $ (3,535)
                                                           ========    ========

Net loss per share:
  Basic and diluted
    Loss before cumulative effect of change
    in accounting principle                                $  (0.09)   $  (0.13)
    Cumulative effect of change in accounting principle    $    --     $  (0.13)
                                                           --------    --------
    Basic and diluted loss per share                       $  (0.09)   $  (0.26)
                                                           ========    ========

Weighted average shares outstanding
    Basic                                                    13,567      13,483
    Diluted                                                  13,567      13,483

       The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

                                 ADE CORPORATION
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                            (in thousands, unaudited)

                                                                           THREE MONTHS ENDED
                                                                                JULY 31,
                                                                           ------------------
                                                                            2001        2000
                                                                           ------      ------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net loss                                                              $ (1,191)   $ (3,535)
    Adjustments to reconcile net loss to
        net cash provided by (used in) operating activities:
            Depreciation and amortization                                    1,489       1,821
            Equity in net earnings (loss) of affiliated companies,
              net of dividends received                                         41         786
            Cumulative effect of change in accounting principle               --         1,785
            Changes in assets and liabilities:
                Accounts receivable, net                                     7,226      (1,073)
                Inventories                                                  1,219      (1,561)
                Prepaid expenses and other current assets                      261        (481)
                Accounts payable                                            (2,189)       (169)
                Accrued expenses and other current liabilities              (4,588)        358
                Deferred income on sales to affiliate                          (72)      1,035
                                                                          --------    --------
                    Net cash provided by (used in) operating activities      2,196      (1,034)
                                                                          --------    --------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchases of fixed assets                                                 (941)       (513)
    Change in restricted cash                                                   50          30
    Advances to affiliated company                                            --          (449)
    (Increase) decrease in other assets                                         88          (6)
                                                                          --------    --------
                    Net cash used in investing activities                     (803)       (938)
                                                                          --------    --------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Repayment of long-term debt                                               (149)       (144)
    Proceeds from issuance of common stock                                     472         195
                                                                          --------    --------
                    Net cash provided by financing activities                  323          51
                                                                          --------    --------

Net increase (decrease) in cash and cash equivalents                         1,716      (1,921)
Cash and cash equivalents, beginning of period                              29,220      35,001
                                                                          --------    --------
Cash and cash equivalents, end of period                                  $ 30,936    $ 33,080
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

       Pursuant to accounting requirements of the Securities and Exchange Commission applicable to quarterly reports on Form 10-Q, the accompanying unaudited condensed consolidated financial statements and these notes do not include all disclosures required by generally accepted accounting principles for complete financial statements. Accordingly, these statements should be read in conjunction with the financial statements included in the Company's Annual Report on Form 10-K for the fiscal year ended April 30, 2001.

2. CHANGE IN ACCOUNTING POLICIES

       In December 1999, the SEC issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" ("SAB 101"). SAB 101 summarizes certain areas of the Staff's views in applying generally accepted accounting principles to revenue recognition in financial statements. Historically, for some of the Company's sales transactions, a portion of the sales price, usually 10%, was not due until installation occurs and the customer accepts the product. Under SAB 101 the Company now defers the portion of the sales price not due until the customer has accepted the product. Effective during the first quarter of the year ended April 30, 2001, the Company implemented the SEC's SAB 101 guidelines, which was reported as a cumulative effect of a change in accounting principle as of May 1, 2000. The cumulative effect of the change in accounting principle resulted in a charge to income of $1.8 million (net of income taxes of $0), or $0.13 per share, in the first quarter of fiscal 2001. For the first quarter of fiscal 2002, the Company recognized approximately $0.1 million in revenue that was included in the cumulative effect adjustment as of May 1, 2000. The effect of that revenue was to increase income for the first quarter of fiscal 2002 by $0.1 million (net of income taxes of $0). The results for the three months ended July 31, 2000 have been adjusted to reflect the adoption of SAB 101.

3. COMPREHENSIVE INCOME (LOSS)

       Comprehensive income (loss) was as follows:


                                                  (in thousands)
                                                Three months ended
                                              July 31,       July 31,
                                                2001           2000
                                             ---------      ---------
Net loss                                      $(1,191)       $(3,535)
Other comprehensive income:
  Unrealized gain on marketable securities,
  net of $0 tax                                    28             --
                                             ---------      ---------
Other comprehensive income                         28             --
                                             ---------      ---------
Comprehensive loss                            $(1,163)       $(3,535)
                                             =========      =========


4. INVENTORIES

       Inventories consist of the following:

                                           (in thousands)
                                       JULY 31,       APRIL 30,
                                        2001            2001
                                     -----------      ---------
                                     (unaudited)
Raw materials and purchased parts       $16,666       $16,910
Work-in-process                          18,655        18,749
Finished goods                            2,485         3,366
                                        -------       -------
                                        $37,806       $39,025
                                        =======       =======

5. ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

       Accrued expenses and other current liabilities consist of the following:

                                                            (in thousands)
                                                        JULY 31,     APRIL 30,
                                                         2001          2001
                                                      -----------    ---------
                                                      (unaudited)
Accrued salaries, wages, vacation pay and bonuses       $ 2,324       $ 2,342
Accrued commissions                                         982         1,341
Accrued warranty costs                                    1,867         1,899
Deferred revenue                                          8,616        11,655
Other                                                     2,756         3,897
                                                        -------       -------
                                                        $16,545       $21,134
                                                        =======       =======

                                 ADE CORPORATION
                    NOTES TO UNAUDITED CONDENSED CONSOLIDATED
                              FINANCIAL STATEMENTS

6. LOSS PER SHARE

       Basic and diluted loss per share is computed by dividing income (loss) available to common stockholders by the weighted average number of common shares outstanding for the period. For the three months ended July 31, 2001 and 2000, respectively, 241,695 and 286,608 common shares issuable upon the exercise of stock options have been excluded from the computation of diluted earnings per share, as their effect would have been antidilutive. For the three months ended July 31, 2001 and 2000, respectively, basic and diluted loss per share is the same due to the antidilutive effect of potential common shares outstanding.

7. SEGMENT REPORTING

       The Company has three reportable segments: ADE Semiconductor Systems Group ("SSG"), ADE Phase Shift ("PST") and ADE Technologies ("ATI"). SSG manufactures and markets metrology and inspection systems to the semiconductor wafer and device manufacturing industries that are used to improve yield and capital productivity. Sales of the Company's stand-alone software products and software consulting services are also included in the SSG segment. PST manufactures and markets high performance, non-contact surface metrology equipment using advanced interferometric technology that provides enhanced yield management to the data storage, semiconductor and optics industries. ATI manufactures and markets high precision magnetic characterization and non-contact dimensional metrology gaging systems primarily to the data storage industry.

       The Company's reportable segments are determined based upon the nature of the products, the external customers and customer industries and the sales and distribution methods used to market the products. The Company evaluates performance based upon profit or loss from operations. The Company does not measure the assets allocated to the segments. Management fees representing certain services provided by corporate offices have been allocated to each of the reportable segments based upon the usage of those services by each segment. Additionally, other income (loss), the provision for (benefit from) income taxes and the equity in net earnings (loss) of affiliated companies are not included in segment profitability.

                                                                         (in thousands)
                                                       SSG             PST             ATI             TOTAL
                                                   ---------        ---------       ---------       ---------
FOR THE QUARTER ENDED JULY 31, 2001
        Revenue from external customers             $ 19,557        $  1,154        $  1,735        $ 22,446
        Intersegment revenue                             198            --               303             501
        Loss from operations                          (1,536)         (1,282)           (316)         (3,134)
        Depreciation and amortization expense          1,337              96              56           1,489
        Capital expenditures                             821              50              70             941

FOR THE QUARTER ENDED JULY 31, 2000
        Revenue from external customers             $ 18,774        $  1,241        $  3,054        $ 23,069
        Intersegment revenue                             278            --               131             409
        Income (loss) from operations                   (235)           (387)             19            (603)
        Depreciation and amortization expense          1,647              63             111           1,821
        Capital expenditures                             472              28              13             513

                                 ADE CORPORATION
                    NOTES TO UNAUDITED CONDENSED CONSOLIDATED
                              FINANCIAL STATEMENTS

7. SEGMENT REPORTING (CONTINUED)

The following is a reconciliation for the above items where aggregate reportable segment amounts differ from amounts contained in the Company's consolidated financial statements.

                                                                       THREE MONTHS
                                                                      ENDED JULY 31,
                                                                  2001            2000
                                                                  ----            ----
Total external revenue for reportable segments                 $ 22,446        $ 23,069
Net impact of revenue recognition on sales to affiliate           2,924          (1,682)
                                                               --------        --------
Total consolidated revenue                                     $ 25,370        $ 21,387
                                                               ========        ========

Total operating loss for reportable segments                   $ (3,134)       $   (603)
Net impact of intercompany gross profit eliminations and
   deferred profit on sales to affiliate                          1,571            (765)
                                                               --------        --------
Total consolidated operating loss                              $ (1,563)       $ (1,368)
                                                               ========        ========

8. NEW ACCOUNTING PRONOUNCEMENTS

       In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities", as amended by SFAS No. 137, "Accounting for Derivative Instrument and Hedging Activities - Deferral of Effective Date of FASB Statement No. 133," and SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities-an amendment of FASB Statement No. 133," which establishes accounting and reporting standards for derivative instruments and hedging activities. The Company has adopted SFAS No. 133, as amended, in the first quarter of fiscal year 2002. To date the Company has not utilized derivative instruments or hedging activities and, therefore, the adoption of SFAS 133 did not have a significant impact on our financial position or results of operations.

       In July 2001, the FASB issued SFAS No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 requires that all business combinations be accounted for under the purchase method only and that certain acquired intangible assets in a business combination be recognized as assets apart from goodwill. SFAS No. 142 requires that ratable amortization of goodwill be replaced with periodic tests of

                                 ADE CORPORATION
                    NOTES TO UNAUDITED CONDENSED CONSOLIDATED
                              FINANCIAL STATEMENTS

8. NEW ACCOUNTING PRONOUNCEMENTS (CONTINUED)

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

9. PENDING LITIGATION

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

       The following information should be read in conjunction with the unaudited condensed consolidated financial statements and notes thereto included in this Quarterly Report and the audited consolidated financial statements and Management's Discussion and Analysis of Financial Condition and Results of Operations contained in the Company's Annual Report on Form 10-K for the fiscal year ended April 30, 2001.

FORWARD-LOOKING STATEMENTS

This quarterly report on Form 10-Q contains certain forward-looking statements that are subject to known and unknown risks and uncertainties that could cause actual results to differ materially from those expressed by such statements. Those statements that make reference to the Company's expectations, predictions and anticipations should be considered forward-looking statements. These statements include, but are not limited to, risks and uncertainties associated with the strength of the semiconductor and hard disk markets, wafer pricing and wafer demand, the results of its product development efforts, the success of ADE's product offerings to meet customer needs within the timeframes required by customers in these markets, further increases in backlog, our visibility and the Company's predictions of future financial outcomes. Further information on potential factors that could affect ADE Corporation's business is described in "Other Risks" appearing at the end of this Management's Discussion and Analysis of Financial Condition and Results of Operations and in the Company's reports on file with the Securities and Exchange Commission, including its Form 10-K for the fiscal year ended April 30, 2001.

RESULTS OF OPERATIONS

THREE MONTHS ENDED JULY 31, 2001 COMPARED TO THREE MONTHS ENDED JULY 31, 2000

       REVENUE. Revenue increased 19% to $25.4 million in the first quarter of fiscal 2002 from $21.4 million in the first quarter of fiscal 2001. Increased sales of the Company's products in the Semiconductor Systems Group ("SSG") and ADE Phase Shift ("PST") segments reflected an increase in demand for capital equipment in the semiconductor wafer industry, which was somewhat offset by a decline in demand in the semiconductor device industry. Wafer manufacturer's capital equipment purchases have focused on advanced industry requirements, which resulted in technology purchases of the Company's next generation of products. For the three months ended July 31, 2001, 89% of the Company's revenue was derived from the semiconductor industry compared to 83% for the year earlier period. The Company sells its semiconductor products to both wafer and device manufacturers. Historically, the Company's semiconductor revenue has been derived to a greater extent from wafer manufacturers compared to device manufacturers. For the three months ended July 31, 2001, 91% of semiconductor revenue was derived from wafer manufacturers while 9% was derived from device manufacturers compared to 87% and 13%, respectively, for the year earlier period. Any increase in short-term chip demand or increases in semiconductor market capital expenditures is expected to impact device manufacturers prior to wafer manufacturers as wafer manufacturers are further down on the overall semiconductor industry supply chain.

       The data storage industry has been experiencing pricing pressure, consolidation and excess supply in many data storage market segments, which has resulted in reduced production and capital equipment purchases. Consequently, revenues in each of the metrology product lines that are marketed to the data storage industry by the Company's ADE Technologies ("ATI") segment have decreased in the first quarter of fiscal 2002 compared with the year earlier period. Data storage industry revenue comprised 11% of total revenue for the three months ended July 31, 2001, compared to 17% for the year earlier period.

       GROSS MARGIN. Gross margin decreased to 41% in the first quarter of fiscal 2002 from 48% in the first quarter of fiscal 2001. The decrease in gross margin was primarily due to the higher volume of shipments of new products in the SSG segment, which carry lower margins in their initial stages than the Company's legacy products. The Company expects these lower margins to continue in the short term due to expected shipments of newer technologies. Also contributing to the decrease in gross margins was the delay of orders for ATI's data storage products. Gross margins for the Company's PST segment declined slightly due to an increase in manufacturing overhead expenses.

       RESEARCH AND DEVELOPMENT. Research and development expense increased $961,000 or 19% to $6.1 million in the first quarter of fiscal 2002 from $5.2 million in the first quarter of 2001 and remained consistent as a percentage of revenue at 24% compared to the first quarter of fiscal 2001. The increase in expense resulted primarily from continued investment by the SSG segment to develop its AFS and AWIS advanced wafer inspection systems to capitalize on the next wave of worldwide capital spending, which is expected to be focused on 300mm wafer production. The Company also continues to develop new products for the data storage industry, including those that measure the magnetic properties of materials used in manufacturing disk drives. The Company is committed to continuing its investment in research and development to maintain its position as a technological leader, which may necessitate continued research and development spending at or above current levels.

       MARKETING AND SALES. Marketing and sales expense decreased $674,000 or 16% to $3.6 million in the first quarter of fiscal 2002 from $4.3 million in the first quarter of 2001 and decreased as a percentage of revenue to 14% from 20% in the first quarter of fiscal 2001. The decreased expense resulted primarily from decreased commissions expense on sales made through external sales representatives. The mix of sales channels through which the Company's products are sold may have a significant impact on the Company's marketing and sales expense and the results in any period may not be indicative of marketing and sales expense for future periods. The decrease in marketing and sales expense as a percentage of revenue resulted both from the increase in revenue and the decrease in expense during the first quarter of fiscal 2002 as discussed above.

       GENERAL AND ADMINISTRATIVE. General and administrative expenses increased $84,000 or 4% to $2.3 million in the first quarter of fiscal 2002 from $2.2 million in the first quarter of fiscal 2001 and decreased as a percentage of revenue to 9% from 10% in the first quarter of 2001. Expenses increased primarily due to an increase in payroll and patent expenses offset by decreases in recruiting costs.

       INTEREST AND OTHER INCOME, NET. Net interest and other income was $311,000 in the first quarter of fiscal 2002 compared to net interest and other income of $340,000 in the first quarter of fiscal 2001. The decrease in interest and other income resulted primarily from lower interest returns due to reduced principal balances during the first quarter of fiscal 2002 compared to the year earlier period.

       INCOME TAXES. There was a provision for income taxes of $7,000 in the first quarter of fiscal 2002 compared to no provision or benefit from income taxes in the first quarter of fiscal 2001. The provision for income taxes in the first quarter of fiscal 2002 consists primarily of foreign income taxes. The Company continues to monitor the realizability of its current and long term deferred tax assets and provides for valuation allowances against these assets as appropriate. The amount of the valuation allowance considered realizable could materially change in the near term if industry conditions continue to decline and estimates of future taxable income change or do not materialize.

       EQUITY IN NET EARNINGS (LOSS) OF AFFILIATED COMPANIES. Equity in net earnings of affiliated companies was $68,000 in the first quarter of fiscal 2002 compared to equity in net loss of affiliated companies of $722,000 in the first quarter of fiscal 2001. The net earnings from affiliated companies in the first quarter of fiscal 2002 compared to the loss in the year earlier period was due primarily to the absence of the losses incurred by the Company's former affiliate, Microspec, which was sold during the first quarter of fiscal 2001. The Company's Japanese affiliate sells primarily to the semiconductor industry and the current period earnings reflect the timing of shipments and the recognition of revenue by the affiliate.

LIQUIDITY AND CAPITAL RESOURCES

       At July 31, 2001, the Company had $30.9 million in cash and cash equivalents and $71.6 million in working capital. In addition, the Company had $3.5 million in restricted cash used as security for a tax-exempt Industrial Development Bond issued through the Massachusetts Industrial Finance Agency in December 1997. Under the terms of the bond agreement, the Company may substitute a letter of credit in an amount equal to approximately 105% of the outstanding principal balance as collateral for the Company's obligations under the IDB, assuming the Company has the ability to borrow under a credit facility. Such actions would allow the restricted cash balance to be used for general corporate purposes.

       Cash provided by operating activities for the three months ended July 31, 2001 was $2.2 million. This amount resulted from net loss of $1.2 million adjusted for non-cash charges of $1.5 million and a $1.9 million net decrease in working capital accounts. Non-cash items consisted primarily of $1.5 million of depreciation and amortization and $41,000 of the Company's share of the net earnings of affiliated companies. Working capital items consisted primarily of decreases in accounts receivable of $7.2 million, inventories of $1.2 million, accounts payable of $2.2 million and accrued expenses and other current liabilities of $4.6 million. The decrease in accounts receivable was due to strong collections in the first quarter of fiscal 2002. The decrease in inventory was due to the high volume of shipments during the first quarter of fiscal 2002 as well as a decrease in purchases of raw materials. The decrease in accounts payable was due to the timing of payments. The decrease in accrued expenses and other current liabilities was primarily due to the decrease in deferred revenue.

       Cash used in investing activities was $803,000, and consisted of primarily of $941,000 for purchases of fixed assets and a combined decrease in other assets and restricted cash of $138,000.

       Cash provided by financing activities was $323,000, which consisted of $472,000 of aggregate proceeds from the issuance of common stock from the exercise of stock options and stock purchased through the employee stock purchase plan, partially offset by $149,000 in repayments of long-term debt.

       The Company expects to meet its near-term working capital needs and capital expenditures primarily through cash generated from operations and its available cash and cash equivalents.

OTHER RISK FACTORS

       Capital expenditures by semiconductor wafer and device manufacturers historically have been cyclical as they in turn depend upon the current and anticipated demand for integrated circuits. While the semiconductor industry is in the midst of a severe down cycle, it is not clear when semiconductor wafer manufacturers, who account for approximately 81% of the Company's revenue, will be in a position to increase their purchases of capital equipment. The data storage industry has been in a period of oversupply and excess manufacturing capacity for quite some time and this has also had an adverse impact on the Company. At July 31, 2001, the Company's backlog was $40.5 million. The Company remains uncertain about when sustained growth in revenue will return. The Company continues to evaluate its cost structure relative to expected revenue and will continue to implement aggressive cost containment measures where necessary.

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

CHANGE IN ACCOUNTING POLICIES

       In December 1999, the SEC issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" ("SAB 101"). SAB 101 summarizes certain areas of the Staff's views in applying generally accepted accounting principles to revenue recognition in financial statements. Historically, for some of the Company's sales transactions, a portion of the sales price, usually 10%, was not due until installation occurs and the customer accepts the product. Under SAB 101 the Company now defers the portion of the sales price not due until the customer has accepted the product. During the first quarter of the year ended April 30, 2001, the Company implemented the

SEC's SAB 101 guidelines, which was reported as a cumulative effect of a change in accounting principle as of May 1, 2000. The cumulative effect of the change in accounting principle resulted in a charge to income of $1.8 million (net of income taxes of $0), or $0.13 per share, in the first quarter of fiscal 2001. For the first quarter of fiscal 2002, the Company recognized approximately $0.1 million in revenue that was included in the cumulative effect adjustment as of May 1, 2000. The effect of that revenue was to increase income for the first quarter of fiscal 2002 by $0.1 million (net of income taxes of $0). The results for the three months ended July 31, 2000 have been adjusted to reflect the adoption of SAB 101.

NEW ACCOUNTING PRONOUNCEMENTS

       In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities", as amended by SFAS No. 137, "Accounting for Derivative Instrument and Hedging Activities - Deferral of Effective Date of FASB Statement No. 133," and SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities-an amendment of FASB Statement No. 133," which establishes accounting and reporting standards for derivative instruments and hedging activities. The Company has adopted SFAS No. 133, as amended, in the first quarter of fiscal year 2002. To date the Company has not utilized derivative instruments or hedging activities and, therefore, the adoption of SFAS 133 did not have a significant impact on our financial position or results of operations.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

       There were no material changes in the Company's exposure to market risk from April 30, 2001.

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

         a. See Exhibit Index, Page 16

         b. Reports on Form 8-K

            None

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ADE CORPORATION


Date: September 14, 2001                  /s/ BRIAN C. JAMES
                                          --------------------------------------
                                          Brian C. James
                                          Vice President, Treasurer and
                                          Chief Financial Officer


Date: September 14, 2001                  /s/ ROBERT C. ABBE
                                          --------------------------------------
                                          Robert C. Abbe
                                          President and Chief Executive Officer

                                  EXHIBIT INDEX


EXHIBIT
NUMBER                                   DESCRIPTION
------      --------------------------------------------------------------------
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

10.2 2000 Stock Option Plan (filed as Exhibit A to the Company's Proxy Statement with respect to its Annual Meeting of Shareholders for the fiscal year ended April 30, 2000 and incorporated herein by reference).*

10.3 1997 Stock Option Plan (filed as Exhibit 4.3 to the Company's Registration Statement on Form S-8(333-46505) or amendments thereto and incorporated herein by reference). *

10.4        Amendment to 1997 Stock Option Plan dated April 7, 1999 (filed as
            Exhibit 10.3 to the Company's Form 10-K for the fiscal year ended April 30, 1999 and incorporated herein by reference). *

10.5 1995 Stock Option Plan (filed as Exhibit 10.4 to the Company's Registration Statement on Form S-1 (33-96408) or amendments thereto and incorporated herein by reference).*

10.6 1992 Stock Option Plan (filed as Exhibit 10.5 to the Company's Registration Statement on Form S-1 (33-96408) or amendments thereto and incorporated herein by reference).*

10.7        Amendment to 1992 Stock Option Plan dated April 7, 1999 (filed as
            Exhibit 10.6 to the Company's Form 10-K for the fiscal year ended April 30, 1999 and incorporated herein by reference). *

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

23.1 Consent of PricewaterhouseCoopers LLP (filed as exhibit 23.1 to the Company's Form 10-K for the fiscal year ended April 30, 2001 and incorporated herein by reference).

---------

*      Compensatory plan or agreement applicable to management and employees.