Form 10-Q
period 2002-01-31
ADE CORP
filed 2002-03-14
CIK 884498

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For Quarter Ended: January 31, 2002	Commission File Number 0-26714

ADE CORPORATION
(Exact name of registrant as specified in its charter)

Massachusetts (State or other jurisdiction of incorporation or organization)	04-2441829 (I.R.S. Employer Identification Number)

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

YES ☒    NO ☐

        Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock, par value $.01 per share	13,652,195 shares
Class	Outstanding at March 14, 2002

ADE CORPORATION

ADE CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEET

(in thousands)

	January 31, 2002	April 30, 2001
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$31,890	$29,220
Marketable securities	1,823	1,913
Accounts receivable, net	12,449	24,424
Inventories	33,865	39,025
Prepaid expenses and other current assets	1,417	1,566
Deferred income taxes	—	6,514

Total current assets	81,444	102,662
Fixed assets, net	29,707	29,569
Deferred income taxes	—	4,076
Investments	3,672	3,221
Intangible assets, net	2,772	3,286
Restricted cash	3,396	3,525
Other assets	180	368

Total assets	$121,171	$146,707

Liabilities and stockholders' equity
Current liabilities:
Current portion of long-term debt	$640	$621
Accounts payable	4,415	6,833
Accrued expenses and other current liabilities	17,141	21,134
Deferred income on sales to affiliates	1,699	2,116

Total current liabilities	23,895	30,704

Long-term debt	10,872	11,339

Stockholders' equity:
Common stock	136	136
Capital in excess of par value	103,263	102,429
Retained earnings (Accumulated deficit)	(18,318)	686
Accumulated other comprehensive income	1,323	1,413

Total stockholders' equity	86,404	104,664

Total liabilities and stockholders' equity	$121,171	$146,707

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ADE CORPORATION

CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS

(in thousands, except per share data, unaudited)

	Three months ended January 31,		Nine months ended January 31,
	2002	2001	2002	2001
Net Revenue:
Systems and parts	$16,001	$25,526	$58,620	$65,685
Service	1,944	2,697	6,607	7,596

Total revenue	17,945	28,223	65,227	73,281

Cost of revenue:
Systems and parts	8,345	11,695	31,730	28,150
Service	2,062	2,548	7,326	9,169

Total cost of revenue	10,407	14,243	39,056	37,319

Gross profit	7,538	13,980	26,171	35,962

Operating expenses:
Research and development	5,190	5,731	17,266	16,062
Marketing and sales	2,973	3,508	10,112	12,054
General and administrative	2,995	3,203	8,103	8,054

Total operating expenses	11,158	12,442	35,481	36,170

Income (loss) from operations	(3,620)	1,538	(9,310)	(208)
Interest and other income, net	—	281	361	947

Income (loss) before provision for income taxes, equity in net earnings (loss) of affiliated companies and cumulative effect of change in accounting principle	(3,620)	1,819	(8,949)	739
Provision for income taxes	9	47	10,615	111

Income (loss) before equity in net earnings (loss) of affiliated companies and cumulative effect of change in accounting principle	(3,629)	1,772	(19,564)	628
Equity in net earnings (loss) of affiliated companies	384	(61)	560	(479)

Income (loss) before cumulative effect of change in accounting principle	(3,245)	1,711	(19,004)	149
Cumulative effect of change in accounting principle, net of tax	—	—	—	(1,785)

Net income (loss)	$(3,245)	$1,711	$(19,004)	$(1,636)

Net earnings (loss) per share:
Basic
Earnings (loss) before cumulative effect of change in accounting principle	$(0.24)	$0.13	$(1.40)	$0.01
Cumulative effect of change in accounting principle	$—	$—	$—	$(0.13)

Basic earnings (loss) per share	$(0.24)	$0.13	$(1.40)	$(0.12)

Diluted
Earnings (loss) before cumulative effect of change in accounting principle	$(0.24)	$0.12	$(1.40)	$0.01
Cumulative effect of change in accounting principle	$—	$—	$—	$(0.13)

Diluted earnings (loss) per share	$(0.24)	$0.12	$(1.40)	$(0.12)

Weighted average shares outstanding
Basic	13,627	13,511	13,601	13,498
Diluted	13,627	13,748	13,601	13,498

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

ADE CORPORATION

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

(in thousands, unaudited)

	Nine months ended January 31,
	2002	2001
Cash flows from operating activities:
Net loss	$(19,004)	$(1,636)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	4,084	4,465
Deferred income taxes	10,590	—
Equity in net earnings (loss) of affiliated companies, net of dividends received	(451)	543
Cumulative effect of change in accounting principle	—	1,785
Changes in assets and liabilities:
Accounts receivable, net	11,975	(8,480)
Inventories	5,160	(7,368)
Prepaid expenses and other current assets	149	(1,061)
Accounts payable	(2,418)	3,237
Accrued expenses and other current liabilities	(3,993)	3,379
Deferred income on sales to affiliate	(417)	2,464

Net cash provided by (used in) operating activities	5,675	(2,672)

Cash flows from investing activities:
Purchases of fixed assets	(3,708)	(2,100)
Change in restricted cash	129	30
Advances to affiliated company	—	(449)
(Increase) decrease in other assets	188	(12)

Net cash used in investing activities	(3,391)	(2,531)

Cash flows from financing activities:
Repayment of long-term debt	(448)	(440)
Proceeds from issuance of common stock	834	602

Net cash provided by financing activities	386	162

Net increase (decrease) in cash and cash equivalents	2,670	(5,041)
Cash and cash equivalents, beginning of period	29,220	35,001

Cash and cash equivalents, end of period	$31,890	$29,960

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

2.    Change in Accounting Principle

        In December 1999, the SEC issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" ("SAB 101"). SAB 101 summarizes certain areas of the Staff's views in applying generally accepted accounting principles to revenue recognition in financial statements. Historically, for some of the Company's sales transactions, a portion of the sales price, usually 10%, was not due until installation occurs and the customer accepts the product. Under SAB 101 and the new accounting method adopted retroactive to May 1, 2000, the Company now defers recognition of the portion of the sales price not due until the customer has accepted the product. Effective during the first quarter of the year ended April 30, 2001, the Company implemented the SEC's SAB 101 guidelines, which was reported as a cumulative effect of a change in accounting principle as of May 1, 2000. The cumulative effect of the change in accounting principle resulted in a charge to income of $1.8 million (net of income taxes of $0), or $0.13 per share, in the first quarter of fiscal 2001. The results for the three and nine months ended January 31, 2001 have been adjusted to reflect the adoption of SAB 101.

3.    Comprehensive Income (Loss)

        Comprehensive income (loss) was as follows:

	Three months ended		Nine months ended
	January 31, 2002	January 31, 2001	January 31, 2002	January 31, 2001
	(in thousands)		(in thousands)
Net income (loss)	$(3,245)	$1,711	$(19,004)	$(1,636)
Other comprehensive income (loss):
Unrealized gain (loss) on marketable securities, net of $0 tax	185	—	(90)	—

Other comprehensive income (loss)	185	—	(90)	—

Comprehensive income (loss)	$(3,060)	$1,711	$(19,094)	$(1,636)

4.    Inventories

        Inventories consist of the following:

	January 31, 2002	April 30, 2001
	(unaudited)
	(in thousands)
Raw materials and purchased parts	$16,296	$16,910
Work-in-process	14,771	18,749
Finished goods	2,798	3,366

	$33,865	$39,025

5.    Accrued Expenses and Other Current Liabilities

        Accrued expenses and other current liabilities consist of the following:

	January 31, 2002	April 30, 2001
	(unaudited)
	(in thousands)
Accrued salaries, wages and vacation pay	$2,065	$2,342
Accrued commissions	1,592	1,341
Accrued warranty costs	1,537	1,899
Deferred revenue	9,223	11,655
Other	2,724	3,897

	$17,141	$21,134

6.    Earnings (Loss) Per Share

        Basic earnings (loss) per share is computed by dividing income (loss) available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share is computed using the weighted average number of common shares outstanding and gives effect to all dilutive potential common shares outstanding during the period. For the three months ended January 31, 2002 and 2001, respectively, 725,230 and 385,525 common shares issuable upon the exercise of stock options have been excluded from the computation of diluted earnings per share, as their effect would have been antidilutive. For the nine months ended January 31, 2002 and 2001, respectively, 569,530 and 369,325 common shares issuable upon the exercise of stock options have been excluded from the computation of diluted earnings per share, as their effect would have been antidilutive. For the three months ended January 31, 2002 and the nine months ended January 31, 2002 and 2001, respectively, basic and diluted loss per share is the same due to the antidilutive effect of potential common shares outstanding.

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

	SSG	PST	ATI	Total
	(in thousands)
For the quarter ended January 31, 2002
Revenue from external customers	$13,732	$2,073	$2,067	$17,872
Intersegment revenue	100	1,262	291	1,653
Income (loss) from operations	(3,922)	469	(263)	(3,716)
Depreciation and amortization expense	1,079	115	55	1,249
Capital expenditures	1,558	—	53	1,611
For the quarter ended January 31, 2001
Revenue from external customers	$24,167	$3,848	$2,779	$30,794
Intersegment revenue	(48)	—	129	81
Income (loss) from operations	2,166	763	(130)	2,799
Depreciation and amortization expense	1,074	64	35	1,173
Capital expenditures	1,073	20	76	1,169
	SSG	PST	ATI	Total
	(in thousands)
For the nine months ended January 31, 2002
Revenue from external customers	$50,431	$5,817	$5,750	$61,998
Intersegment revenue	497	1,262	806	2,565
Loss from operations	(8,869)	(1,157)	(1,039)	(11,065)
Depreciation and amortization expense	3,611	305	168	4,084
Capital expenditures	3,518	49	141	3,708
For the nine months ended January 31, 2001
Revenue from external customers	$62,012	$6,972	$8,159	$77,143
Intersegment revenue	241	—	471	712
Income (loss) from operations	2,370	(106)	(555)	1,709
Depreciation and amortization expense	4,027	190	248	4,465
Capital expenditures	1,846	108	146	2,100

        The following is a reconciliation for the above items where aggregate reportable segment amounts differ from amounts contained in the Company's consolidated financial statements.

	Three months ended January 31,		Nine months ended January 31,
	2002	2001	2002	2001
Total external revenue for reportable segments	$17,872	$30,794	$61,998	$77,143
Net impact of revenue recognition on sales to affiliate	73	(2,571)	3,229	(3,862)

Total consolidated revenue	$17,945	$28,223	$65,227	$73,281

Total operating income (loss) for reportable segments	$(3,716)	$2,799	$(11,065)	$1,709
Net impact of intercompany gross profit eliminations and deferred profit on sales to affiliate	96	(1,261)	1,755	(1,917)

Total consolidated operating income (loss)	$(3,620)	$1,538	$(9,310)	$(208)

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

        In October 2001, the Financial Accounting Standards Board issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," which is effective for fiscal years beginning after December 15, 2001, and will thus be adopted by the Company, as required in fiscal year 2003. SFAS No. 144 supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" and provides a single accounting model for long-lived assets to be disposed of. The Company is currently assessing the impact of this new statement and does not expect the adoption to have a material effect on its consolidated financial position and results of operations.

9.    Income Taxes

        The Company has deferred tax assets, which have arisen primarily as a result of operating losses incurred in prior years, as well as other temporary differences between book and tax accounting. Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes," requires the establishment of a valuation allowance to reflect the likelihood of the realization of deferred tax assets. During the second quarter of fiscal 2002, as a result of current year operating losses to date, anticipated additional operating losses for the third quarter of 2002, an expected operating loss for fiscal 2002, and uncertainty as to the extent and timing of profitability in future periods, the Company recorded an additional valuation allowance to reserve the remaining deferred tax assets, resulting in income tax expense of $10.6 million. The company currently has a full valuation allowance. As of January 31, 2002, the Company has available unused operating loss carryforwards, which may be applied against future taxable income.

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

Results of Operations

Three Months Ended January 31, 2002 compared to Three Months Ended January 31, 2001

        Revenue.    Revenue decreased 36% to $17.9 million in the third quarter of fiscal 2002 from $28.2 million in the third quarter of fiscal 2001. Decreased sales of the Company's products in the Semiconductor Systems Group ("SSG") segment reflected a decrease in demand for capital equipment in the semiconductor wafer and device industries as a result of the current severe down cycle. The Company also experienced a decrease in revenue in the ADE Phase Shift ("PST") segment. Wafer manufacturers' capital equipment purchases have been focused on advanced industry requirements rather than on capacity expansion, which resulted in technology purchases of the Company's next generation of products. For the three months ended January 31, 2002, 83% of the Company's revenue was derived from the semiconductor industry compared to 87% for the year earlier period. The Company sells its semiconductor products to both wafer and device manufacturers. Historically, the Company's semiconductor revenue has been derived to a greater extent from wafer manufacturers compared to device manufacturers. For the three months ended January 31, 2002, 77% of semiconductor revenue was derived from wafer manufacturers while 23% was derived from device manufacturers compared to 84% and 16%, respectively, for the year earlier period. An increase in short-term chip demand or increases in semiconductor market capital expenditures is expected to impact device manufacturers prior to wafer manufacturers as wafer manufacturers are further down on the overall semiconductor industry supply chain. The decrease in service revenue was also due to the overall slowdown in the semiconductor wafer and device industries as described above.

        The data storage industry has continued to experience extreme pricing pressure, consolidation and excess supply in many data storage market segments, which has resulted in reduced production and capital equipment purchases. Consequently, revenues from the products that are marketed to the data storage industry by the Company's ADE Technologies ("ATI") segment have decreased in the third quarter of fiscal 2002 compared with the year earlier period. Data storage industry revenue comprised 17% of total revenue for the three months ended January 31, 2002, compared to 13% for the year earlier period.

        Gross Margin.    Gross margin decreased to 42% in the third quarter of fiscal 2002 from 50% in the third quarter of fiscal 2001. The decrease in gross margin was due primarily to the higher percentage of shipments of 300mm products in the SSG segment, which carry lower margins in their initial stages than the Company's legacy products. The Company expects these lower margins to continue in the short term due to expected shipments of newer technologies. Also contributing to the decrease in gross margins was a decline in factory utilization in both the SSG and ATI segments during the third quarter of fiscal 2002 due to the decrease in demand for the Company's products. The decrease in gross margins at the SSG and ATI segments was somewhat offset by an increase in the gross margin of the PST segment, which was due to product mix.

        Research and Development.    Research and development expense decreased $541,000, or 9%, to $5.2 million in the third quarter of fiscal 2002 from $5.7 million in the third quarter of 2001 and increased as a percentage of revenue to 29% compared to 20% in the third quarter of fiscal 2001. The decrease in expense resulted primarily from a decrease in project materials in the SSG segment. Research and development expense in the ATI segment in the third quarter of fiscal 2002 were consistent with the third quarter of fiscal 2001. The overall decrease in expense was somewhat offset by an increase in expense at the PST segment. The Company continues to invest in its AFS and AWIS products as well as new products for the data storage industry, including those that measure the magnetic properties of materials used in manufacturing disk drives. The increase in expense as a percentage of revenues is the result of decreased revenues as discussed above. The Company is committed to continuing its investment in research and development to maintain its position as a technological leader, which may necessitate continued research and development spending at or above current levels.

        Marketing and Sales.    Marketing and sales expense decreased $535,000, or 15%, to $3.0 million in the third quarter of fiscal 2002 from $3.5 million in the third quarter of 2001 and increased as a percentage of revenue to 17% from 12% in the third quarter of fiscal 2001. The decreased expense resulted primarily from decreased payroll expense and discretionary spending such as travel and advertising in all segments of the Company. Also contributing to the decrease in expense was a decrease in commissions expense on sales made through internal and external sales representatives. The mix of sales channels through which the Company's products are sold may have a significant impact on the Company's marketing and sales expense and the results in any period may not be indicative of marketing and sales expense for future periods. The increase in marketing and sales expense as a percentage of revenue resulted from the decrease in revenue during the third quarter of fiscal 2002 as discussed above.

        General and Administrative.    General and administrative expense decreased $208,000, or 6%, to $3.0 million in the third quarter of fiscal 2002 from $3.2 million in the third quarter of fiscal 2001 and increased as a percentage of revenue to 17% from 11% in the third quarter of 2001. Expense decreased primarily due to a decrease in payroll related expense, which was partially offset by an increase in legal and patent expense.

        Interest and Other Income, Net.    Net interest and other income was zero in the third quarter of fiscal 2002 compared to net interest and other income of $281,000 in the third quarter of fiscal 2001. Interest income of $201,000 for the third quarter of fiscal 2002 was offset by an equal amount of interest expense. The decrease in interest and other income resulted primarily from lower interest returns due to lower interest rates during the third quarter of fiscal 2002 compared to the year earlier period.

        Income Taxes.    There was a provision for income taxes of $9,000 in the third quarter of fiscal 2002 compared to a provision for income taxes of $47,000 in the third quarter of fiscal 2001. The provision for income taxes in the third quarter of fiscal 2002 primarily consists of foreign income taxes.

        Equity in Net Earnings (Loss) of Affiliated Companies.    Equity in net earnings of affiliated companies was $384,000 in the third quarter of fiscal 2002 compared to equity in net loss of affiliated companies of $61,000 in the third quarter of fiscal 2001. The Company's Japanese affiliate sells primarily to the semiconductor industry and the current period earnings reflect the timing of shipments and the recognition of revenue by the affiliate.

Nine Months Ended January 31, 2002 compared to Nine Months Ended January 31, 2001

        Revenue.    Revenue decreased 11% to $65.2 million in the nine months ended January 31, 2002 from $73.3 million in the year earlier period. Decreased sales of the Company's products in the Semiconductor Systems Group ("SSG") segment reflected a decrease in demand for capital equipment in the semiconductor wafer and device industries as a result of the current severe down cycle. Wafer manufacturers' capital equipment purchases have been focused on advanced industry requirements rather than on capacity expansion, which resulted in technology purchases of the Company's next generation of products. Revenue at the PST segment for the nine months ended January 31, 2002 was consistent with the year earlier period. For the nine months ended January 31, 2002, 85% of the Company's revenue was derived from the semiconductor industry compared to 86% for the year earlier period. The Company sells its semiconductor products to both wafer and device manufacturers. Historically, the Company's semiconductor revenue has been derived to a greater extent from wafer manufacturers compared to device manufacturers. For the nine months ended January 31, 2002, 84% of semiconductor revenue was derived from wafer manufacturers while 16% was derived from device manufacturers compared to 81% and 19%, respectively, for the year earlier period. An increase in short-term chip demand or increases in semiconductor market capital expenditures is expected to impact device manufacturers prior to wafer manufacturers as wafer manufacturers are further down on the overall semiconductor industry supply chain. The decrease in service revenue was also due to the overall slowdown in the semiconductor wafer and device industries as described above.

        The data storage industry has been experiencing extreme pricing pressure, consolidation and excess supply in many data storage market segments, which has resulted in reduced production and capital equipment purchases. Consequently, revenues from the products that are marketed to the data storage industry by the Company's ADE Technologies ("ATI") segment have decreased in the nine months ended January 31, 2002 compared with the year earlier period. Data storage industry revenue comprised 15% of total revenue for the nine months ended January 31, 2002 compared to 14% in the year earlier period.

        Gross Margin.    Gross margin decreased to 40% in the nine months ended January 31, 2002 from 49% in the year earlier period. The decrease in gross margin was due primarily to the higher percentage of shipments of 300mm products in the SSG segment, which carry lower margins in their initial stages than the Company's legacy products. The Company expects these lower margins to continue in the short term due to expected shipments of newer technologies. Also contributing to the decrease in gross margins was a decline in factory utilization in both the SSG and ATI segments during the nine months ended January 31, 2002 due to the decrease in demand for the Company's products.

Gross margin at the PST segment during the nine months ended January 31, 2002 was consistent with the year earlier period.

        Research and Development.    Research and development expense increased $1.2 million, or 7%, to $17.3 million in the nine months ended January 31, 2002 from $16.1 million in the year earlier period and increased as a percentage of revenue to 26% compared to 22% in the year earlier period. The increase in expense resulted primarily from continued investment by the SSG segment to develop its AFS and AWIS products to capitalize on the next wave of worldwide capital spending, which is expected to be focused on 300mm wafer production. Also contributing to the overall increase was continued investment in research and development at the PST segment. The Company also continues to develop new products for the data storage industry, including those that measure the magnetic properties of materials used in manufacturing disk drives. The Company is committed to continuing its investment in research and development to maintain its position as a technological leader, which may necessitate continued research and development spending at or above current levels.

        Marketing and Sales.    Marketing and sales expense decreased $1.9 million, or 16%, to $10.1 million in the nine months ended January 31, 2002 from $12.1 million in the year earlier period and was consistent as a percentage of revenue with the year earlier period. The decreased expense resulted primarily from decreased commissions expense on sales made through external sales representatives. The mix of sales channels through which the Company's products are sold may have a significant impact on the Company's marketing and sales expense and the results in any period may not be indicative of marketing and sales expense for future periods. Also contributing to the decrease in expense was a decrease in payroll expense and discretionary spending such as travel and advertising during the nine months ended January 31, 2002. Marketing and sales expense remained consistent as a percentage of revenue due to both the decrease in revenue and the corresponding decrease in expense during the nine months ended January 31, 2001 as discussed above.

        General and Administrative.    General and administrative expense was $8.1 million in the nine months ended January 31, 2002 and 2001 and increased as a percentage of revenue to 12% compared to 11% in the year earlier period. Expense in the nine months ended January 31, 2002 were consistent with the year earlier period, however, there was a decrease in payroll related expense that was offset by an increase in legal and patent expense.

        Interest and Other Income, Net.    Net interest and other income was $361,000 in the nine months ended January 31, 2002 compared to net interest and other income of $947,000 in the year earlier period. The decrease in interest and other income resulted primarily from lower interest returns due to lower interest rates during the nine months ended January 31, 2002 compared to the year earlier period.

        Income Taxes.    There was a provision for income taxes of $10.6 million in the nine months ended January 31, 2002 compared to a provision for income taxes of $111,000 in the year earlier period. The provision for income taxes in the nine months ended January 31, 2002 consists of an increase in the valuation allowance against the Company's deferred tax assets that was recorded in the second quarter of fiscal 2002. The Company has deferred tax assets, which have arisen primarily as a result of operating losses incurred in prior years, as well as other temporary differences between book and tax accounting. Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes," requires the establishment of a valuation allowance to reflect the likelihood of the realization of deferred tax assets. During the second quarter of fiscal 2002, as a result of current year operating losses to date, anticipated additional operating losses for the third quarter of 2002, an expected operating loss for fiscal 2002, and uncertainty as to the extent and timing of profitability in future periods, the Company recorded an additional valuation allowance to reserve the remaining deferred tax assets, resulting in income tax expense of $10.6 million. The Company currently has a full valuation allowance.

As of January 31, 2002, the Company has available unused operating loss carryforwards, which may be applied against future taxable income.

        Equity in Net Earnings (Loss) of Affiliated Companies.    Equity in net earnings of affiliated companies was $560,000 in the nine months ended January 31, 2002 compared to equity in net loss of affiliated companies of $479,000 in the year earlier period. The net earnings from affiliated companies in the nine months ended January 31, 2002 compared to the loss in the year earlier period was due primarily to the absence of the losses incurred by the Company's former affiliate, Microspec, which was sold during the first quarter of fiscal 2001. The Company's Japanese affiliate sells primarily to the semiconductor industry and the current period earnings reflect the timing of shipments and the recognition of revenue by the affiliate.

Liquidity and Capital Resources

        At January 31, 2002, the Company had $31.9 million in cash and cash equivalents and $57.5 million in working capital. In addition, the Company had $3.4 million in restricted cash used as security for a tax-exempt Industrial Development Bond ("IDB") issued through the Massachusetts Industrial Finance Agency in December 1997. Under the terms of the bond agreement, the Company may substitute a letter of credit in an amount equal to approximately 105% of the outstanding principal balance as collateral for the Company's obligations under the IDB, assuming the Company has the ability to borrow under a credit facility. Such actions would allow the restricted cash balance to be used for general corporate purposes.

        Cash provided by operating activities for the nine months ended January 31, 2002 was $5.7 million. This amount resulted from net loss of $19.0 million adjusted for non-cash charges of $14.2 million and a $10.5 million net decrease in working capital accounts. Non-cash items consisted primarily of a deferred income tax charge of $10.6 million and $4.1 million of depreciation and amortization. Working capital items consisted primarily of decreases in accounts receivable of $12.0 million, inventories of $5.2 million, accounts payable of $2.4 million, accrued expenses and other current liabilities of $4.0 million and deferred income on sales to affiliates of $0.4 million. The decrease in accounts receivable was due to improved collections and a decrease in sales during the first nine months of fiscal 2002. The decrease in inventory was due to shipments during the first nine months of fiscal 2002 as well as a decrease in the purchase of raw materials. The decrease in accounts payable was primarily due to the decrease in inventory purchases. The decrease in accrued expenses and other current liabilities was primarily due to the decrease in deferred revenue and other accrued expenses. The decrease in deferred income on sales to affiliate is due to the timing of shipments and revenue recognition by the Company's Japanese affiliate.

        Cash used in investing activities was $3.4 million, and consisted primarily of $3.7 million for purchases of fixed assets, which was partially offset by a combined decrease in other assets and restricted cash of $317,000.

        Cash provided by financing activities was $386,000, which consisted of $834,000 of aggregate proceeds from the issuance of common stock from the exercise of stock options and stock purchased through the employee stock purchase plan, partially offset by $448,000 in repayments of long-term debt.

        The Company expects to meet its near-term working capital needs and capital expenditures primarily through cash generated from operations and its available cash and cash equivalents.

Other Risk Factors

        Capital expenditures by semiconductor wafer and device manufacturers historically have been cyclical as they in turn depend upon the current and anticipated demand for integrated circuits. While the semiconductor industry is in the midst of a severe down cycle, it is not clear when semiconductor wafer manufacturers, who account for approximately 72% of the Company's revenue, will be in a position to increase their purchases of capital equipment. The data storage industry has been in a period of oversupply and excess manufacturing capacity for an extended period of time and this has also had an adverse impact on the Company. At January 31, 2002, the Company's backlog was $26.6 million. The Company remains uncertain about when sustained growth in revenue will return. The Company continues to evaluate its cost structure relative to expected revenue and will continue to implement aggressive cost containment measures where necessary.

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

Change in Accounting Principle

        In December 1999, the SEC issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" ("SAB 101"). SAB 101 summarizes certain areas of the Staff's views in applying generally accepted accounting principles to revenue recognition in financial statements. Historically, for some of the Company's sales transactions, a portion of the sales price, usually 10%, was not due until installation occurs and the customer accepts the product. Under SAB 101 and the new accounting method adopted retroactive to May 1, 2000, the Company now defers recognition of the portion of the sales price not due until the customer has accepted the product. Effective during the first quarter of the year ended April 30, 2001, the Company implemented the SEC's SAB 101 guidelines, which was reported as a cumulative effect of a change in accounting principle as of May 1, 2000. The cumulative effect of the change in accounting principle resulted in a charge to income of $1.8 million (net of income taxes of $0), or $0.13 per share, in the first quarter of fiscal 2001. The results for the three and nine months ended January 31, 2001 have been adjusted to reflect the adoption of SAB 101.

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

        In October 2001, the Financial Accounting Standards Board issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," which is effective for fiscal years beginning after December 15, 2001, and will thus be adopted by the Company, as required in fiscal year 2003. SFAS No. 144 supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" and provides a single accounting model for long-lived assets to be disposed of. The Company is currently assessing the impact of this new statement and does not expect the adoption to have a material effect on its consolidated financial position and results of operations.

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

ADE CORPORATION

Date: March 14, 2002	/s/ BRIAN C. JAMES Brian C. James Executive Vice President, Treasurer and Chief Financial Officer
Date: March 14, 2002	/s/ ROBERT C. ABBE Robert C. Abbe President and Chief Executive Officer

EXHIBIT INDEX

Exhibit Number	Description
2.1	Agreement and Plan of Merger dated as of February 27, 1997 by and between ADE Corporation, ADE Technologies, Inc., Digital Measurement Systems, Inc., Dennis E. Speliotis, Elias Speliotis, Evanthia Speliotis, Ismene Speliotis, Advanced Development Corporation, David C. Bono and Alan Sliski (filed as Exhibit 10.18 to the Company's Form 10-K for the fiscal year ended April 30, 1997 and incorporated herein by reference).
2.2	Agreement and Plan of Merger dated as of May 31, 1998 by and among ADE Corporation, Theta Acquisition Corp., Phase Shift Technology, Inc., Chris Koliopoulos and David Basila (filed as Exhibit 2 to the Company's Form 8-K dated June 25, 1998 and incorporated herein by reference).
2.3	Purchase and Sale Agreement dated as of February 28, 1997 by and between ADE Corporation and Dennis E. Speliotis, individually and as Trustee of Thouria Investment Trust under a Declaration of Trust dated August 18, 1992, Elias Speliotis, Evanthia Speliotis and Ismene Speliotis (filed as Exhibit 10.20 to the Company's Form 10-K for the fiscal year ended April 30, 1997 and incorporated herein by reference).
3.1	Restated Articles of Organization (filed as Exhibit 3.1 to the Company's Registration Statement on Form S-1 (33-96408) or amendments thereto and incorporated herein by reference).
3.2	By-laws (filed as Exhibit 3.2 to the Company's Registration Statement on Form S-1 (33-96408) or amendments thereto and incorporated herein by reference).
4.1	Registration Rights Agreement dated as of February 28, 1997 by and between ADE Corporation and Dennis E. Speliotis, individually and as Trustee of Thouria Investment Trust under a Declaration of Trust dated August 18, 1992 recorded in the Middlesex South District Registry of Deeds at Book 22305, Page 375 (filed as Exhibit 10.21 to the Company's Form 10-K for the fiscal year ended April 30, 1997 and incorporated herein by reference).
4.2	Registration Rights Agreement dated as of February 27, 1997, by and among ADE Corporation and Advanced Development Corporation, David C. Bono and Alan Sliski (filed as Exhibit 10.19 to the Company's Form 10-K for the fiscal year ended April 30, 1997 and incorporated herein by reference).
4.3	Registration Rights Agreement dated as of May 31, 1998 by and among ADE Corporation, Chris Koliopoulos and David Basila (filed as Exhibit 4.6 to the Company's Form 8-K dated June 25, 1998 and incorporated herein by reference).
10.1	Form of Employee Confidentiality Agreement (filed as Exhibit 10.1 to the Company's Registration Statement on Form S-1 (333-96408) or amendments thereto and incorporated herein by reference).
10.2	2000 Stock Option Plan (filed as Exhibit A to the Company's Proxy Statement with respect to its Annual Meeting of Shareholders for the fiscal year ended April 30, 2000 and incorporated herein by reference).*
10.3	1997 Stock Option Plan (filed as Exhibit 4.3 to the Company's Registration Statement on Form S-8 (333-46505) or amendments thereto and incorporated herein by reference). *
10.4	Amendment to 1997 Stock Option Plan dated April 7, 1999 (filed as Exhibit 10.3 to the Company's Form 10-K for the fiscal year ended April 30, 1999 and incorporated herein by reference). *
10.5	1995 Stock Option Plan (filed as Exhibit 10.4 to the Company's Registration Statement on Form S-1 (33-96408) or amendments thereto and incorporated herein by reference).*

10.6	1992 Stock Option Plan (filed as Exhibit 10.5 to the Company's Registration Statement on Form S-1 (33-96408) or amendments thereto and incorporated herein by reference).*
10.7	Amendment to 1992 Stock Option Plan dated April 7, 1999 (filed as Exhibit 10.6 to the Company's Form 10-K for the fiscal year ended April 30, 1999 and incorporated herein by reference). *
10.8	1982 Stock Option Plan (filed as Exhibit 4.5 to the Company's Registration Statement on Form S-8 (333-2280) and incorporated herein by reference).*
10.9	Employee Stock Purchase Plan (as amended) (filed as Exhibit 10.9 to the Company's Form 10-Q for the quarter ended October 31, 2001 and incorporated herein by reference).*
10.11	Purchase and Sale Agreement for 80 Wilson Way, Westwood, Massachusetts, dated January 11, 1996, between Met Path New England, Inc., and the Company, with Schedules (filed as Exhibit 10.12 to the Company's Form 10-K for the fiscal year ended April 30, 1996 and incorporated herein by reference).
10.12	Loan Agreement dated as of June 7, 1996, among GE Capital Public Finance, Inc., Massachusetts Industrial Finance Agency and the Company (filed as Exhibit 10.9 to the Company's Form 10-K for the fiscal year ended April 30, 1996 and incorporated herein by reference).
10.13	Certificate as to Nonarbitrage and Tax Compliance, dated as of June 7, 1996, from the Company to Massachusetts Industrial Finance Agency (filed as Exhibit 10.10 to the Company's Form 10-K for the fiscal year ended April 30, 1996 and incorporated herein by reference).
10.14	Letter of Credit Agreement, dated June 7, 1996, between Citizens Bank of Massachusetts and the Company (filed as Exhibit 10.11 to the Company's Form 10-K for the fiscal year ended April 30, 1996 and incorporated herein by reference).
10.15	Mortgage, Security Agreement, and Assignment, dated June 7, 1996, from the Company to Citizens Bank of Massachusetts (filed as Exhibit 10.13 to the Company's Form 10-K for the fiscal year ended April 30, 1996 and incorporated herein by reference).
10.16	Pledge Agreement, dated June 7, 1996, from the Company to Citizens Bank of Massachusetts (filed as Exhibit 10.14 to the Company's Form 10-K for the fiscal year ended April 30, 1996 and incorporated herein by reference).
10.17	Oil and Hazardous Materials Indemnification Agreement, dated June 7, 1996, between the Company and Citizens Bank of Massachusetts (filed as Exhibit 10.15 to the Company's Form 10-K for the fiscal year ended April 30, 1996 and incorporated herein by reference).
10.18	Indemnification Agreement, dated as of February 28, 1996, among MetPath of New England, Inc., Corning Life Sciences, Inc. and the Company (filed as Exhibit 10.16 to the Company's Form 10-K for the fiscal year ended April 30, 1996 and incorporated herein by reference).
10.19	Letter Agreement regarding collateral assignment of Indemnification from the Company to Citizens Bank of Massachusetts, with attachment, (filed as Exhibit 10.17 to the Company's Form 10-K for the fiscal year ended April 30, 1996 and incorporated herein by reference).
10.20	Noncompetition Agreement dated as of May 31, 1998 by and between ADE Corporation and Chris Koliopoulos (filed as Exhibit 10.21 to the Company's Form 10-K for the fiscal year ended April 30, 1998, and incorporated herein by reference).
10.21	Noncompetition Agreement dated as of May 31, 1998 by and between ADE Corporation and David Basila (filed as Exhibit 10.22 to the Company's Form 10-K for the fiscal year ended April 30, 1998, and incorporated herein by reference).

21.1	Subsidiaries of the Company (filed as Exhibit 21.1 to the Company's Form 10-Q for the quarter ended October 31, 2000 and incorporated herein by reference).
23.1	Consent of PricewaterhouseCoopers LLP (filed as exhibit 23.1 to the Company's Form 10-K for the fiscal year ended April 30, 2001 and incorporated herein by reference).

*
Compensatory plan or agreement applicable to management and employees.

QuickLinks

ADE CORPORATION
INDEX
ADE CORPORATION CONDENSED CONSOLIDATED BALANCE SHEET (in thousands)
ADE CORPORATION CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS (in thousands, except per share data, unaudited)
ADE CORPORATION CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS (in thousands, unaudited)
ADE CORPORATION NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
ADE CORPORATION MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
PART II. OTHER INFORMATION
SIGNATURES
EXHIBIT INDEX