Form 10-Q
period 2002-07-31
ADE CORP
filed 2002-09-16
CIK 884498

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended: July 31, 2002 or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from                              to

Commission file number 0-26714

ADE CORPORATION
(Exact Name of Registrant as Specified in its Charter)

Massachusetts (State or Other Jurisdiction of Incorporation or Organization)	04-2441829 (I.R.S. Employer Identification No.)

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

        Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock, par value $.01 per share	13,687,400 shares
Class	Outstanding at September 13, 2002

ADE CORPORATION

PART I.
FINANCIAL INFORMATION

         Item 1. Condensed Consolidated Financial Statements (unaudited):

ADE CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEET

(in thousands, unaudited)

	July 31, 2002	April 30, 2002
Assets
Current assets:
Cash and cash equivalents	$18,937	$26,108
Marketable securities	1,291	2,571
Accounts receivable, net	12,888	11,725
Inventories	33,065	32,701
Prepaid expenses and other current assets	1,074	1,278

Total current assets	67,255	74,383
Fixed assets, net	29,952	30,658
Investments	3,485	3,610
Intangible assets, net	1,170	1,283
Goodwill, net	1,318	1,318
Restricted cash	3,302	3,352
Other assets	144	147

Total assets	$106,626	$114,751

Liabilities and stockholders' equity
Current liabilities:
Current portion of long-term debt	$652	$646
Accounts payable	7,268	6,594
Accrued expenses and other current liabilities	10,095	12,004
Deferred income on sales to affiliates	1,688	1,470

Total current liabilities	19,703	20,714

Long-term debt	10,558	10,715

Stockholders' equity:
Common stock	137	137
Capital in excess of par value	103,657	103,553
Accumulated deficit	(28,220)	(22,439)
Accumulated other comprehensive income	791	2,071

Total stockholders' equity	76,365	83,322

Total liabilities and stockholders' equity	$106,626	$114,751

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ADE CORPORATION

CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS

(in thousands, except per share data, unaudited)

	Three months ended July 31,
	2002	2001
Net Revenue:
Systems and parts	$12,875	$23,092
Service	1,865	2,279

Total revenue	14,740	25,371

Cost of revenue:
Systems and parts	6,591	12,069
Service	2,351	2,850

Total cost of revenue	8,942	14,919

Gross profit	5,798	10,452

Operating expenses:
Research and development	4,844	6,115
Marketing and sales	2,800	3,588
General and administrative	2,853	2,312
Restructuring charges	877	—

Total operating expenses	11,374	12,015

Loss from operations	(5,576)	(1,563)
Interest and other income (expense), net	(119)	311

Loss before provision for income taxes and equity in net earnings (loss) of affiliated companies	(5,695)	(1,252)
Provision for income taxes	22	7

Loss before equity in net earnings (loss) of affiliated companies	(5,717)	(1,259)
Equity in net earnings (loss) of affiliated companies	(64)	68

Net loss	$(5,781)	$(1,191)

Basic loss per share	$(0.42)	$(0.09)
Diluted loss per share	$(0.42)	$(0.09)
Weighted average shares outstanding—basic	13,679	13,567
Weighted average shares outstanding—diluted	13,679	13,567

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ADE CORPORATION

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

(in thousands, unaudited)

	Three months ended July 31,
	2002	2001
Cash flows from operating activities:
Net loss	$(5,781)	$(1,191)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	1,217	1,489
Equity in net (earnings) loss of affiliated companies, net of dividends received	125	41
Changes in assets and liabilities:
Accounts receivable, net	(1,163)	7,226
Inventories	(364)	1,219
Prepaid expenses and other current assets	204	261
Accounts payable	674	(2,189)
Accrued expenses and other current liabilities	(1,909)	(4,588)
Deferred income on sales to affiliate	218	(72)

Net cash provided by (used in) operating activities	(6,779)	2,196

Cash flows from investing activities:
Purchases of fixed assets	(398)	(941)
Change in restricted cash	50	50
Decrease in other assets	3	88

Net cash used in investing activities	(345)	(803)

Cash flows from financing activities:
Repayment of long-term debt	(151)	(149)
Proceeds from issuance of common stock	104	472

Net cash provided by (used in) financing activities	(47)	323

Net increase (decrease) in cash and cash equivalents	(7,171)	1,716
Cash and cash equivalents, beginning of period	26,108	29,220

Cash and cash equivalents, end of period	$18,937	$30,936

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

        Pursuant to accounting requirements of the Securities and Exchange Commission applicable to quarterly reports on Form 10-Q, the accompanying unaudited condensed consolidated financial statements and these notes do not include all disclosures required by generally accepted accounting principles for complete financial statements. Accordingly, these statements should be read in conjunction with the financial statements included in the Company's Annual Report on Form 10-K for the fiscal year ended April 30, 2002.

2.    Comprehensive Loss

        Comprehensive loss was as follows:

	Three months ended
	July 31, 2002	July 31, 2001
	(in thousands)
Net loss	$(5,781)	$(1,191)
Other comprehensive income (loss):
Unrealized gain (loss) on marketable securities, net of $0 tax	(1,280)	28

Other comprehensive income (loss)	(1,280)	28

Comprehensive loss	$(7,061)	$(1,163)

3.    Inventories

        Inventories consist of the following:

	July 31, 2002	April 30, 2002
	(unaudited)
	(in thousands)
Raw materials and purchased parts	$17,199	$16,228
Work-in-process	14,530	15,104
Finished goods	1,336	1,369

	$33,065	$32,701

4.    Goodwill and Intangible Assets

        In July 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 142 ("SFAS 142"), "Goodwill and Other Intangible Assets," which was effective for the Company on May 1, 2002. SFAS 142 requires, among other things, the discontinuance of goodwill amortization and includes provisions for the reclassification of certain existing recognized intangibles as goodwill, reassessment of the useful lives of existing recognized intangibles, and reclassification of certain intangibles out of previously reported goodwill. In accordance with this statement, the Company discontinued the amortization of its net goodwill of $1.3 million. In addition, under SFAS 142 the Company is required to test all existing goodwill for impairment as of May 1, 2002, on a reporting unit basis. The Company will complete this transitional impairment test during the second quarter of fiscal 2003. Had SFAS 142 been in effect during the three months ended July 31, 2001, the Company's net loss and net loss per share would have been as follows:

	Three months ended
	July 31, 2002	July 31, 2001
	(in thousands, except per share data, unaudited)
Reported net loss	$(5,781)	$(1,191)
Add back of goodwill amortization	—	59

Adjusted net loss	(5,781)	$(1,132)

Reported basic and diluted net loss per share	$(0.42)	$(0.09)
Add back of goodwill amortization	—	0.01

Adjusted basic and diluted loss per share	$(0.42)	$(0.08)

        The Company has $2.9 million in capitalized license fees for software included in the Company's products, which are still being amortized and have accumulated amortization of $1.7 million and $1.6 million at July 31, 2002 and April 30, 2002, respectively. These license fees are amortized at the greater of 1) the ratio that current gross revenue for the related products bear to the total current and anticipated future gross revenue for those products or 2) on a straight-line basis over the estimated useful life of the related products. For the quarter ended July 31, 2002, the Company amortized $113,000 of the license fees to the cost of revenue. Estimated amortization is $450,000 for the fiscal year ended April 30, 2003, $150,000 for each of the fiscal years ended April 30, 2004, 2005 and 2006, and $50,000 for the fiscal year ended April 30, 2007.

5.    Accrued Expenses and Other Current Liabilities

        Accrued expenses and other current liabilities consist of the following:

	July 31, 2002	April 30, 2002
	(unaudited)
	(in thousands)
Accrued salaries, wages and vacation pay	$1,674	$2,223
Accrued commissions	786	1,191
Accrued warranty costs	930	1,146
Accrued restructuring	495	—
Deferred revenue	3,527	4,537
Other	2,683	2,907

	$10,095	$12,004

6.    Restructuring

        During the first quarter of fiscal 2003, the Company implemented selective headcount reductions and closed three satellite offices in response to the prolonged downturn in the semiconductor industry. The Company recorded a restructuring charge of $877,000, which consisted of $679,000 in employee severance expenses for the 39 terminated employees spread across all functional areas of the Company and $198,000 related to the closing of the satellite offices, which primarily represents future lease obligations on the vacated offices. When applicable, anticipated future sublease income relating to vacated offices was offset against the charge for the remaining lease payments. The sublease income was based on estimates and will be monitored going forward and is subject to change. The Company expects that all severance payments will be made by the end of fiscal year 2003. Below is a table summarizing the activity related to the restructuring accrual for the quarter ended July 31, 2002:

	Severance	Office Closures	Total
Restructuring accrual	$679	$198	$877
Cash payments	(338)	(44)	(382)

Balance at July 31, 2002	$341	$154	$495

7.    Earnings (Loss) Per Share

        Basic earnings (loss) per share is computed by dividing income (loss) available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share is computed using the weighted average number of common shares outstanding and gives effect to all dilutive potential common shares outstanding during the period. For the three months ended July 31, 2002 and 2001, respectively, 645,971 and 241,695 common shares issuable upon the exercise of stock options have been excluded from the computation of diluted earnings per share, as their effect would have been antidilutive. For the three months ended July 31, 2002 and 2001, basic and diluted loss per share is the same due to the antidilutive effect of potential common shares outstanding.

8.    Segment Reporting

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

	SSG	PST	ATI	Total
	(in thousands)
For the quarter ended July 31, 2002
Revenue from external customers	$10,332	$2,833	$1,544	$14,709
Intersegment revenue	—	—	226	226
Income (loss) from operations	(5,442)	112	(275)	(5,605)
Depreciation and amortization expense	1,066	99	52	1,217
Capital expenditures	313	85	—	398
For the quarter ended July 31, 2001
Revenue from external customers	$19,557	$1,154	$1,735	$22,446
Intersegment revenue	198	—	303	501
Loss from operations	(1,536)	(1,282)	(316)	(3,134)
Depreciation and amortization expense	1,337	96	56	1,489
Capital expenditures	821	50	70	941

        The following is a reconciliation for the above items where aggregate reportable segment amounts differ from amounts contained in the Company's consolidated financial statements.

	Three months ended July 31,
	2002	2001
Total external revenue for reportable segments	$14,709	$22,446
Net impact of revenue recognition on sales to affiliate	31	2,925

Total consolidated revenue	$14,740	$25,371

Total operating loss for reportable segments	$(5,605)	$(3,134)
Net impact of intercompany gross profit eliminations and deferred profit on sales to affiliate	29	1,571

Total consolidated operating loss	$(5,576)	$(1,563)

9.    New Accounting Pronouncements

        In October 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 144 ("SFAS 144"), "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS 144 requires one method of accounting for long-lived assets disposed of by sale. SFAS 144 is effective for financial statements issued for fiscal years beginning after December 15, 2001. The adoption of SFAS 144 by the Company during the quarter ended July 31, 2002 did not have a material impact on its current financial position and results of operations.

        In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections." For most companies, SFAS 145 will require gains and losses on extinguishments of debt to be classified as income or loss from continuing operations rather than as extraordinary items as previously required under SFAS 4. Extraordinary treatment will be required for certain extinguishments as provided in APB Opinion No. 30. The statement also amended SFAS 13 for certain sales-leaseback transactions and sublease accounting. The Company is required to adopt the provisions of SFAS 145 effective May 1, 2003. The Company does not expect the adoption of SFAS 145 to have a material effect on the Company's financial condition or results of operations.

        In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies EITF Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)" and must be applied beginning January 1, 2003. SFAS 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred rather than when the exit or disposal plan is approved. The Company will adopt the provisions of SFAS 146 for exit and disposal activities that are initiated after December 31, 2002 as required by the standard.

10.  Pending Litigation

        On October 12, 2000, the Company filed a patent infringement lawsuit against KLA-Tencor (KLA), a competitor, in the U.S. District Court in Delaware. The Company seeks damages and a permanent injunction against further infringement of United States Patent Number 6,118,525, entitled "Wafer Inspection System for Distinguishing Pits and Particles." On November 22, 2000, KLA filed a counterclaim in the United States District Court in Delaware alleging that the Company has infringed three patents owned by KLA. KLA is seeking damages for the alleged patent infringement and a permanent injunction against future infringement. In addition, KLA has asked the District Court for a declaration that United States Patent Number 6,118,525, owned by the Company, is invalid and not infringed by KLA. At this time, the Company cannot predict the outcome or the amount of gain or loss, if any.

11.  Subsequent Events

        In August 2002, an agreement was entered into between the Company and its former Chief Executive Officer, Robert C. Abbe. Under the terms of the agreement, Mr. Abbe will receive a total of $1.1 million over a three-year period, beginning in September 2002, for severance and consulting services.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations:

Introduction

        ADE Corporation (the "Company") designs, manufactures, markets and services highly precise, automated measurement, defect detection and handling equipment with current applications in the production of semiconductor wafers, semiconductor devices and computer disks. The Company operates three major business segments, the Semiconductor Systems Group ("SSG"), ADE Phase Shift ("PST") and ADE Technologies ("ATI"). The Semiconductor Systems Group manufactures multifunctional semiconductor metrology and automation systems and optical wafer defect inspection equipment used to detect particles and other defects on silicon wafer surfaces. ADE Phase Shift manufactures high performance, non-contact surface metrology equipment using advanced interferometric technology that provides enhanced yield management to the data storage, semiconductor and optics industries. ADE Technologies manufactures high precision magnetic characterization and non-contact dimensional metrology gaging systems primarily for the data storage industry.

        The following information should be read in conjunction with the unaudited condensed consolidated financial statements and notes thereto included in this quarterly report and the audited consolidated financial statements and Management's Discussion and Analysis of Financial Condition and Results of Operations contained in the Company's Annual Report on Form 10-K for the fiscal year ended April 30, 2002.

Forward-Looking Statements

        This quarterly report on Form 10-Q contains certain forward-looking statements that are subject to known and unknown risks and uncertainties that could cause actual results to differ materially from those expressed by such statements. Those statements that make reference to the Company's expectations, predictions and anticipations should be considered forward-looking statements. These statements include, but are not limited to, risks and uncertainties associated with the strength of the semiconductor and hard disk markets, wafer pricing and wafer demand, the results of its product development efforts, the success of ADE's product offerings in meeting customer needs within the timeframes required by customers in these markets, further increases in backlog, the Company's visibility and the it's predictions of future financial outcomes. Further information on potential factors that could affect the Company's business is described in "Other Risk Factors" appearing at the end of this Management's Discussion and Analysis of Financial Condition and Results of Operations and in the Company's reports on file with the Securities and Exchange Commission, including its Form 10-K for the fiscal year ended April 30, 2002.

Restructuring

        During the first quarter of fiscal 2003, the Company implemented selective headcount reductions and closed three satellite offices in response to the prolonged downturn in the semiconductor industry. The Company recorded a restructuring charge of $877,000, which consisted of $679,000 in employee severance expenses for the 39 terminated employees spread across all functional areas of the Company and $198,000 related to the closing of the satellite offices, which primarily represents future lease obligations on the vacated offices. When applicable, anticipated future sublease income relating to vacated offices was offset against the charge for the remaining lease payments. The sublease income was based on estimates and will be monitored going forward and is subject to change. Below is a table summarizing the activity related to the restructuring accrual for the quarter ended July 31, 2002:

	Severance	Office Closures	Total
Restructuring accrual	$679	$198	$877
Cash payments	(338)	(44)	(382)

Balance at July 31, 2002	$341	$154	$495

Critical Accounting Policies, Significant Judgments and Estimates

        The discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure at the date of our financial statements. On an on-going basis, management evaluates its estimates and judgments, including those related to bad debts, inventories, intangible assets, income taxes, and warranty obligations. Management bases its estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. The Company considers certain accounting policies related to revenue recognition and allowance for doubtful accounts, inventory valuation, accounting for incomes taxes and valuation of long-lived assets to be critical policies due to the estimates and judgments involved in each. Except for the critical accounting policy regarding the valuation of long-lived assets, described below, our critical accounting policies have not changed since April 30, 2002.

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

Accounting for Income Taxes

        We record income taxes using the asset and liability method. Deferred income tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective income tax bases, and operating loss and tax credit carryforwards. Our financial statements contain certain deferred tax assets, which have arisen primarily as a result of operating losses incurred in prior years, as well as other temporary differences between book and tax accounting. Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes," requires the establishment of a valuation allowance to reflect the likelihood of the realization of deferred tax assets. Significant management judgment is required in determining our provision for income taxes, our deferred tax assets and liabilities and any valuation allowance recorded against our net deferred tax assets. We evaluate the weight of all available evidence to determine whether it is more likely than not that some portion or all of the deferred income tax assets will not be realized. The Company currently has a valuation allowance for the full amount of its deferred tax assets. The decision to record the valuation allowance required significant judgment. Had we not recorded this allowance, we would have reported materially different results. If the realization of deferred tax assets in the future is considered more likely than not, an adjustment to the deferred tax assets would increase net income in the period such determination was made. The amount of the deferred tax asset considered realizable is based on significant estimates, and it is at least reasonably possible that changes in these estimates in the near term could materially affect our financial condition and results of operations. Our effective tax rate may vary from period to period based on changes in estimated taxable income or loss, changes to the valuation allowance, changes to federal, state or foreign tax laws, and deductibility of certain costs and expenses by jurisdiction.

Valuation of Long-Lived Assets

        Intangible assets consist of goodwill obtained through the acquisition of the Semiconductor Solutions Division of LPA Software, Inc. ("SSD") in September 1997 as well as capitalized license fees for software included in the Company's products. Net goodwill of $1.3 million related to the acquisition of SSD ceased to be amortized beginning May 1, 2002 upon adoption of Statement of Financial Accounting Standards Board No. 142, "Goodwill and Other Intangible Assets." Net capitalized license fees of $1.2 million for software included in the Company's products, which are still being amortized, are amortized at the greater of 1) the ratio that current gross revenue for the related products bear to the total current and anticipated future gross revenue for those products or 2) on a straight-line basis over its estimated useful life.

        In accordance with Statement of Financial Accounting Standards Board No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," which was adopted by the Company on May 1, 2002, the carrying value of intangible assets and other long-lived assets is reviewed on a regular basis for the existence of facts or circumstances, both internally and externally, that may suggest an asset is not recoverable, that is, if the carrying amount exceeds the sum of the undiscounted cash flows expected to result from the assets use and eventual disposition. Factors we consider important that could trigger the impairment review include:

  •
  significant underperformance relative to historical or projected future operating results;

  •
  significant negative industry or economic trends;

  •
  significant decrease in the market value of the long-lived asset;

  •
  significant adverse change to the extent or manner in which a long-lived asset is being used or in its physical condition:

  •
  significant adverse change in legal factors or in the business climate that could affect the value of a long-lived asset;

  •
  significant decline in our stock price for a sustained period;

  •
  significant decline in our technological value as compared to the market; and

  •
  our market capitalization relative to net book value

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

Results of Operations

Three Months Ended July 31, 2002 compared to Three Months Ended July 31, 2001

        Systems and parts revenue.    Systems and parts revenue decreased 44% to $12.9 million in the first quarter of fiscal 2003 from $23.1 million in the first quarter of fiscal 2002. Decreased sales of the Company's products in the SSG segment reflected a decrease in demand for capital equipment in the semiconductor wafer and device industries as a result of the current severe down cycle. Revenue in the SSG segment decreased 51% to $8.6 million in the first quarter of fiscal 2003 compared to the year earlier period. The decrease in revenue from the SSG segment was partially offset by an increase in revenue from the PST segment. Revenue in the PST segment increased 145% to $2.8 million in the first quarter of fiscal 2003 compared to $1.2 million in the year earlier period. The increase was due to increased shipments of PST's NanoMapper tool in the first quarter of fiscal 2003.

        Wafer manufacturers' capital equipment purchases have been focused on advanced industry requirements rather than on capacity expansion, which resulted in technology purchases of the Company's next generation of products. For the three months ended July 31, 2002, 84% of the Company's revenue was derived from the semiconductor industry compared to 89% for the year earlier period. The Company sells its semiconductor products to both wafer and device manufacturers. Historically, the Company's semiconductor revenue has been derived to a greater extent from wafer manufacturers compared to device manufacturers. For the three months ended July 31, 2002, 93% of semiconductor revenue was derived from wafer manufacturers while 7% was derived from device manufacturers compared to 91% and 9%, respectively, for the year earlier period. An increase in short-term chip demand or increases in semiconductor market capital expenditures is expected to impact device manufacturers prior to wafer manufacturers as wafer manufacturers are further down on the overall semiconductor industry supply chain. For the second quarter of fiscal 2003, the Company expects to see an increase in revenue from the semiconductor industry. However, the Company can make no assurances that the expected increase in revenue in the short term can be sustained over the balance of its fiscal year.

        The data storage industry has continued to experience extreme pricing pressure, consolidation and excess supply in many data storage market segments, which has resulted in reduced production and capital equipment purchases. Consequently, revenue from the products that are marketed to the data storage industry by the Company's ATI segment have decreased 17% to $1.6 million in the first quarter of fiscal 2003 compared to $1.9 million in the year earlier period. Data storage industry revenue comprised 16% of total revenue for the three months ended July 31, 2002, compared to 11% for the year earlier period. The Company is uncertain when sustained revenue growth will return to its data storage segment.

        Service revenue.    Service revenue decreased 18% to $1.9 million in the first quarter of fiscal 2003 compared to $2.3 million in the first quarter of fiscal 2002. The Company's service revenue consists of fees for installation, training, product maintenance and technical support services. The majority of the Company's service revenue is derived from the SSG segment. The decrease in service revenue reflects of the current down cycle in the wafer and device manufacturing industries.

        Gross profit—systems and parts.    Gross profit increased to 49% in the first quarter of fiscal 2003 from 48% in the first quarter of fiscal 2002. The slight increase in gross profit was due primarily to an increase in gross profit from the PST segment related to the increase in revenue from that segment as discussed above. Gross profit at the ATI segment increased slightly due to improved factory utilization and the realization of the benefit of cost reductions undertaken over the past fiscal year. These increases were partially offset by a decrease in gross profit from the SSG segment, which was primarily due to reduced factory utilization as a result of the decreased shipments and revenue during the first quarter of fiscal 2003 compared to the year earlier period. The Company expects a slight increase in gross profit over the short term due to the expected increase in revenue as discussed above.

        Gross profit—service.    Gross profit decreased to (26%) in the first quarter of fiscal 2003 from (25%) in the first quarter of fiscal 2002. The decrease in gross profit was due primarily to the decreased level of service revenue in the first quarter of fiscal 2003 compared to the year earlier period.

        Research and Development.    Research and development expense decreased $1.3 million, or 21%, to $4.8 million in the first quarter of fiscal 2003 from $6.1 million in the first quarter of 2002 and increased as a percentage of revenue to 33% compared to 24% in the first quarter of fiscal 2002. The decrease in expense resulted primarily from a decrease in payroll, consulting and project material expenses in the SSG segment, which were part of the overall cost reduction measures taken by the Company over the past fiscal year. Research and development expense in the ATI segment in the first quarter of fiscal 2003 was consistent with the first quarter of fiscal 2002. The overall decrease in expense was somewhat offset by an increase in expense at the PST segment. The Company continues to invest in its AFS, AWIS and NanoMapper products as well as new products for the data storage industry, including those that measure the magnetic properties of materials used in manufacturing disk drives. The increase in expense as a percentage of revenues is the result of decreased revenues as discussed above. The Company expects the decrease in research and development expense to continue over the coming quarters as projects and beta test sites of new products progress toward completion.

        Marketing and Sales.    Marketing and sales expense decreased $0.8 million, or 22%, to $2.8 million in the first quarter of fiscal 2003 from $3.6 million in the first quarter of 2002 and increased as a percentage of revenue to 19% from 14% in the first quarter of fiscal 2002. The decreased expense resulted primarily from decreased payroll expense and discretionary spending including travel and advertising in all segments of the Company. Also contributing to the decrease in expense was a decrease in commissions expense on sales made through internal and external sales representatives due to the decrease in sales during the first quarter of fiscal 2003. The mix of sales channels through which the Company's products are sold may have a significant impact on the Company's marketing and sales expense and the results in any period may not be indicative of marketing and sales expense for future periods. The increase in marketing and sales expense as a percentage of revenue resulted from the decrease in revenue during the first quarter of fiscal 2003 as discussed above.

        General and Administrative.    General and administrative expense increased $0.5 million, or 23%, to $2.9 million in the first quarter of fiscal 2003 from $2.3 million in the first quarter of fiscal 2002 and increased as a percentage of revenue to 19% from 9% in the first quarter of 2002. Expense increased primarily due to an increase in legal and patent expense related to the ongoing litigation with KLA-Tencor.

        Interest and Other Income (Expense), Net.    Net interest and other income (expense) was ($119,000) in the first quarter of fiscal 2003 compared to net interest and other income (expense) of $311,000 in the first quarter of fiscal 2002. Interest income of $82,000 for the first quarter of fiscal 2003 was offset by $201,000 of interest expense. The decrease in interest and other income resulted primarily from lower interest returns due to lower interest rates and invested cash balances during the first quarter of fiscal 2003 compared to the year earlier period. Interest expense in the first quarter of fiscal 2003 was consistent with the year earlier period.

        Income Taxes.    There was a provision for income taxes of $22,000 in the first quarter of fiscal 2003 compared to a provision for income taxes of $7,000 in the first quarter of fiscal 2002. The provision for income taxes in the first quarter of fiscal 2003 primarily consists of foreign income taxes.

        Equity in Net Earnings (Loss) of Affiliated Companies.    Equity in net earnings (loss) of affiliated companies was ($64,000) in the first quarter of fiscal 2003 compared to equity in net earnings (loss) of affiliated companies of $68,000 in the first quarter of fiscal 2002. The Company's Japanese affiliate sells primarily to the semiconductor industry and the current period loss reflects the timing of shipments and the recognition of revenue by the affiliate.

Liquidity and Capital Resources

        At July 31, 2002, the Company had $18.9 million in cash and cash equivalents and $47.6 million in working capital. In addition, the Company had $3.3 million in restricted cash used as security for a tax-exempt Industrial Development Bond ("IDB") issued through the Massachusetts Industrial Finance Agency in December 1997. Under the terms of the bond agreement, the Company may substitute a letter of credit in an amount equal to approximately 105% of the outstanding principal balance as collateral for the Company's obligations under the IDB, assuming the Company has the ability to borrow under a credit facility. Such actions would allow the restricted cash balance to be used for general corporate purposes. The Company has a standby letter of credit from a financial institution to collateralize the issuance of a tax-exempt IDB in April 1999 through the Industrial Development Authority of the County of Pima, Arizona. Under the terms of the letter of credit, the Company is required to comply with certain financial covenants. As of July 31, 2002, the Company is in violation of one of these covenants which relates to maintaining a requisite level of cash and cash equivalents. The Company has obtained a waiver for the violated covenant for the quarter ended July 31, 2002. The Company cannot provide assurance that it will be in compliance with these covenants in the future, or if it were to not be in compliance, what the results would be.

        Cash used in operating activities for the three months ended July 31, 2002 was $6.8 million. This amount resulted from net loss of $5.8 million adjusted for non-cash charges of $1.3 million and a $2.3 million net decrease in working capital accounts. Non-cash items consisted primarily of $1.2 million of depreciation and amortization and $0.1 million of equity in the net loss of affiliated companies. Working capital items consisted primarily of increases in accounts receivable of $1.2 million, inventories of $0.4 million, accounts payable of $0.7 million and deferred income on sales to affiliates of $0.2 million and decreases in prepaid expenses and other current assets of $0.2 million and accrued expenses and other current liabilities of $1.9 million. The increase in accounts receivable was due to timing of shipments during the first quarter of fiscal 2003. The increase in inventory was due to the purchase of raw materials to meet the needs of a recent increase in order bookings. The increase in accounts payable was primarily due to the increase in inventory purchases. The decrease in accrued expenses and other current liabilities was primarily due to the decrease in deferred revenue, accrued salaries, wages and vacation pay, accrued warranty and accrued commissions. The increase in deferred income on sales to affiliate is due to the timing of shipments and revenue recognition by the Company's Japanese affiliate.

        Cash used in investing activities was $0.3 million, and consisted primarily of $0.4 million for purchases of fixed assets, which was partially offset by a combined decrease in other assets and restricted cash of $0.1 million.

        Cash used in financing activities was $47,000, which consisted of $151,000 in repayments of long-term debt, which were offset by $104,000 of aggregate proceeds from the issuance of common stock from the exercise of stock options and stock purchased through the employee stock purchase plan.

        The Company expects to meet its near-term working capital needs and capital expenditures primarily through available cash and cash equivalents, which will primarily be generated from sales to both existing and new customers. However, the Company can provide no assurance that it will be able to maintain its current customer base or acquire new customers. The Company expects to reduce its cash burn rate during the next fiscal quarter as it expects to experience both higher revenues and lower expenses than the current quarter ended July 31, 2002.

Other Risk Factors

        Capital expenditures by semiconductor wafer and device manufacturers historically have been cyclical as they in turn depend upon the current and anticipated demand for integrated circuits. While the semiconductor industry is in the midst of a severe down cycle, it is not clear when semiconductor wafer manufacturers, who account for approximately 78% of the Company's revenue, will be in a position to increase their purchases of capital equipment. The data storage industry has been in a period of oversupply and excess manufacturing capacity for an extended period of time and this has also had an adverse impact on the Company. At July 31, 2002, the Company's backlog was $24.8 million. The Company remains uncertain about when sustained growth in revenue will return. The Company continues to evaluate its cost structure relative to expected revenue and will continue to implement aggressive cost containment measures where necessary. However, the Company cannot provide assurance that it will be able to implement cost containment measures in a timely or cost effective manner.

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

        As discussed above, the Company was in violation of a covenant under a standby letter of credit and has obtained a waiver for the violated covenant. The Company cannot provide assurance that it will be in compliance with its covenants in the future, or if it were to not be in compliance, what the results would be.

New Accounting Pronouncements

        In October 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 144 ("SFAS 144"), "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS 144 requires one method of accounting for long-lived assets disposed of by sale. SFAS 144 is effective for financial statements issued for fiscal years beginning after December 15, 2001. The adoption of SFAS 144 by the Company during the quarter ended July 31, 2002 did not have a material impact on its current financial position and results of operations.

        In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections." For most companies, SFAS 145 will require gains and losses on extinguishments of debt to be classified as income or loss from continuing operations rather than as extraordinary items as previously required under SFAS 4. Extraordinary treatment will be required for certain extinguishments as provided in APB Opinion No. 30. The statement also amended SFAS 13 for certain sales-leaseback transactions and sublease accounting. The Company is required to adopt the provisions of SFAS 145 effective May 1, 2003. The Company does not expect the adoption of SFAS 145 to have a material effect on the Company's financial condition or results of operations.

        In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies EITF Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)" and must be applied beginning January 1, 2003. SFAS 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred rather than when the exit or disposal plan is approved. The Company will adopt the provisions of SFAS 146 for exit and disposal activities that are initiated after December 31, 2002 as required by the standard.

Item 3. Quantitative and Qualitative Disclosures About Market Risk:

        At July 31, 2002, the Company's exposure to market risk relates primarily to changes in interest rates on its investment portfolio. The Company's cash equivalents consist primarily of fixed income securities. The Company invests only with high credit quality issuers and does not use derivative financial instruments in its investment portfolio. The Company does not believe that a sharp increase or decrease in interest rates would have a material adverse impact on the fair value of its investment portfolio. The Company's long-term borrowings are at fixed interest rates.

        In addition, a portion of the Company's business is conducted outside the United States through its foreign subsidiaries and an affiliate. The Company generally transacts business in international markets in United States currency, but pays its employees in local currencies. Accordingly, the Company is subject to exposure from adverse movements in foreign currency exchange rates.

Item 4. Controls and Procedures:

        (b)  There have not been significant changes in the Company's internal controls or in other factors that could significantly affect these controls since the Company's evaluation of these controls.

PART II.
OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K:

(a)
Exhibits

Exhibit Number	Description
10.1	Separation Agreement dated the 29th day of August, 2002 by and between Robert C. Abbe and ADE Corporation. *
99.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*
Compensatory plan or agreement applicable to management and/or employees.

(b)
Reports on Form 8-K

  On June 27, 2002, the Company filed a Current Report on Form 8-K with the SEC with disclosure therein under Items 5 and 7 of Form 8-K including disclosure related to the Company's announcement of the election of Chris L. Koliopoulos, Ph.D., as president and chief executive officer.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ADE CORPORATION
Date: September 16, 2002	/s/ CHRIS L. KOLIOPOULOS Chris L. Koliopoulos President and Chief Executive Officer
Date: September 16, 2002	/s/ BRIAN C. JAMES Brian C. James Executive Vice President and Chief Financial Officer

CERTIFICATIONS

        I, Chris L. Koliopoulos, Ph.D., certify that:

1.
I have reviewed this quarterly report on Form 10-Q of ADE Corporation;

2.
Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report; and

3.
Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.

Date: September 16, 2002	/s/ CHRIS L. KOLIOPOULOS Chris L. Koliopoulos President and Chief Executive Officer

        I, Brian C. James, certify that:

1.
I have reviewed this quarterly report on Form 10-Q of ADE Corporation;

2.
Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report; and

3.
Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.

Date: September 16, 2002	/s/ BRIAN C. JAMES Brian C. James Executive Vice President, Treasurer and Chief Financial Officer

QuickLinks

INDEX
PART I. FINANCIAL INFORMATION
ADE CORPORATION CONDENSED CONSOLIDATED BALANCE SHEET (in thousands, unaudited)
ADE CORPORATION CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS (in thousands, except per share data, unaudited)
ADE CORPORATION CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS (in thousands, unaudited)
ADE CORPORATION NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
PART II. OTHER INFORMATION
SIGNATURES
CERTIFICATIONS