Form 10-Q
period 2002-10-31
ADE CORP
filed 2002-12-16
CIK 884498

Use these links to rapidly review the document
INDEX

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For Quarter Ended: October 31, 2002 or
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

YES ☒    NO ☐

        Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2) of the Exchange Act.

YES ☐    NO ☒

        Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock, par value $.01 per share	13,712,179 shares
Class	Outstanding at December 13, 2002

ADE CORPORATION

PART I.
FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements (unaudited):

ADE CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEET

(in thousands, unaudited)

	October 31, 2002	April 30, 2002
Assets
Current assets:
Cash and cash equivalents	$14,185	$26,108
Marketable securities	997	2,571
Accounts receivable, net	15,067	11,725
Inventories	32,242	32,701
Prepaid expenses and other current assets	718	1,278

Total current assets	63,209	74,383
Fixed assets, net	28,969	30,658
Investments	3,519	3,610
Intangible assets, net	1,058	1,283
Goodwill, net	1,318	1,318
Restricted cash	3,252	3,352
Other assets	144	147

Total assets	$101,469	$114,751

Liabilities and stockholders' equity
Current liabilities:
Current portion of long-term debt	$659	$646
Accounts payable	5,933	6,594
Accrued expenses and other current liabilities	8,573	12,004
Deferred income on sales to affiliates	2,174	1,470

Total current liabilities	17,339	20,714

Long-term debt	10,400	10,715

Stockholders' equity:
Common stock	137	137
Capital in excess of par value	103,746	103,553
Accumulated deficit	(30,650)	(22,439)
Accumulated other comprehensive income	497	2,071

Total stockholders' equity	73,730	83,322

Total liabilities and stockholders' equity	$101,469	$114,751

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ADE CORPORATION

CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS

(in thousands, except per share data, unaudited)

	Three months ended October 31,		Six months ended October 31,
	2002	2001	2002	2001
Net Revenue:
Systems and parts	$15,941	$19,526	$28,815	$42,618
Service	2,114	2,384	3,980	4,663

Total revenue	18,055	21,910	32,795	47,281

Cost of revenue:
Systems and parts	7,730	11,316	14,369	23,385
Service	2,277	2,413	4,580	5,264

Total cost of revenue	10,007	13,729	18,949	28,649

Gross profit	8,048	8,181	13,846	18,632

Operating expenses:
Research and development	4,349	5,961	9,192	12,076
Marketing and sales	2,909	3,551	5,709	7,138
General and administrative	2,441	2,796	5,295	5,108
Restructuring charges	711	—	1,588	—

Total operating expenses	10,410	12,308	21,784	24,322

Loss from operations	(2,362)	(4,127)	(7,938)	(5,690)
Interest and other income (expense), net	(88)	48	(207)	360

Loss before provision for income taxes and equity in net earnings (loss) of affiliated companies	(2,450)	(4,079)	(8,145)	(5,330)
Provision for income taxes	14	10,598	35	10,605

Loss before equity in net earnings (loss) of affiliated companies	(2,464)	(14,677)	(8,180)	(15,935)
Equity in net earnings (loss) of affiliated companies	34	109	(31)	177

Net loss	$(2,430)	$(14,568)	$(8,211)	$(15,758)

Basic loss per share	$(0.18)	$(1.07)	$(0.60)	$(1.16)
Diluted loss per share	$(0.18)	$(1.07)	$(0.60)	$(1.16)
Weighted average shares outstanding—basic	13,695	13,607	13,688	13,587
Weighted average shares outstanding—diluted	13,695	13,607	13,688	13,587

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ADE CORPORATION

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

(in thousands, unaudited)

	Six months ended October 31,
	2002	2001
Cash flows from operating activities:
Net loss	$(8,211)	$(15,758)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	2,371	2,835
Deferred income taxes	—	10,590
Equity in net (earnings) loss of affiliated companies, net of dividends received	91	(68)
Changes in assets and liabilities:
Accounts receivable, net	(3,342)	5,181
Inventories	459	4,466
Prepaid expenses and other current assets	560	(11)
Accounts payable	(661)	(955)
Accrued expenses and other current liabilities	(3,431)	(3,559)
Deferred income on sales to affiliate	704	777

Net cash provided by (used in) operating activities	(11,460)	3,498

Cash flows from investing activities:
Purchases of fixed assets	(457)	(2,096)
Change in restricted cash	100	100
Decrease in other assets	3	182

Net cash used in investing activities	(354)	(1,814)

Cash flows from financing activities:
Repayment of long-term debt	(302)	(298)
Proceeds from issuance of common stock	193	621

Net cash provided by (used in) financing activities	(109)	323

Net increase (decrease) in cash and cash equivalents	(11,923)	2,007
Cash and cash equivalents, beginning of period	26,108	29,220

Cash and cash equivalents, end of period	$14,185	$31,227

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

2.    Comprehensive Loss

        Comprehensive loss was as follows:

	Three months ended		Six months ended
	October 31, 2002	October 31, 2001	October 31, 2002	October 31, 2001
	(in thousands)		(in thousands)
Net loss	$(2,430)	$(14,568)	$(8,211)	$(15,758)
Other comprehensive loss:
Unrealized loss on marketable securities, net of $0 tax	(293)	(304)	(1,574)	(275)

Other comprehensive loss	(293)	(304)	(1,574)	(275)

Comprehensive loss	$(2,723)	$(14,872)	$(9,785)	$(16,033)

3.    Inventories

        Inventories consist of the following:

	October 31, 2002	April 30, 2002
	(unaudited)
	(in thousands)
Raw materials and purchased parts	$16,651	$16,228
Work-in-process	14,858	15,104
Finished goods	733	1,369

	$32,242	$32,701

4.    Goodwill and Intangible Assets

        In July 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 142 ("SFAS 142"), "Goodwill and Other Intangible Assets," which was effective for the Company on May 1, 2002. SFAS 142 requires, among other things, the discontinuance of goodwill amortization and includes provisions for the reclassification of certain existing recognized intangibles as goodwill, reassessment of the useful lives of existing recognized intangibles, and reclassification of certain intangibles out of previously reported goodwill. In accordance with this statement, the Company discontinued the amortization of its net goodwill of $1.3 million. In addition, the Company completed the transitional impairment test of its goodwill in the six months ended October 31, 2002 and no adjustment to goodwill was necessary. The Company is required to perform impairment tests under SFAS 142 annually and whenever events or changes in circumstances suggest that the goodwill may be impaired. During the second quarter of fiscal year 2003, the Company's market capitalization value fell below its book value for a brief period of time. If the Company's market value subsequently falls below its book value for an extended period of time in the future, the Company may be required to record an impairment of its goodwill and such amount could be material to the Company's results of operations. Had SFAS 142 been in effect during the three and six months ended October 31, 2001, the Company's net loss and net loss per share would have been as follows:

	Three months ended October 31,		Six months ended October 31,
	2002	2001	2002	2001
	(in thousands, except per share data, unaudited)
Reported net loss	$(2,430)	$(14,568)	$(8,211)	$(15,758)
Add back of goodwill amortization	—	59	—	118

Adjusted net loss	$(2,430)	$(14,509)	$(8,211)	$(15,640)

Reported basic and diluted net loss per share	$(0.18)	$(1.07)	$(0.60)	$(1.16)
Add back of goodwill amortization	—	—	—	0.01

Adjusted basic and diluted loss per share	$(0.18)	$(1.07)	$(0.60)	$(1.15)

        The Company has $2.9 million in capitalized license fees for software included in the Company's products, which are still being amortized and have accumulated amortization of $1.8 million and $1.6 million at October 31, 2002 and April 30, 2002, respectively. These license fees are amortized at the greater of 1) the ratio that current gross revenue for the related products bear to the total current and anticipated future gross revenue for those products or 2) on a straight-line basis over the estimated useful life of the related products. For the three and six months ended October 31, 2002, respectively, the Company amortized $113,000 and $226,000 of the license fees to the cost of revenue. Estimated amortization is $450,000 for the fiscal year ended April 30, 2003, $150,000 for each of the fiscal years ended April 30, 2004, 2005 and 2006, and $50,000 for the fiscal year ended April 30, 2007.

5.    Accrued Expenses and Other Current Liabilities

        Accrued expenses and other current liabilities consist of the following:

	October 31, 2002	April 30, 2002
	(unaudited)
	(in thousands)
Accrued salaries, wages and vacation pay	$1,736	$2,223
Accrued commissions	969	1,191
Accrued warranty costs	928	1,146
Accrued restructuring	576	—
Deferred revenue	1,927	4,537
Other	2,437	2,907

	$8,573	$12,004

6.    Restructuring

        During the second quarter of fiscal 2003, as a result of the continued downturn in the semiconductor industry, the Company recorded a restructuring charge of $711,000, which consisted primarily of severance expenses for the 41 terminated employees across all segments and various functional areas of the Company. The Company expects that all severance payments from the second quarter restructuring will be made by the end of fiscal year 2003.

        In August 2002, an agreement was entered into between the Company and its former Chief Executive Officer, Robert C. Abbe. Under the terms of the agreement, Mr. Abbe will receive a total of $1.1 million over a three year period, beginning in September 2002, for severance and consulting services. The Company recorded a restructuring charge of $307,000 for the severance portion of Mr. Abbe's agreement, which will be paid through September 2003. This amount is included in the $711,000 discussed above. The consulting portion of the agreement will be expensed as incurred.

        During the first quarter of fiscal 2003, the Company implemented selective headcount reductions and closed three satellite offices in response to the prolonged downturn in the semiconductor industry. The Company recorded a restructuring charge of $877,000, which consisted of $679,000 in employee severance expenses for the 39 terminated employees spread across all functional areas of the Company and $198,000 related to the closing of the satellite offices, which primarily represents future lease obligations on the vacated offices. When applicable, anticipated future sublease income relating to vacated offices was offset against the charge for the remaining lease payments. The sublease income was based on estimates and will be monitored going forward and is subject to change. The Company expects that all severance payments from the first quarter restructuring will be made by the end of fiscal year 2003. Below is a table summarizing the activity related to the restructuring accrual for the six months ended October 31, 2002:

	(in thousands)
	Severance	Office Closures	Total
Restructuring accrual	$679	$198	$877
Cash payments	(338)	(44)	(382)

Balance at July 31, 2002	341	154	495
Restructuring accrual	701	10	711
Cash payments	(566)	(64)	(630)

Balance at October 31, 2002	$476	$100	$576

7.    Earnings (Loss) Per Share

        Basic earnings (loss) per share is computed by dividing income (loss) available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share is computed using the weighted average number of common shares outstanding and gives effect to all dilutive potential common shares outstanding during the period. For the three months ended October 31, 2002 and 2001, respectively, 1,147,376 and 735,450 common shares issuable upon the exercise of stock options have been excluded from the computation of diluted earnings per share, as their effect would have been antidilutive. For the six months ended October 31, 2002 and 2001, respectively, 1,081,716 and 524,690 common shares issuable upon the exercise of stock options have been excluded from the computation of diluted earnings per share, as their effect would have been antidilutive. For the three and six months ended October 31, 2002 and 2001, basic and diluted loss per share is the same due to the antidilutive effect of potential common shares outstanding.

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

	SSG	PST	ATI	Total
	(in thousands)
For the quarter ended October 31, 2002
Revenue from external customers	$13,323	$2,139	$2,504	$17,966
Intersegment revenue	50	—	424	474
Income (loss) from operations	(1,855)	(569)	3	(2,421)
Depreciation and amortization expense	1,004	103	48	1,155
Capital expenditures	53	5	—	58
For the quarter ended October 31, 2001
Revenue from external customers	$17,142	$2,590	$1,947	$21,679
Intersegment revenue	199	—	212	411
Loss from operations	(3,410)	(344)	(461)	(4,215)
Depreciation and amortization expense	1,195	94	57	1,346
Capital expenditures	1,139	—	17	1,156
	SSG	PST	ATI	Total
	(in thousands)
For the six months ended October 31, 2002
Revenue from external customers	$23,654	$4,972	$4,048	$32,674
Intersegment revenue	50	—	650	700
Loss from operations	(7,297)	(457)	(272)	(8,026)
Depreciation and amortization expense	2,070	201	100	2,371
Capital expenditures	367	90	—	457
For the six months ended October 31, 2001
Revenue from external customers	$36,699	$3,744	$3,683	$44,126
Intersegment revenue	397	—	515	912
Loss from operations	(4,946)	(1,625)	(777)	(7,348)
Depreciation and amortization expense	2,533	189	113	2,835
Capital expenditures	1,959	49	88	2,096

        The following is a reconciliation for the above items where aggregate reportable segment amounts differ from amounts contained in the Company's consolidated financial statements.

	Three months ended October 31,		Six months ended October 31,
	2002	2001	2002	2001
Total external revenue for reportable segments	$17,966	$21,679	$32,674	$44,126
Net impact of revenue recognition on sales to affiliate	89	231	121	3,155

Total consolidated revenue	$18,055	$21,910	$32,795	$47,281

Total operating loss for reportable segments	$(2,421)	$(4,215)	$(8,026)	$(7,348)
Net impact of intercompany gross profit eliminations and deferred profit on sales to affiliate	59	88	88	1,658

Total consolidated operating loss	$(2,362)	$(4,127)	$(7,938)	$(5,690)

9.    New Accounting Pronouncements

        In November 2002, the Financial Accounting Standards Board ("FASB") issued FASB Interpretation No. 45 ("FIN 45"), "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." FIN 45 requires that upon issuance of a guarantee, the guarantor must recognize a liability for the fair value of the obligation it assumes under that guarantee. The disclosure provisions of FIN 45 are effective for financial statements of interim or annual periods that end after December 15, 2002. The provisions for initial recognition and measurement are effective on a prospective basis for guarantees that are issued or modified after December 31, 2002, irrespective of a guarantor's year-end. The impact of FIN 45 on the Company's financial statements has not yet been determined.

        In June 2002, the FASB issued Statement of Financial Accounting Standards No. 146 ("SFAS 146"), "Accounting for Costs Associated with Exit or Disposal Activities." SFAS 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies EITF Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)" and must be applied beginning January 1, 2003. SFAS 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred rather than when the exit or disposal plan is approved. The Company will adopt the provisions of SFAS 146 for exit and disposal activities that are initiated after December 31, 2002 as required by the standard.

        In October 2001, the FASB issued Statement of Financial Accounting Standards No. 144 ("SFAS 144"), "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS 144 requires one method of accounting for long-lived assets disposed of by sale. SFAS 144 is effective for financial statements issued for fiscal years beginning after December 15, 2001. The adoption of SFAS 144 by the Company during the quarter ended July 31, 2002 did not have a material impact on its current financial position and results of operations.

10.  Pending Litigation

        On October 12, 2000, the Company filed a patent infringement lawsuit against KLA-Tencor (KLA), a competitor, in the U.S. District Court in Delaware. The Company seeks damages and a permanent injunction against further infringement of United States Patent Number 6,118,525, entitled "Wafer

Inspection System for Distinguishing Pits and Particles." On November 22, 2000, KLA filed a counterclaim in the United States District Court in Delaware alleging that the Company has infringed three patents owned by KLA. KLA is seeking damages for the alleged patent infringement and a permanent injunction against future infringement. In addition, KLA has asked the District Court for a declaration that United States Patent Number 6,118,525, owned by the Company, is invalid and not infringed by KLA. At this time, the Company cannot predict the outcome or the amount of gain or loss, if any, from this lawsuit.

        On October 18, 2002, a former employee of the Company filed a civil action against the Company in Massachusetts Superior Court, Suffolk County, alleging that the Company breached his employment contract with the Company and seeking damages of approximately $500,000. The Company has filed an answer to the former employee's complaint denying his allegations, and believes that the former employee's claim lacks merit. The Company has also filed counterclaims against the employee. In July 2002, the same former employee filed two charges of discrimination against the Company with the Massachusetts Commission Against Discrimination ("MCAD") alleging that the Company exposed him to hostile work environment, and retaliated against him for complaining about that environment. The former employee seeks damages in an unspecified amount. The MCAD served the charges on ADE in late October 2002. The Company has filed an answer to the former employee's charges, which remain under investigation by the MCAD, and believes that the charges lack merit. The Company plans to defend the civil action and MCAD charges vigorously. Since the matters are at a preliminary stage, the Company is unable to predict the outcome or amount of the related expense, or loss, if any, associated with either litigation. However, the Company believes that any related expense or loss will be fully covered under the Company's insurance policies.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations:

Introduction

        ADE Corporation (the "Company") designs, manufactures, markets and services highly precise, automated measurement, defect detection and handling equipment with current applications in the production of semiconductor wafers, semiconductor devices and computer disks. The Company operates three major business segments, the Semiconductor Systems Group ("SSG"), ADE Phase Shift ("PST") and ADE Technologies ("ATI"). The Semiconductor Systems Group manufactures multifunctional semiconductor metrology and automation systems and optical wafer defect inspection equipment used to detect particles and other defects on silicon wafer surfaces. ADE Phase Shift manufactures high-performance, non-contact surface metrology equipment using advanced interferometric technology that provides enhanced yield management to the data storage, semiconductor and optics industries. ADE Technologies manufactures high precision magnetic characterization and non-contact dimensional metrology gaging systems primarily for the data storage industry.

        The Company's markets are cyclical. Since the second quarter of fiscal year 2002, the Company has experienced decreased demand for its products in all business segments as a result of the downturn in the semiconductor wafer and device manufacturing industries as well as the magnetic data storage industry. Consequently, the Company has experienced reduced order levels and revenues. In response to the industry downturn, we have undertaken cost reduction measures, including headcount reductions, while maintaining our investment in research and development to position the Company for the next wave of capital spending in the semiconductor wafer and device manufacturing industries as well as the data storage industry. Although the Company is beginning to see signs of increased capital spending in the semiconductor wafer and device manufacturing and magnetic data storage industries, no assurances can be made that it will lead to a sustainable increase in orders and revenue for the Company.

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

Restructuring

        During the second quarter of fiscal 2003, as a result of the continued downturn in the semiconductor industry, the Company recorded a restructuring charge of $711,000, which consisted primarily of severance expenses for the 41 terminated employees across all segments and various functional areas of the Company. The Company expects that all severance payments from the second quarter restructuring will be made by the end of fiscal year 2003.

        In August 2002, an agreement was entered into between the Company and its former Chief Executive Officer, Robert C. Abbe. Under the terms of the agreement, Mr. Abbe will receive a total of $1.1 million over a three year period, beginning in September 2002, for severance and consulting services. The Company recorded a restructuring charge of $307,000 for the severance portion of Mr. Abbe's agreement, which will be paid through September 2003. This amount is included in the $711,000 discussed above. The consulting portion of the agreement will be expensed as incurred.

        During the first quarter of fiscal 2003, the Company implemented selective headcount reductions and closed three satellite offices in response to the prolonged downturn in the semiconductor industry. The Company recorded a restructuring charge of $877,000, which consisted of $679,000 in employee severance expenses for the 39 terminated employees spread across all functional areas of the Company and $198,000 related to the closing of the satellite offices, which primarily represents future lease obligations on the vacated offices. When applicable, anticipated future sublease income relating to vacated offices was offset against the charge for the remaining lease payments. The sublease income was based on estimates and will be monitored going forward and is subject to change. The Company expects that all severance payments from the first quarter restructuring will be made by the end of fiscal year 2003. Below is a table summarizing the activity related to the restructuring accrual for the six months ended October 31, 2002:

	(in thousands)
	Severance	Office Closures	Total
Restructuring accrual	$679	$198	$877
Cash payments	(338)	(44)	(382)

Balance at July 31, 2002	341	154	495
Restructuring accrual	701	10	711
Cash payments	(566)	(64)	(630)

Balance at October 31, 2002	$476	$100	$576

Critical Accounting Policies, Significant Judgments and Estimates

        The discussion and analysis of the Company's financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure at the date of our financial statements. On an on-going basis, management evaluates its estimates and judgments, including those related to bad debts, inventories, intangible assets, income taxes, and warranty obligations. Management bases its estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. The Company considers certain accounting policies related to revenue recognition and allowance for doubtful accounts, inventory valuation, accounting for incomes taxes and valuation of long-lived assets to be critical policies due to the estimates and judgments involved in each. Except for the critical accounting policy regarding the valuation of long-lived assets, described below, our critical accounting policies have not changed since April 30, 2002.

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

Valuation of Goodwill and Long-Lived Assets

        Intangible assets consist of $1.3 million of goodwill obtained through the acquisition of the Semiconductor Solutions Division of LPA Software, Inc. ("SSD") in September 1997 as well as $1.1 million of capitalized license fees for software included in the Company's products. In July 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 142 ("SFAS 142"), "Goodwill and Other Intangible Assets," which was effective for the Company on May 1, 2002. SFAS 142 requires, among other things, the discontinuance of goodwill amortization and includes provisions for the reclassification of certain existing recognized intangibles as goodwill, reassessment of the useful lives of existing recognized intangibles, and reclassification of certain intangibles out of previously reported goodwill. In accordance with this statement, the Company discontinued the amortization of its net goodwill of $1.3 million on May 1, 2002. In addition, the Company was required to perform a transitional impairment test for goodwill under SFAS 142. The impairment test under SFAS 142 uses a two-step process. The first step compares the fair value of the reporting unit with the unit's carrying value, including goodwill. If the carrying value of the reporting unit is greater than fair value, the unit's goodwill may be impaired, and the second step must be completed to measure the amount of the goodwill impairment charge, if any. In the second step, the implied fair value of the reporting unit's goodwill is compared with the carrying amount of the unit's goodwill. If the carrying amount is greater than the implied fair value, the carrying value of the goodwill must be written down to its implied fair value.

        The Company completed the transitional impairment test of its goodwill in the six months ended October 31, 2002 and no adjustment to goodwill was necessary. The Company is required to perform impairment tests under SFAS 142 annually and whenever events or changes in circumstances suggest that the goodwill may be impaired. During the second quarter of fiscal 2003, the Company's market capitalization value fell below its book value for a brief period of time. If the Company's market value subsequently falls below its book value for an extended period of time in the future, the Company may be required to record an impairment of its goodwill and such amount could be material to the Company's results of operations

        Net capitalized license fees of $1.1 million for software included in the Company's products are amortized at the greater of 1) the ratio that current gross revenue for the related products bear to the total current and anticipated future gross revenue for those products or 2) on a straight-line basis over its estimated useful life. In accordance with Statement of Financial Accounting Standards Board No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," which was adopted by the Company on May 1, 2002, the carrying value of intangible assets and other long-lived assets is reviewed on a regular basis for the existence of facts or circumstances, both internally and externally, that may suggest an asset is not recoverable, that is, if the carrying amount exceeds the sum of the undiscounted cash flows expected to result from the assets use and eventual disposition. Factors we consider important that could trigger the impairment review include:

  •
  significant underperformance relative to historical or projected future operating results;

  •
  significant negative industry or economic trends;

  •
  significant decrease in the market value of the long-lived asset;

  •
  significant adverse change to the extent or manner in which a long-lived asset is being used or in its physical condition;

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

        Significant management judgments and estimates must be made when establishing criteria for future cash flows, estimating reporting unit fair value and assessing impairment. If our judgments and estimates relating to goodwill and long-lived assets prove to be inadequate, an asset may be determined to be impaired and our financial results could be materially adversely impacted. Likewise, if a future event or circumstance indicates that an impairment assessment is required and, through the performance of that assessment, an asset is determined to be impaired, our financial results could be materially and adversely impacted in future periods.

Off-Balance Sheet Arrangements

        We have not created, and are not party to, any special-purpose or off-balance sheet entities for the purpose of raising capital, incurring debt or operating parts of our business that are not consolidated into our financial statements. We do not have any arrangements or relationships with entities that are not consolidated into our financial statements that are reasonably likely to materially affect our liquidity or the availability of our capital resources, except as set forth below under "Liquidity and Capital Resources."

Results of Operations

Three Months Ended October 31, 2002 compared to Three Months Ended October 31, 2001

        Systems and parts revenue.    Systems and parts revenue decreased 18% to $15.9 million in the second quarter of fiscal 2003 from $19.5 million in the second quarter of fiscal 2002. Revenue in the SSG segment decreased 28% to $11.5 million in the second quarter of fiscal 2003 compared to $15.9 million in the year earlier period. Decreased sales of the Company's products in the SSG segment reflected a decrease in demand for capital equipment in the semiconductor wafer and device industries as a result of the current severe down cycle. Revenue in the PST segment decreased 17% to $2.1 million in the second quarter of fiscal 2003 compared to $2.6 million in the year earlier period. The decrease in revenue from the PST segment was due primarily to the timing of revenue recognition by the Company's Japanese affiliate.

        Wafer manufacturers' capital equipment purchases have been focused on advanced industry requirements rather than on capacity expansion, which resulted in technology purchases of the Company's next generation of products. However, wafer manufacturers have been slowly adding capacity and the Company has experienced an increase in shipments of legacy products as a result of these capacity related purchases. For the three months ended October 31, 2002, 79% of the Company's revenue was derived from the semiconductor industry compared to 84% for the year earlier period. The Company sells its semiconductor products to both wafer and device manufacturers. Historically, the Company's semiconductor revenue has been derived more from wafer manufacturers than device manufacturers. For the three months ended October 31, 2002, 85% of semiconductor revenue was derived from wafer manufacturers while 15% was derived from device manufacturers compared to 81% and 19%, respectively, for the year earlier period. An increase in short-term chip demand or increases in semiconductor market capital expenditures is expected to impact device manufacturers prior to wafer manufacturers as wafer manufacturers are further down on the overall semiconductor industry supply chain. For the third quarter of fiscal 2003, the Company expects revenue from the semiconductor industry to increase slightly from second quarter revenues. However, the Company can make no assurances that the expected increase in third quarter revenue can be sustained over the balance of its fiscal year.

        The data storage industry has experienced extreme pricing pressure, consolidation and excess supply in many data storage market segments, which has resulted in reduced production and capital equipment purchases. However, revenue from the products that are marketed to the data storage industry by the Company's ATI segment increased 38% to $2.7 million in the second quarter of fiscal 2003 compared to $2.0 million in the year earlier period. The increase in revenue is due primarily to increased shipments of the Company's magnetic storage products during the second quarter of fiscal 2003. Data storage industry revenue comprised 21% of total revenue for the three months ended October 31, 2002, compared to 16% for the year earlier period. The Company can make no assurances that the increase in revenue in the short term can be sustained into the next quarter and over the balance of its fiscal year.

        Service revenue.    Service revenue decreased 11% to $2.1 million in the second quarter of fiscal 2003 compared to $2.4 million in the second quarter of fiscal 2002. The Company's service revenue consists of fees for installation, training, product maintenance and technical support services. The majority of the Company's service revenue is derived from the SSG segment. The decrease in service revenue reflects the current severe down cycle in the wafer and device manufacturing industries.

        Gross profit—systems and parts.    Gross profit increased to 52% in the second quarter of fiscal 2003 from 42% in the second quarter of fiscal 2002. The increase in gross profit in all segments was primarily due to factory overhead cost reductions undertaken over the past fiscal year. The Company expects gross profit over the short term to be consistent with the quarter ended October 31, 2002.

        Gross profit—service.    Gross profit decreased to (8%) in the second quarter of fiscal 2003 from (1%) in the second quarter of fiscal 2002. The decrease in gross profit was due primarily to the decreased level of service revenue in the second quarter of fiscal 2003 compared to the year earlier period.

        Research and development.    Research and development expense decreased $1.6 million, or 27%, to $4.3 million in the second quarter of fiscal 2003 from $6.0 million in the second quarter of fiscal 2002 and decreased as a percentage of revenue to 24% compared to 27% in the second quarter of fiscal 2002. The decrease in expense resulted primarily from a decrease in payroll, consulting and project material expenses in all segments, which were part of the overall cost reduction measures taken by the Company over the past fiscal year. The Company continues to invest in its AFS, AWIS, NanoMapper™ and WaferSight products as well as new products for the magnetic storage industry, including those that measure the magnetic properties of materials used in manufacturing disk drives. The decrease in expense as a percentage of revenues reflects the cost reductions mentioned above. The Company expects the decrease in research and development expense to continue over the short term as the benefit of recent cost reduction measures takes effect.

        Marketing and sales.    Marketing and sales expense decreased $0.6 million, or 18%, to $2.9 million in the second quarter of fiscal 2003 from $3.6 million in the second quarter of 2002 and was consistent as a percentage of revenue at 16% compared to the second quarter of fiscal 2002. The decreased expense resulted primarily from decreased payroll expense and discretionary spending including travel and advertising in all segments of the Company. Also contributing to the decrease in expense was a decrease in commissions expense on sales made through internal and external sales representatives directly attributable to the decrease in sales during the second quarter of fiscal 2003. The mix of sales channels through which the Company's products are sold may have a significant impact on the Company's marketing and sales expense and the results in any period may not be indicative of marketing and sales expense for future periods.

        General and administrative.    General and administrative expense decreased $0.4 million, or 13%, to $2.4 million in the second quarter of fiscal 2003 from $2.8 million in the second quarter of fiscal 2002 and increased as a percentage of revenue to 14% from 13% in the second quarter of 2002. Expense decreased primarily due a decrease in payroll and benefits expenses, which were part of the overall cost reduction measures taken by the Company over the past fiscal year. Legal and patent expenses in the second quarter of fiscal 2003 were consistent with the same period in the prior fiscal year.

        Interest and other income (expense), net.    Net interest and other income (expense) was ($88,000) in the second quarter of fiscal 2003 compared to net interest and other income (expense) of $48,000 in the second quarter of fiscal 2002. Interest income and other income of $109,000 for the second quarter of fiscal 2003 was offset by $197,000 of interest expense. The decrease in interest and other income resulted primarily from lower interest returns due to lower interest rates and invested cash balances during the second quarter of fiscal 2003 compared to the year earlier period. Interest expense in the second quarter of fiscal 2003 was slightly less than the year earlier period.

        Income taxes.    There was a provision for income taxes of $14,000 in the second quarter of fiscal 2003 compared to a provision for income taxes of $10.6 million in the second quarter of fiscal 2002. The provision for income taxes in the second quarter of fiscal 2003 primarily consists of foreign income taxes. The provision for income taxes in the second quarter of fiscal 2002 was due primarily to an increase in the valuation allowance against the Company's deferred tax assets in accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes."

        Equity in net earnings of affiliated companies.    Equity in net earnings of affiliated companies was $34,000 in the second quarter of fiscal 2003 compared to $109,000 in the second quarter of fiscal 2002. The Company's Japanese affiliate sells primarily to the semiconductor industry and the current period earnings reflect the timing of shipments and the recognition of revenue by the affiliate.

Six Months Ended October 31, 2002 compared to Six Months Ended October 31, 2001

        Systems and parts revenue.    Systems and parts revenue decreased 32% to $28.8 million in the six months ended October 31, 2002 from $42.6 million in the year earlier period. Revenue in the SSG segment decreased 40% to $20.1 million in the six months ended October 31, 2002 from $33.6 million in the year earlier period. Decreased sales of the Company's products in the SSG segment reflected a decrease in demand for capital equipment in the semiconductor wafer and device industries as a result of the current severe down cycle. Revenue in the PST segment increased 33% to $5.0 million in the six months ended October 31, 2002 from to $3.7 million in the year earlier period. The increase in revenue from the PST segment was due to increased shipments of PST's NanoMapper™ tool in the six months ended October 31, 2002, compared to the year earlier period.

        Wafer manufacturers' capital equipment purchases have been focused on advanced industry requirements rather than on capacity expansion, which resulted in technology purchases of the Company's next generation of products. However, wafer manufacturers have been slowly adding capacity and the Company has experienced an increase in shipments of legacy products as a result of these capacity related purchases. For the six months ended October 31, 2002, 72% of the Company's revenue was derived from the semiconductor industry compared to 86% for the year earlier period. The Company sells its semiconductor products to both wafer and device manufacturers. Historically, the Company's semiconductor revenue has been derived more from wafer manufacturers than device manufacturers. For the six months ended October 31, 2002, 89% of semiconductor revenue was derived from wafer manufacturers while 11% was derived from device manufacturers compared to 87% and 13%, respectively, for the year earlier period. An increase in short-term chip demand or increases in semiconductor market capital expenditures is expected to impact device manufacturers prior to wafer manufacturers as wafer manufacturers are further down on the overall semiconductor industry supply chain. For the third quarter of fiscal 2003, the Company expects revenue from the semiconductor industry to increase slightly from second quarter revenues. However, the Company can make no assurances that the expected increase in revenue in the third quarter can be sustained over the balance of its fiscal year.

        The data storage industry has experienced extreme pricing pressure, consolidation and excess supply in many data storage market segments, which has resulted in reduced production and capital equipment purchases. However, revenue from the products that are marketed to the data storage industry by the Company's ATI segment increased 11% to $4.3 million in the six months ended October 31, 2002 from $3.9 million in the year earlier period. The increase in revenue is due primarily to increased shipments of the Company's magnetic storage products during the second quarter of fiscal 2003. Data storage industry revenue comprised 19% of total revenue for the six months ended October 31, 2002, compared to 14% for the year earlier period. The Company can make no assurances that the increase in revenue in the short term can be sustained into the next quarter and over the balance of its fiscal year.

        Service revenue.    Service revenue decreased 15% to $4.0 million in the six months ended October 31, 2002 from $4.7 million in the year earlier period. The Company's service revenue consists of fees for installation, training, product maintenance and technical support services. The majority of the Company's service revenue is derived from the SSG segment. The decrease in service revenue reflects the current severe down cycle in the wafer and device manufacturing industries.

        Gross profit—systems and parts.    Gross profit increased to 50% in the six months ended October 31, 2002 from 45% in the year earlier period. The increase in gross profit in all segments was due primarily to factory overhead cost reductions undertaken over the past fiscal year. Also contributing to the increase in gross profit was an increase in gross profit from the PST segment due to increased revenue as discussed above. The Company expects gross profit over the short term to be consistent with the quarter ended October 31, 2002.

        Gross profit—service.    Gross profit decreased to (15%) in the six months ended October 31, 2002 from (12%) in the year earlier period. The decrease in gross profit was due primarily to the decreased level of service revenue in the six months ended October 31, 2002 compared to the year earlier period.

        Research and development.    Research and development expense decreased $2.9 million, or 24%, to $9.2 million in the six months ended October 31, 2002 from $12.1 million in the year earlier period and increased as a percentage of revenue to 28% compared to 26% in the year earlier period. The decrease in expense resulted primarily from a decrease in payroll, consulting and project material expenses in all segments, which were part of the overall cost reduction measures taken by the Company over the past fiscal year. The Company continues to invest in its AFS, AWIS, NanoMapper and WaferSight products as well as new products for the magnetic storage industry, including those that measure the magnetic properties of materials used in manufacturing disk drives. The increase in expense as a percentage of revenues reflects the decrease in revenue mentioned above. The Company expects the decrease in research and development expense to continue over the short term as the benefit of recent cost reduction measures takes effect.

        Marketing and sales.    Marketing and sales expense decreased $1.4 million, or 20%, to $5.7 million in the six months ended October 31, 2002 from $7.1 million in the year earlier period and increased as a percentage of revenue to 17% compared to 15% in the year earlier period. The decreased expense resulted primarily from a decrease in commissions expense on sales made through internal and external sales representatives due to the decrease in sales during the six months ended October 31, 2002. Also contributing to the decrease in expense was decreased payroll expense and discretionary spending including travel and advertising in all segments of the Company. The mix of sales channels through which the Company's products are sold may have a significant impact on the Company's marketing and sales expense and the results in any period may not be indicative of marketing and sales expense for future periods.

        General and administrative.    General and administrative expense increased $0.2 million, or 4%, to $5.3 million in the six months ended October 31, 2002 from $5.1 million in the year earlier period and increased as a percentage of revenue to 16% from 11% in the year earlier period. Expense increased primarily due an increase in legal and patent expense as a result of the ongoing litigation with KLA-Tencor. This increase in legal and patent expense was slightly offset by a decrease in payroll and benefits expense, which was part of the overall cost reduction measures taken by the Company over the past fiscal year.

        Interest and other income (expense), net.    Net interest and other income (expense) was ($207,000) in the six months ended October 31, 2002 compared to net interest and other income (expense) of $360,000 in the year earlier period. Interest income and other income of $191,000 for the six months ended October 31, 2002 was offset by $398,000 of interest expense. The decrease in interest and other income resulted primarily from lower interest returns due to lower interest rates and invested cash balances during the six months ended October 31, 2002 compared to the year earlier period. Interest expense in the six months ended October 31, 2002 was slightly less than the year earlier period.

        Income taxes.    There was a provision for income taxes of $35,000 in the six months ended October 31, 2002 compared to a provision for income taxes of $10.6 million in the year earlier period. The provision for income taxes in the six months ended October 31, 2002 primarily consists of foreign income taxes. The provision for income taxes in the six months ended October 31, 2001 was due primarily to an increase in the valuation allowance against the Company's deferred tax assets in accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes."

        Equity in Net Earnings (Loss) of Affiliated Companies.    Equity in net earnings (loss) of affiliated companies was ($31,000) in the six months ended October 31, 2002 compared to $177,000 in the year earlier period. The Company's Japanese affiliate sells primarily to the semiconductor industry and the current period loss reflects the timing of shipments and the recognition of revenue by the affiliate.

Liquidity and Capital Resources

        At October 31, 2002, the Company had $14.2 million in cash and cash equivalents and $45.9 million in working capital. In addition, the Company had $3.3 million in restricted cash used as security for a tax-exempt Industrial Development Bond ("IDB") issued through the Massachusetts Industrial Finance Agency in December 1997. Under the terms of the bond agreement, the Company may substitute a letter of credit in an amount equal to approximately 105% of the outstanding principal balance as collateral for the Company's obligations under the IDB, assuming the Company has the ability to borrow under a credit facility. Such actions would allow the restricted cash balance to be used for general corporate purposes. The Company has a standby letter of credit from a financial institution to collateralize the issuance of a tax-exempt IDB in June 1996 through the Massachusetts Industrial Finance Agency. The Company also has a standby letter of credit from the same financial institution to collateralize the issuance of a tax-exempt IDB in April 1999 through the Industrial Development Authority of the County of Pima, Arizona. The agreements under which the letters of credit were issued are secured by mortgages on Company buildings and land in Westwood, Massachusetts and Tucson, Arizona. Under the terms of the agreements under which these letters of credit were issued, the Company is required to comply with certain financial covenants. As of October 31, 2002, the Company was in violation of one covenant under each such agreement, relating in one instance to maintaining a requisite level of cash and in the other to maintaining a requisite debt service coverage ratio. The Company has obtained a waiver for these violations for the quarter ended October 31, 2002. The Company cannot provide assurance that it will be in compliance with these covenants at the end of the fiscal quarter ending January 31, 2003. If it were not to be in compliance at that time, the

Company would attempt to obtain additional waivers. The Company is engaged in discussions with financial institutions regarding obtaining financing to replace or eliminate the letters of credit. If the Company were unsuccessful in obtaining refinancing or additional waivers, the issuer of the letters of credit could notify the holders of the IDBs, as the beneficiaries of the letters of credit, of its intention to terminate the letters of credit. The beneficiaries would then be able to draw upon the letters of credit. The issuer of the letters of credit would then have the right to demand immediate reimbursement from the Company of the amounts paid to the beneficiaries and to foreclose on collateral (restricted cash and real property) securing the amounts due to the issuer of the letters of credit.

        Cash used in operating activities for the six months ended October 31, 2002 was $11.5 million. This amount resulted from net loss of $8.2 million adjusted for non-cash charges of $2.5 million and a $5.7 million net increase in working capital accounts. Non-cash items consisted primarily of $2.4 million of depreciation and amortization and $0.1 million of equity in the net earnings of affiliated companies. Working capital items consisted primarily of increases in accounts receivable of $3.3 million and deferred income on sales to affiliates of $0.7 million and decreases in inventories of $0.5 million, prepaid expenses and other current assets of $0.6 million, accounts payable of $0.7 million, and accrued expenses and other current liabilities of $3.4 million. The increase in accounts receivable was due to the increase of shipments during the second quarter of fiscal 2003. The increase in deferred income on sales to affiliate is due to the timing of shipments and revenue recognition by the Company's Japanese affiliate. The decrease in inventory was due to increased shipments during the second quarter of fiscal 2003. The decrease in accounts payable was primarily due to the timing of payments to vendors. The decrease in accrued expenses and other current liabilities was primarily due to the decrease in deferred revenue, accrued salaries, wages and vacation pay and accrued warranty.

        Cash used in investing activities was $0.4 million, and consisted primarily of $0.5 million for purchases of fixed assets, which was partially offset by a combined decrease in other assets and restricted cash of $0.1 million.

        Cash used in financing activities was $0.1 million, which consisted of $0.3 million in repayments of long-term debt, which were offset by $0.2 million of aggregate proceeds from the issuance of common stock from the exercise of stock options and stock purchased through the Company's employee stock purchase plan.

        Under GAAP, certain obligations and commitments are not required to be included in the consolidated balance sheet. These obligations and commitments, while entered into in the normal course of business, may have a material impact on liquidity. The Company does not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As such, the Company is not exposed to any financing, liquidity, market or credit risk that could arise if the Company had engaged in such relationships.

        The following table discloses our contractual payment obligations as of October 31, 2002. The operating lease and consulting agreement obligations are not included in the unaudited condensed consolidated financial statements included under "Item 1. Financial Information." The principal portion of the long term debt is included in the unaudited condensed consolidated financial statements.

Payments due by period

	(in thousands)
	Less than 1 year	1-3 years	Greater than 3 years	Total
Long term debt	$1,264	$2,493	$10,091	$13,848
Operating leases	649	817	343	1,809
Consulting agreement (Note 6)	306	411	—	717

	$2,219	$3,721	$10,434	$16,374

        The Company also enters into purchase order commitments in the normal course of business, of which the liability is not included in the financial statements in accordance with GAAP.

        The Company expects to meet its near-term working capital needs and capital expenditures primarily through available cash and cash equivalents, which will primarily be generated from sales to both existing and new customers. However, the Company can provide no assurance that it will be able to maintain its current customer base or acquire new customers. The Company expects to further reduce its cash burn rate, approaching cash break-even, as it expects revenues to increase slightly and expenses to be lower than the quarter ended October 31, 2002.

Other Risk Factors and Trends

        Capital expenditures by semiconductor wafer and device manufacturers historically have been cyclical as they in turn depend upon the current and anticipated demand for integrated circuits. While the semiconductor industry is in the midst of a severe down cycle, it is not clear when semiconductor wafer manufacturers, who account for approximately 67% of the Company's revenue, will be in a position to increase their purchases of capital equipment. The data storage industry has been in a period of oversupply and excess manufacturing capacity for an extended period of time and this has also had an adverse impact on the Company. At October 31, 2002, the Company's backlog was $23.3 million. The Company remains uncertain about when sustained growth in revenue will return. The Company continues to evaluate its cost structure relative to expected revenue and will continue to implement aggressive cost containment measures where necessary. However, the Company cannot provide assurance that it will be able to implement cost containment measures in a timely or cost effective manner.

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

        As discussed above, the Company was in violation of covenants under two standby letters of credit and has obtained a waiver for the violated covenants. The Company cannot provide assurance that it will be in compliance with its covenants in the future, or if it were to not be in compliance, whether or not it would be able to obtain additional waivers, be able to refinance the letters of credit, be required to reimburse the amounts of the letters of credit or lose its collateral securing the amounts of the letters of credit.

New Accounting Pronouncements

        In November 2002, the Financial Accounting Standards Board ("FASB") issued FASB Interpretation No. 45 ("FIN 45"), "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." FIN 45 requires that upon issuance of a guarantee, the guarantor must recognize a liability for the fair value of the obligation it assumes under that guarantee. The disclosure provisions of FIN 45 are effective for financial statements of interim or annual periods that end after December 15, 2002. The provisions for initial recognition and measurement are effective on a prospective basis for guarantees that are issued or modified after December 31, 2002, irrespective of a guarantor's year-end. The impact of FIN 45 on the Company's financial statements has not yet been determined.

        In June 2002, the FASB issued Statement of Financial Accounting Standards No. 146 ("SFAS 146"), "Accounting for Costs Associated with Exit or Disposal Activities." SFAS 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies EITF Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)" and must be applied beginning January 1, 2003. SFAS 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred rather than when the exit or disposal plan is approved. The Company will adopt the provisions of SFAS 146 for exit and disposal activities that are initiated after December 31, 2002 as required by the standard.

        In October 2001, the FASB issued Statement of Financial Accounting Standards No. 144 ("SFAS 144"), "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS 144 requires one method of accounting for long-lived assets disposed of by sale. SFAS 144 is effective for financial statements issued for fiscal years beginning after December 15, 2001. The adoption of SFAS 144 by the Company during the quarter ended July 31, 2002 did not have a material impact on its current financial position and results of operations.

Item 3. Quantitative and Qualitative Disclosures About Market Risk:

        At October 31, 2002, the Company's exposure to market risk relates primarily to changes in interest rates on its investment portfolio. The Company's cash equivalents consist primarily of fixed income securities. The Company invests only with high credit quality issuers and does not use derivative financial instruments in its investment portfolio. The Company does not believe that a sharp increase or decrease in interest rates would have a material adverse impact on the fair value of its investment portfolio. The Company's long-term borrowings are at fixed interest rates.

        In addition, a portion of the Company's business is conducted outside the United States through its foreign subsidiaries and an affiliate. The Company generally transacts business in international markets in United States currency, but pays its employees in local currencies. Accordingly, the Company is subject to exposure from adverse movements in foreign currency exchange rates.

Item 4. Controls and Procedures:

(a)
Evaluation of Disclosure Controls and Procedures

        The term "disclosure controls and procedures" is defined in Rules 13a-14(c) and 15d-14(c) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). These rules refer to the controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files under the Exchange Act is recorded, processed, summarized and reported within required time periods. Within 90 days prior to the filing date of this Form 10-Q (the "Evaluation Date"), the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's chief executive officer and chief financial officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based upon that evaluation, the chief executive officer and chief financial officer have concluded that, as of the Evaluation Date, such disclosure controls and procedures were effective in ensuring that required information will be disclosed on a timely basis in the Company's reports filed under the Exchange Act.

(b)
Changes in Internal Controls

        The Company maintains a system of internal accounting controls that are designed to provide reasonable assurance that the Company's transactions are properly recorded, that the Company's assets are safeguarded against unauthorized or improper use and that the Company's transactions are properly recorded and reported. As part of the evaluation of the Company's disclosure controls and procedures, the Company evaluated its internal controls. There were no significant changes to the Company's internal controls or other factors that could significantly affect the controls subsequent to the Evaluation Date, nor were any corrective actions taken with regard to any significant deficiencies or material weaknesses.

PART II.
OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders:

        The Annual Meeting of Stockholders of the Company was held on September 18, 2002. The stockholders voted on the following matters:

1.
Election of Directors

Nominee	For	Withheld
Harris Clay	11,760,364	38,814
Landon T. Clay	11,760,364	38,814
H. Kimball Faulkner	11,744,154	55,024
Francis B. Lothrop, Jr.	11,760,364	38,814
Chris L. Koliopoulos	10,201,339	1,597,839
Kendall Wright	11,760,264	38,914

        There were no abstentions with respect to this matter.

2.
Proposal to fix the size of the Board of Directors at six.

For	Against	Abstain
9,497,917	2,292,961	8,300
3.
Appointment of PricewaterhouseCoopers LLP as the Company's independent public accountants for the fiscal year ending April 30, 2003.

For	Against	Abstain
11,782,487	13,110	3,581

Item 6. Exhibits and Reports on Form 8-K:

(a)
Exhibits

Exhibit Number	Description
21.1	Subsidiaries of the Company.
99.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
(b)
Reports on Form 8-K

  None.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ADE CORPORATION
Date: December 16, 2002	/s/ CHRIS L. KOLIOPOULOS Chris L. Koliopoulos President and Chief Executive Officer
Date: December 16, 2002	/s/ BRIAN C. JAMES Brian C. James Executive Vice President and Chief Financial Officer

CERTIFICATION

Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

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

4.
The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)
designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)
evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c)
presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.
The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a)
all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b)
any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6.
The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: December 16, 2002	/s/ CHRIS L. KOLIOPOULOS Chris L. Koliopoulos President and Chief Executive Officer

CERTIFICATION

Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

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

4.
The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)
designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)
evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c)
presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.
The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a)
all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b)
any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6.
The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: December 16, 2002	/s/ BRIAN C. JAMES Brian C. James Executive Vice President, Treasurer and Chief Financial Officer