Form 10-Q
period 2003-01-31
ADE CORP
filed 2003-03-18
CIK 884498

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For Quarter Ended: January 31, 2003
or
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _______ to _______

Commission file number 0-26714

ADE CORPORATION
(Exact Name of Registrant as Specified in its Charter)

Massachusetts	04-2441829
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)
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

Yes ☒    No ☐

        Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2) of the Exchange Act.

Yes ☐    No ☒

        Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock, par value $.01 per share	13,741,622 shares
Class	Outstanding at March 14, 2003

ADE CORPORATION
INDEX

PART I.
FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements (unaudited):

ADE CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEET
(in thousands, unaudited)

	January 31, 2003	April 30, 2002
Assets
Current assets:
Cash and cash equivalents	$17,649	$26,108
Marketable securities	1,028	2,571
Accounts receivable, net	11,754	11,725
Inventories	30,306	32,701
Prepaid expenses and other current assets	925	1,278

Total current assets	61,662	74,383
Fixed assets, net	27,860	30,658
Investments	3,651	3,610
Intangible assets, net	945	1,283
Goodwill, net	1,318	1,318
Restricted cash	3,206	3,352
Other assets	136	147

Total assets	$98,778	$114,751

Liabilities and stockholders' equity
Current liabilities:
Current portion of long-term debt	$665	$646
Accounts payable	3,218	6,594
Accrued expenses and other current liabilities	8,002	12,004
Deferred income on sales to affiliate	2,192	1,470

Total current liabilities	14,077	20,714

Long-term debt	10,241	10,715

Stockholders' equity:
Common stock	137	137
Capital in excess of par value	103,851	103,553
Accumulated deficit	(30,056)	(22,439)
Accumulated other comprehensive income	528	2,071

Total stockholders' equity	74,460	83,322

Total liabilities and stockholders' equity	$98,778	$114,751

The accompanying notes are an integral part of these
unaudited condensed consolidated financial statements.

ADE CORPORATION

CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS

(in thousands, except per share data, unaudited)

	Three months ended January 31,		Nine months ended January 31,
	2003	2002	2003	2002
Net Revenue:
Systems and parts	$16,381	$16,001	$45,196	$58,620
Service	2,084	1,944	6,065	6,607

Total revenue	18,465	17,945	51,261	65,227

Cost of revenue:
Systems and parts	7,289	8,345	21,659	31,730
Service	2,203	2,062	6,782	7,326

Total cost of revenue	9,492	10,407	28,441	39,056

Gross profit	8,973	7,538	22,820	26,171

Operating expenses:
Research and development	3,637	5,190	12,829	17,266
Marketing and sales	2,584	2,973	8,294	10,112
General and administrative	2,094	2,995	7,389	8,103
Restructuring charges	—	—	1,588	—

Total operating expenses	8,315	11,158	30,100	35,481

Income (loss) from operations	658	(3,620)	(7,280)	(9,310)
Interest and other income (expense), net	(160)	—	(368)	361

Income (loss) before provision for income taxes and equity in net earnings of affiliated companies	498	(3,620)	(7,648)	(8,949)
Provision for income taxes	36	9	71	10,615

Income (loss) before equity in net earnings of affiliated companies	462	(3,629)	(7,719)	(19,564)
Equity in net earnings of affiliated companies	132	384	102	560

Net income (loss)	$594	$(3,245)	$(7,617)	$(19,004)

Basic earnings (loss) per share	$0.04	$(0.24)	$(0.56)	$(1.40)
Diluted earnings (loss) per share	$0.04	$(0.24)	$(0.56)	$(1.40)
Weighted average shares outstanding — basic	13,721	13,627	13,699	13,601
Weighted average shares outstanding — diluted	13,742	13,627	13,699	13,601

The accompanying notes are an integral part of these
unaudited condensed consolidated financial statements.

ADE CORPORATION

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

(in thousands, unaudited)

	Nine months ended January 31,
	2003	2002
Cash flows from operating activities:
Net loss	$(7,617)	$(19,004)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	3,550	4,084
Deferred income taxes	—	10,590
Equity in net earnings of affiliate, net of dividends received	(40)	(451)
Changes in assets and liabilities:
Accounts receivable, net	(29)	11,975
Inventories	2,395	5,160
Prepaid expenses and other current assets	353	149
Accounts payable	(3,376)	(2,418)
Accrued expenses and other current liabilities	(4,002)	(3,993)
Deferred income on sales to affiliate	722	(417)

Net cash provided by (used in) operating activities	(8,044)	5,675

Cash flows from investing activities:
Purchases of fixed assets	(415)	(3,708)
Change in restricted cash	146	129
Decrease in other assets	11	188

Net cash used in investing activities	(258)	(3,391)

Cash flows from financing activities:
Repayment of long-term debt	(455)	(448)
Proceeds from issuance of common stock	298	834

Net cash provided by (used in) financing activities	(157)	386

Net increase (decrease) in cash and cash equivalents	(8,459)	2,670
Cash and cash equivalents, beginning of period	26,108	29,220

Cash and cash equivalents, end of period	$17,649	$31,890

The accompanying notes are an integral part of these
unaudited condensed consolidated financial statements.

ADE CORPORATION

NOTES TO CONDENSED CONSOLIDATED

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

        Pursuant to accounting requirements of the Securities and Exchange Commission applicable to quarterly reports on Form 10-Q, the accompanying unaudited condensed consolidated financial statements and these notes do not include all disclosures required by generally accepted accounting principles in the United States of America for complete financial statements. Accordingly, these statements should be read in conjunction with the financial statements included in the Company's Annual Report on Form 10-K for the fiscal year ended April 30, 2002.

2. Comprehensive Income (Loss)

        Comprehensive income (loss) was as follows:

	Three months ended		Nine months ended
	January 31, 2003	January 31, 2002	January 31, 2003	January 31, 2002
	(in thousands)		(in thousands)
Net income (loss)	$594	$(3,245)	$(7,617)	$(19,004)
Other comprehensive income (loss):
Unrealized income (loss) on marketable securities, net of $0 tax	31	185	(1,543)	(90)

Other comprehensive income (loss):	31	185	(1,543)	(90)

Comprehensive income (loss)	$625	$(3,060)	$(9,160)	$(19,094)

3. Inventories

        Inventories consist of the following:

	(in thousands)
	January 31, 2003	April 30, 2002
	(unaudited)
Raw materials and purchased parts	$15,656	$16,228
Work-in-process	13,622	15,104
Finished goods	1,028	1,369

	$30,306	$32,701

4. Goodwill and Intangible Assets

        In July 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 142 ("SFAS 142"), "Goodwill and Other Intangible Assets," which was effective for the

Company on May 1, 2002. SFAS 142 requires, among other things, the discontinuance of goodwill amortization and includes provisions for the reclassification of certain existing recognized intangibles as goodwill, reassessment of the useful lives of existing recognized intangibles, and reclassification of certain intangibles out of previously reported goodwill. In accordance with this statement, the Company discontinued the amortization of its net goodwill of $1.3 million. In addition, the Company completed the transitional impairment test of its goodwill during the six months ended October 31, 2002 and determined that the carrying value was not impaired. The Company is required to perform impairment tests under SFAS 142 annually and whenever events or changes in circumstances suggest that the goodwill may be impaired. During the second quarter of fiscal year 2003, the Company's market capitalization value fell below its book value for a brief period of time. If the Company's market value subsequently falls below its book value for an extended period of time in the future, the Company may be required to record an impairment of its goodwill and such amount could be material to the Company's results of operations. No events or circumstances occurred during the third quarter which indicated that the goodwill was impaired. Had SFAS 142 been in effect during the three and nine months ended January 31, 2002, the Company's net income (loss) and earnings (loss) per share would have been as follows:

	Three months ended January 31,		Nine months ended January 31,
	2003	2002	2003	2002
	(in thousands, except per share data, unaudited)
Reported net income (loss)	$594	$(3,245)	$(7,617)	$(19,004)
Add back of goodwill amortization	—	59	—	178

Adjusted net income (loss)	$594	$(3,186)	$(7,617)	$(18,826)

Reported basic earnings (loss) per share	$0.04	$(0.24)	$(0.56)	$(1.40)
Add back of goodwill amortization	—	0.01	—	0.02

Adjusted basic earnings (loss) per share	$0.04	$(0.23)	$(0.56)	$(1.38)

Reported diluted earnings (loss) per share	$0.04	$(0.24)	$(0.56)	$(1.40)
Add back of goodwill amortization	—	0.01	—	0.02

Adjusted diluted earnings (loss) per share	$0.04	$(0.23)	$(0.56)	$(1.38)

        The Company has $2.9 million in capitalized license fees for software included in the Company's products, which are still being amortized and have accumulated amortization of $2.0 million and $1.6 million at January 31, 2003 and April 30, 2002, respectively. These license fees are amortized at the greater of 1) the ratio that current gross revenue for the related products bear to the total current and anticipated future gross revenue for those products or 2) on a straight-line basis over the estimated useful life of the related products. For the three and nine months ended January 31, 2003, respectively, the Company amortized $113,000 and $338,000 of the license fees to the cost of revenue. Estimated amortization is $450,000 for the fiscal year ended April 30, 2003, $150,000 for each of the fiscal years ended April 30, 2004, 2005 and 2006, and $50,000 for the fiscal year ended April 30, 2007.

5. Accrued Expenses and Other Current Liabilities

        Accrued expenses and other current liabilities consist of the following:

	(in thousands)
	January 31, 2003	April 30, 2002
	(unaudited)
Accrued salaries, wages and vacation pay	$1,444	$2,223
Accrued commissions	926	1,191
Accrued warranty costs	961	1,146
Accrued restructuring	210	—
Deferred revenue	1,620	4,537
Other	2,841	2,907

	$8,002	$12,004

6. Restructuring

        During the second quarter of fiscal 2003, as a result of the continued downturn in the semiconductor wafer and device manufacturing and magnetic data storage industries, the Company recorded a restructuring charge of $711,000, which consisted primarily of severance expenses for the 41 terminated employees across all segments and various functional areas of the Company. The majority of all severance payments from the second quarter restructuring will be made by the end of fiscal year 2003.

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

        During the first quarter of fiscal 2003, the Company implemented selective headcount reductions and closed three satellite offices in response to the prolonged downturn in the semiconductor and magnetic data storage industries. The Company recorded a restructuring charge of $877,000, which consisted of $679,000 in employee severance expenses for the 39 terminated employees spread across all functional areas of the Company and $198,000 related to the closing of the satellite offices, which primarily represents future lease obligations on the vacated offices. When applicable, anticipated future sublease income relating to vacated offices was offset against the charge for the remaining lease payments. The sublease income was based on estimates and will be monitored going forward and is subject to change. All severance payments from the first quarter restructuring will be made by the end of fiscal year 2003. Below is a table summarizing the activity related to the restructuring accrual for the nine months ended January 31, 2003:

	Severance	Office Closures	Total
	(in thousands)
Restructuring accrual	$679	$198	$877
Cash payments	(338)	(44)	(382)

Balance at July 31, 2002	341	154	495
Restructuring accrual	701	10	711
Cash payments	(566)	(64)	(630)

Balance at October 31, 2002	476	100	576
Restructuring accrual	—	—	—
Cash payments	(311)	$(55)	(366)

Balance at January 31, 2003	$165	$45	$210

7. Earnings (Loss) Per Share

        Basic earnings (loss) per share is computed by dividing income (loss) available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share is computed using the weighted average number of common shares outstanding and gives effect to all dilutive potential common shares outstanding during the period. For the three months ended January 31, 2003 and 2002, respectively, 1,004,027 and 725,230 common shares issuable upon the exercise of stock options have been excluded from the computation of diluted earnings per share, as their effect would have been antidilutive. For the nine months ended January 31, 2003 and 2002, respectively, 1,081,716 and 569,530 common shares issuable upon the exercise of stock options have been excluded from the computation of diluted earnings per share, as their effect would have been antidilutive. For the three months ended January 31, 2002 and the nine months ended January 31, 2003 and 2002, respectively, basic and diluted loss per share is the same due to the antidilutive effect of potential common shares outstanding.

        The following is a reconciliation of the shares used in calculating basic and diluted earnings per share:

		Three months ended January 31,		Nine months ended January 31,
		2003	2002	2003	2002
		(in thousands)		(in thousands)
Shares used in computation:
a.	Weighted average common stock outstanding used in computation of basic earnings (loss) per share	13,721	13,627	13,699	13,601
b.	Dilutive effect of stock options outstanding	21	—	—	—

c.	Shares used in computation of diluted earnings (loss) per share	13,742	13,627	13,699	13,601

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

        Some sales to Japan ADE, Ltd., ADE's 50% owned affiliate, are reflected in segment revenue during the period they are shipped by the respective segment, which can differ from the period the revenue is recognized for consolidated financial reporting purposes. For the reportable segments, intersegment sales are recorded at 60% of the domestic list price of the respective product.

	SSG	PST	ATI	Total
	(in thousands)
For the quarter ended January 31, 2003
Revenue from external customers	$12,113	$5,060	$1,264	$18,437
Intersegment revenue	105	—	264	369
Income (loss) from operations	(557)	1,653	(453)	643
Depreciation and amortization expense	1,040	103	36	1,179
Capital expenditures	10	—	(52)	(42)
For the quarter ended January 31, 2002
Revenue from external customers	$13,732	$2,073	$2,067	$17,872
Intersegment revenue	100	1,262	291	1,653
Income (loss) from operations	(3,922)	469	(263)	(3,716)
Depreciation and amortization expense	1,079	115	55	1,249
Capital expenditures	1,558	—	53	1,611

	SSG	PST	ATI	Total
	(in thousands)
For the nine months ended January 31, 2003
Revenue from external customers	$35,767	$10,032	$5,313	$51,112
Intersegment revenue	154	—	914	1,068
Income (loss) from operations	(7,854)	1,196	(725)	(7,383)
Depreciation and amortization expense	3,110	304	136	3,550
Capital expenditures	377	91	(53)	415
For the nine months ended January 31, 2002
Revenue from external customers	$50,431	$5,817	$5,750	$61,998
Intersegment revenue	497	1,262	806	2,565
Loss from operations	(8,869)	(1,157)	(1,039)	(11,065)
Depreciation and amortization expense	3,611	305	168	4,084
Capital expenditures	3,518	49	141	3,708

        The following is a reconciliation for the above items where aggregate reportable segment amounts differ from amounts contained in the Company's consolidated financial statements.

	Three months ended January 31,		Nine months ended January 31,
	2003	2002	2003	2002
Total external revenue for reportable segments	$18,437	$17,872	$51,112	$61,998
Net impact of revenue recognition on sales to affiliate	28	73	149	3,229

Total consolidated revenue	$18,465	$17,945	$51,261	$65,227

Total operating income (loss) for reportable segments	$643	$(3,716)	$(7,383)	$(11,065)
Net impact of intercompany gross profit eliminations and deferred profit on sales to affiliate	15	96	103	1,755

Total consolidated operating income (loss)	$658	$(3,620)	$(7,280)	$(9,310)

9. New Accounting Pronouncements

        In January 2003, the Financial Accounting Standards Board ("FASB") issued FASB Interpretation No. 46 ("FIN 46"), "Consolidation of Variable Interest Entities, an Interpretation of Accounting Research Bulletin No. 51." FIN 46 requires certain variable interest entities, or VIEs, to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 is effective for all VIE created or acquired after January 31, 2003. For VIEs created or acquired prior to February 1, 2003, the provisions of FIN 46 must be applied for the first interim or annual period beginning after June 15, 2003. Based on the accounting guidance and other information available, the Company does not believe its 50% owned affiliate, Japan ADE, Ltd., meets the definition of a VIE. Therefore, the Company currently believes the adoption of FIN 46 will not have a significant impact on its consolidated financial statements. However, the Company believes that the interpretative accounting guidance necessary for FIN 46 will continue to evolve. Additional interpretive guidance could affect the accounting for Japan ADE, Ltd.

        In December 2002, the FASB issued Statement of Financial Accounting Standards No. 148 ("SFAS 148"), "Accounting for Stock-Based Compensation, Transition and Disclosure, an Amendment of FAS 123." SFAS 148 provides additional transition guidance for those entities that elect to voluntarily adopt the accounting provisions of SFAS No. 123 ("SFAS 123"), "Accounting for Stock-Based Compensation." SFAS 148 also requires that entities that continue to account for stock-based compensation awards using the intrinsic value method of Accounting Principles Board Opinion No. 25 ("APB 25"), "Accounting for Stock Issued to Employees," will be required to provide more prominent disclosures than currently required by SFAS 123, including disclosures in interim financial statements. The transition and annual disclosure provisions of SFAS 148 are effective for fiscal years ending after December 15, 2002. The new interim disclosure provisions are effective for the first interim period beginning after December 15, 2002. The Company will continue to account for employee stock-based compensation under APB 25 and related interpretations. The Company will adopt the annual disclosure requirements in its financial statements for the year ending April 30, 2003 and the interim disclosure requirements beginning in its financial statements for the quarter ending July 31, 2003.

        In November 2002, the FASB issued FASB Interpretation No. 45 ("FIN 45"), "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." FIN 45 requires that upon issuance of a guarantee, the guarantor must recognize a liability for the fair value of the obligation it assumes under that guarantee. The disclosure provisions of FIN 45 are effective for financial statements of interim or annual periods that end after December 15, 2002. The provisions for initial recognition and measurement are effective on a prospective basis for guarantees that are issued or modified after December 31, 2002, irrespective of a guarantor's year-end. The adoption of FIN 45 by the Company during the quarter ended January 31, 2003 did not have a material impact on its current financial position and results of operations. See Note 10 for applicable disclosures.

        In November 2002, the Emerging Issues Task Force issued No. 00-21 ("EITF 00-21"), "Accounting for Revenue Arrangements with Multiple Deliverables." EITF 00-21 addresses certain aspects of the accounting by a vendor for arrangements under which it will perform multiple revenue-generating activities. EITF 00-21 establishes three principles: revenue arrangements with multiple deliverables should be divided into separate units of accounting, arrangement consideration should be allocated among the separate units of accounting based on their relative fair values and revenue recognition criteria should be considered separately for separate units of accounting. EITF 00-21 is effective for all revenue arrangements entered into in fiscal periods beginning after June 15, 2003, with early adoption permitted. The Company does not expect the adoption of EITF 00-21 to have a material impact on the Company's consolidated financial statements.

10. Commitments and Contingencies

  Pending Litigation

        On October 12, 2000, the Company filed a patent infringement lawsuit against KLA-Tencor (KLA), a competitor, in the United States District Court in Delaware. The Company seeks damages and a permanent injunction against further infringement of United States Patent Number 6,118,525, entitled "Wafer Inspection System for Distinguishing Pits and Particles." On November 22, 2000, KLA filed a counterclaim alleging that the Company has infringed three patents owned by KLA. KLA is seeking damages for the alleged patent infringement and a permanent injunction against future infringement. In addition, KLA has asked the District Court for a declaration that United States Patent Number 6,118,525, owned by the Company, is invalid and not infringed by KLA. On March 13, 2003, the District Court issued a ruling upholding KLA's principal arguments with respect to ADE's claims of infringement. The District Court has not yet ruled on KLA's counterclaims. Once all rulings have been issued by the District Court, the Company will consider whether or not to appeal the rulings to the United States Court of Appeals for the Federal Circuit. Accordingly, at this time, the Company cannot predict the outcome or the amount of gain or loss, if any, from this lawsuit.

        On October 18, 2002, a former employee of the Company filed a civil action against the Company in Massachusetts Superior Court, Suffolk County, alleging that the Company breached his employment contract with the Company and seeking damages of approximately $500,000. The Company has filed an answer to the former employee's complaint denying his allegations, and believes that the former employee's claim lacks merit. The Company has also filed counterclaims against the employee. In July 2002, the same former employee filed two charges of discrimination against the Company with the Massachusetts Commission Against Discrimination ("MCAD") alleging that the Company exposed him to hostile work environment, and retaliated against him for complaining about that environment. The former employee seeks damages in an unspecified amount. The MCAD served the charges on the Company in late October 2002. The Company has filed an answer to the former employee's charges, which remain under investigation by the MCAD, and believes that the charges lack merit. The Company plans to defend the civil action and MCAD charges vigorously. Since the matters are at a preliminary stage, the Company is unable to predict the outcome or amount of the related expense, or loss, if any, associated with either litigation. However, the Company believes that any related expense or loss will be fully covered under the Company's insurance policies.

  Guarantor agreements

        Under the Company's by-laws, the Company must indemnify its officers and directors against all liabilities incurred or threatened by reason of serving in such capacity. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements in unlimited; however, the Company has a Director and Officer insurance policy that limits its exposure and enables the Company to recover a portion of any future amounts paid. As a result of the Company's insurance policy coverage, it believes the estimated fair value of these indemnification arrangements is minimal. All of these indemnification arrangements were grandfathered under the provisions of FIN 45 as they were in effect prior to December 31, 2002. Accordingly, no liabilities have been recorded for these arrangements as of January 31, 2003.

        The Company has an agreement with a vendor whereby it guarantees the expenses incurred by certain of the Company's employees. The term of the agreement is from execution until cancellation and payment of any outstanding amounts. The Company would be required to pay any unsettled employee expenses upon notification from the vendor. The maximum potential amount of future payments the Company could be required to make under this agreement is not significant. As a result, the Company believes the estimated fair value of this guaranty is minimal. Accordingly, no liabilities have been recorded for this agreement as of January 31, 2003.

        Pursuant to one of the provisions in the Company's standard terms and conditions of sale, the Company agrees, subject to certain limitations and conditions, to defend any suit or proceeding brought against a customer based on a claim that the Company's equipment, standing alone, infringes a United States patent or copyright or misappropriate a trade secret protected under United States law. Actions arising under such provision may only be brought by customers within two years after the cause of action arises. The maximum potential amount of payments the Company may be required to make under such provision is limited to the total purchase price of the Company's equipment sold under the particular contract. The Company has never incurred costs to defend lawsuits or settle claims related to these customer contract provisions. As a result, the Company believes the estimated fair value of these provisions is minimal. Accordingly, the Company has no liabilities recorded for these provisions as of January 31, 2003.

        The Company warrants that its products will perform in all material respects in accordance with its standard published specifications. The term of the Company's standard warranty is 12 months. The Company accrues 2% or 3% of product revenues to provide for estimated warranty costs, based on which business unit made the sale. The following is a reconciliation of the activity in the Company's warranty liability for the three months ended January 31, 2003.

(in thousands)
Balance at October 31, 2002	$928
Accruals for warranties issued	481
Warranty settlements made	(448)

Balance at January 31, 2003	$961

11. Subsequent Event

        In February 2003, the Company's Board of Directors approved a plan to sell the Company's Newton, Massachusetts property, which houses the Company's ATI subsidiary. The operations of ATI will be relocated into the Company's Westwood, Massachusetts facility. This relocation is expected to be completed by the end of May 2003. The Company has listed the property for sale and is actively looking for a buyer. In accordance with SFAS 144 the Company has now classified the Newton property as "Held for Sale" and will disclose it as such in its consolidated financial statements for the fiscal year ending April 30, 2003. Furthermore, the Company has ceased depreciation on these assets "Held for Sale."

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations:

Introduction

        ADE Corporation (the "Company") designs, manufactures, markets and services highly precise, automated measurement, defect detection and handling equipment with current applications in the production of semiconductor wafers, semiconductor devices and magnetic computer disks. The Company operates three major business segments, the Semiconductor Systems Group ("SSG"), ADE Phase Shift ("PST") and ADE Technologies ("ATI"). The Semiconductor Systems Group manufactures multifunctional semiconductor metrology and automation systems and optical wafer defect inspection equipment used to detect particles and other defects on silicon wafer surfaces. ADE Phase Shift manufactures high-performance, non-contact surface metrology equipment using advanced interferometric technology that provides enhanced yield management to the data storage, semiconductor and optics industries. ADE Technologies manufactures high precision magnetic characterization and non-contact dimensional metrology gaging systems primarily for the data storage industry.

        The Company's markets are cyclical. Since the second quarter of fiscal year 2002, the Company has experienced decreased demand for its products in its SSG and ATI business segments as a result of the downturn in the semiconductor wafer and device manufacturing industries as well as the magnetic data storage industry. Consequently, the Company has experienced reduced order levels and revenues. In response to the industry downturn, the Company has undertaken cost reduction measures, including headcount reductions, while maintaining its investment in research and development to position the Company for the next wave of capital spending in the semiconductor wafer and device manufacturing industries as well as the magnetic data storage industry. Although the Company has seen signs of increased capital spending in the semiconductor wafer and device manufacturing and magnetic data storage industries, no assurances can be made that it will lead to a sustainable increase in orders and revenue for the Company.

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

Forward-Looking Statements

        This quarterly report on Form 10-Q contains certain forward-looking statements that are subject to known and unknown risks and uncertainties that could cause actual results to differ materially from those expressed by such statements. Those statements that make reference to the Company's expectations, predictions and anticipations should be considered forward-looking statements. These statements include, but are not limited to, risks and uncertainties associated with the strength of the semiconductor and magnetic data storage markets, wafer pricing and wafer demand, the results of product development efforts, the success of the Company's product offerings in meeting customer needs within the timeframes required by customers in these markets, further increases in backlog, the Company's visibility and the it's predictions of future financial outcomes. Further information on potential factors that could affect the Company's business is described in "Other Risk Factors and Trends" appearing at the end of this Management's Discussion and Analysis of Financial Condition and Results of Operations and in the Company's reports on file with the Securities and Exchange Commission, including its Form 10-K for the fiscal year ended April 30, 2002.

Restructuring

        During the second quarter of fiscal 2003, as a result of the continued downturn in the semiconductor wafer and device manufacturing and magnetic data storage industries, the Company recorded a restructuring charge of $711,000, which consisted primarily of severance expenses for the 41 terminated employees across all segments and various functional areas of the Company. The majority of all severance payments from the second quarter restructuring will be made by the end of fiscal year 2003.

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

        During the first quarter of fiscal 2003, the Company implemented selective headcount reductions and closed three satellite offices in response to the prolonged downturn in the semiconductor and magnetic data storage industries. The Company recorded a restructuring charge of $877,000, which consisted of $679,000 in employee severance expenses for the 39 terminated employees spread across all functional areas of the Company and $198,000 related to the closing of the satellite offices, which primarily represents future lease obligations on the vacated offices. When applicable, anticipated future sublease income relating to vacated offices was offset against the charge for the remaining lease payments. The sublease income was based on estimates and will be monitored going forward and is subject to change. All severance payments from the first quarter restructuring will be made by the end of fiscal year 2003. Below is a table summarizing the activity related to the restructuring accrual for the nine months ended January 31, 2003:

	Severance	Office Closures	Total
	(in thousands)
Restructuring accrual	$679	$198	$877
Cash payments	(338)	(44)	(382)

Balance at July 31, 2002	341	154	495
Restructuring accrual	701	10	711
Cash payments	(566)	(64)	(630)

Balance at October 31, 2002	476	100	576
Restructuring accrual	—	—	—
Cash payments	(311)	$(55)	(366)

Balance at January 31, 2003	$165	$45	$210

Critical Accounting Policies, Significant Judgments and Estimates

        The discussion and analysis of the Company's financial condition and results of operations are based upon its consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure at the date of the Company's financial statements. On an on-going basis, management evaluates its estimates and judgments, including those related to bad debts, inventories, intangible assets, income taxes, and warranty obligations. Management bases its estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. The Company considers certain accounting policies related to revenue recognition and allowance for doubtful accounts, inventory valuation, accounting for income taxes and valuation of goodwill and software to be critical policies due to the estimates and judgments involved in each.

Revenue Recognition and Allowance for Doubtful Accounts

        The Company changed its revenue recognition policy effective May 1, 2000, based on guidance provided in SEC Staff Accounting Bulletin No. 101 ("SAB 101"), "Revenue Recognition in Financial Statements." The Company recognizes revenue when persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the price is fixed or determinable and collectibility is reasonably assured. The Company's standard customer arrangement includes a signed purchase order, in which it offers payment terms of 30 to 90 days, no right of return of delivered products and a twelve month warranty. The Company assesses whether the fee associated with its revenue transactions is fixed or determinable based on the payment terms associated with the transaction. If a significant portion of the fee is due after the Company's normal payment terms, 30 to 90 days, it determines that the fee is not fixed or determinable. In these cases, the Company recognizes revenue as the fees become due. The Company assesses collectibility based on the credit worthiness of the customer and past transaction history. The Company performs on-going credit evaluations of its customers and does not require collateral from its customers.    For many of the Company's international customers, it requires that an irrevocable letter of credit be issued by the customer before the purchase order is accepted. If the Company determines that collection of a fee is not reasonably assured, it defers the fee and recognizes the revenue at the time that collection becomes reasonably assured, which is generally upon the receipt of cash.

        For some of the Company's sales transactions, a portion, usually 10%, of the fee is not due until installation occurs and the customer accepts the product. The other 90% of the fee is normally due 30 to 90 days after shipment. If the Company has met defined customer acceptance experience levels with a specific type of product, these transactions are accounted for as multiple-element arrangements with the deferral of the portion of the fee not due until installation is complete and customer acceptance has occurred. Management of the Company must make a determination of what constitutes an appropriate experience level with a product. This determination is based on, but not limited to, the extent to which a product contains significantly new technology, the number of similarly configured products previously delivered and the Company's experience with a particular customer. The portion of the fee related to the installation of the product and customer training is classified as service revenue. All other sales with customer acceptance provisions are recognized as revenue upon customer acceptance.

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

        Revenue from systems sales to Japan ADE Ltd, the Company's 50% owned affiliate and a distributor of our products, by the SSG, ATI and PST segments are reflected in segment revenue during the period they are shipped by the respective segment, which can differ from the period the revenue is recognized for consolidated financial reporting purposes. Consolidated revenue on systems sales to Japan ADE Ltd is recognized when the related product or software is shipped to and accepted by the end user of the product or software.

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

Inventory Valuation

        Inventories are valued at the lower of cost or market, cost being determined on a first-in, first-out basis. Management evaluates the need to record adjustments for impairment of inventory on a monthly basis. The Company's policy is to assess the valuation of all inventories, including raw materials, work-in-process, finished goods and spare parts. Inventory that, in the judgment of management, is obsolete or in excess of the Company's estimated usage is written-down to its estimated market value, if less than its cost. Inherent in the estimates of market value are management's estimates related to current economic trends, future demand for the Company's products, and technological obsolescence. Significant management judgments must be made when establishing the reserve for obsolete and excess inventory. If the Company's judgments and estimates relating to obsolete and excess inventory prove to be inadequate, its financial results could be materially adversely affected in future periods. If the inventory value is written down to its net realizable value, and subsequently there is an increased demand for the inventory at a higher value, the increased value of the inventory is not realized until the inventory is sold.

Accounting for Income Taxes

        The Company records income taxes using the asset and liability method. Deferred income tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective income tax bases, and operating loss and tax credit carryforwards. The Company's financial statements contain certain deferred tax assets, which have arisen primarily as a result of operating losses incurred in prior years, as well as other temporary differences between book and tax accounting. Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes," requires the establishment of a valuation allowance to reflect the likelihood of the realization of deferred tax assets. Significant management judgment is required in determining the Company's provision for income taxes, its deferred tax assets and liabilities and any valuation allowance recorded against its net deferred tax assets. The Company evaluates the weight of all available evidence to determine whether it is more likely than not that some portion or all of the deferred income tax assets will not be realized. The Company currently has a valuation allowance for the full amount of its deferred tax assets. The decision to record the valuation allowance required significant judgment. Had the Company not recorded this allowance, it would have reported materially different results. If the realization of deferred tax assets in the future is considered more likely than not, an adjustment to the deferred tax assets would increase net income in the period such determination was made. The amount of the deferred tax asset considered realizable is based on significant estimates, and it is at least reasonably possible that changes in these estimates in the near term could materially affect the Company's financial condition and results of operations. The Company's effective tax rate may vary from period to period based on changes in estimated taxable income or loss, changes to the valuation allowance, changes to federal, state or foreign tax laws, and deductibility of certain costs and expenses by jurisdiction.

Valuation of Goodwill and Software

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

        The Company completed the transitional impairment test of its goodwill in the six months ended October 31, 2002 and no adjustment to goodwill was necessary. The Company is required to perform impairment tests under SFAS 142 annually and whenever events or changes in circumstances suggest that the goodwill may be impaired. Factors the Company considers important that could trigger the impairment review include:

  •
  significant underperformance relative to historical or projected future operating results;

  •
  significant negative industry or economic trends;

  •
  significant adverse change in legal factors or in the business climate;

  •
  significant decline in the Company's stock price for a sustained period;

  •
  significant decline in the Company's technological value as compared to the market;

  •
  the Company's market capitalization relative to net book value; and

  •
  unanticipated competition.

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

        Net capitalized license fees of $0.9 million for software included in the Company's products, which are still being amortized, are amortized at the greater of 1) the ratio that current gross revenue for the related products bears to the total current and anticipated future gross revenue for those products or 2) on a straight-line basis over its estimated useful life. At each quarter-end, the carrying value of the software is compared to net realizable value ("NRV"). NRV is the estimated future gross revenues from products that incorporate the software reduced by the estimated future costs of disposal. If NRV is less than the carrying value, the excess is written-off and NRV becomes the new carrying value of the software.

        Significant management judgments and estimates must be made when establishing criteria for future cash flows, estimating reporting unit fair value and assessing impairment. If the Company's judgments and estimates relating to goodwill and software prove to be inadequate, an asset may be determined to be impaired and the Company's financial results could be materially adversely impacted. Likewise, if a future event or circumstance indicates that an impairment assessment is required and, through the performance of that assessment, an asset is determined to be impaired, the Company's financial results could be materially and adversely impacted in future periods.

Off-Balance Sheet Arrangements

        The Company has not created, and is not party to, any special-purpose or off-balance sheet entities for the purpose of raising capital, incurring debt or operating parts of its business that are not consolidated into its financial statements. The Company does not have any arrangements or relationships with entities that are not consolidated into its financial statements that are reasonably likely to materially affect its liquidity or the availability of capital resources, except as set forth below under "Liquidity and Capital Resources."

Results of Operations

Three Months Ended January 31, 2003 compared to Three Months Ended January 31, 2002

        Systems and parts revenue.    Systems and parts revenue increased 2% to $16.4 million in the third quarter of fiscal 2003 from $16.0 million in the third quarter of fiscal 2002. Revenue in the SSG segment decreased 16% to $10.4 million in the third quarter of fiscal 2003 compared to $12.3 million in the year earlier period. Decreased sales of the Company's products in the SSG segment reflected a decrease in demand for capital equipment in the semiconductor wafer and device industries as a result of the current severe down cycle. Revenue in the PST segment increased 52% to $5.1 million in the third quarter of fiscal 2003 compared to $3.3 million in the year earlier period. The increase in revenue from the PST segment was due primarily to industry acceptance and demand for its semiconductor industry products.

        Wafer manufacturers' capital equipment purchases have been focused on advanced industry requirements rather than on capacity expansion, which has resulted in technology purchases of the Company's next generation of products. However, wafer manufacturers have been slowly adding capacity and the Company has experienced an increase in shipments of legacy products as a result of these capacity related purchases. For the three months ended January 31, 2003, 93% of the Company's revenue was derived from the semiconductor industry compared to 83% for the year earlier period. The Company sells its semiconductor products to both wafer and device manufacturers. Historically, the Company's semiconductor revenue has been derived more from wafer manufacturers than device manufacturers. For the three months ended January 31, 2003, 84% of semiconductor revenue was derived from wafer manufacturers while 16% was derived from device manufacturers compared to 77% and 23%, respectively, for the year earlier period. An increase in short-term chip demand or increases in semiconductor market capital expenditures is expected to impact device manufacturers prior to wafer manufacturers as wafer manufacturers are further down on the overall semiconductor industry supply chain. For the fourth quarter of fiscal 2003, the Company expects revenue from the semiconductor industry to increase slightly from third quarter revenues. However, the Company can make no assurances that the expected increase in fourth quarter revenue can be sustained into the next fiscal year.

        The data storage industry has experienced extreme pricing pressure, consolidation and excess supply in many data storage market segments, which has resulted in reduced production and capital equipment purchases. Consequently, revenue from the products that are marketed to the data storage industry by the Company's ATI segment decreased 40% to $1.3 million in the third quarter of fiscal 2003 compared to $2.2 million in the year earlier period. The decrease in revenue is due primarily to decreased shipments of the Company's magnetic storage products during the third quarter of fiscal 2003. Data storage industry revenue comprised 7% of total revenue for the three months ended January 31, 2003, compared to 17% for the year earlier period. The Company expects revenue from the magnetic data storage industry in the fourth quarter of fiscal 2003 to remain at or below third quarter levels.

        Service revenue.    Service revenue increased 7% to $2.1 million in the third quarter of fiscal 2003 compared to $1.9 million in the third quarter of fiscal 2002. The Company's service revenue consists of fees for installation, training, product maintenance and technical support services. The majority of the Company's service revenue is derived from the SSG segment. The increase is primarily due to customers bringing equipment back on-line to increase capacity.

        Gross profit—systems and parts.    Gross profit increased to 56% in the third quarter of fiscal 2003 from 48% in the third quarter of fiscal 2002. The increase in gross profit in the SSG and PST segments was primarily due to factory overhead cost reductions undertaken over the past fiscal year. The increase in gross profit in the SSG and PST segments was partially offset by a decrease in gross profit in the ATI segment due to lower factory utilization. The Company expects gross profit over the short term to decrease compared to the quarter ended January 31, 2003 due to an expected change in product mix.

        Gross profit—service.    Gross profit was (6%) in both the third quarter of fiscal 2003 and the third quarter of fiscal 2002.

        Research and development.    Research and development expense decreased $1.6 million, or 30%, to $3.6 million in the third quarter of fiscal 2003 from $5.2 million in the third quarter of fiscal 2002 and decreased as a percentage of revenue to 20% compared to 29% in the third quarter of fiscal 2002. The decrease in expense resulted primarily from a decrease in payroll, consulting and project material expenses in all segments, which were part of the overall cost reduction measures taken by the Company over the past fiscal year. The Company continues to invest in its semiconductor wafer and device industry products as well as new products for the magnetic storage industry, including those that measure the magnetic properties of materials used in manufacturing disk drives. The decrease in expense as a percentage of revenues reflects the cost reductions mentioned above. The Company expects research and development expense over the short term to be at or near current levels as a percentage of revenues.

        Marketing and sales.    Marketing and sales expense decreased $0.4 million, or 13%, to $2.6 million in the third quarter of fiscal 2003 from $3.0 million in the third quarter of 2002 and decreased as a percentage of revenue to 14% in the third quarter of fiscal 2003 compared to 17% in the third quarter of fiscal 2002. The decreased expense resulted primarily from decreased payroll expense and discretionary spending including travel and advertising in all segments of the Company. Also contributing to the decrease in expense was a decrease in commissions expense on sales made through internal and external sales representatives. The mix of sales channels through which the Company's products are sold may have a significant impact on the Company's marketing and sales expense and the results in any period may not be indicative of marketing and sales expense for future periods.

        General and administrative.    General and administrative expense decreased $0.9 million, or 30%, to $2.1 million in the third quarter of fiscal 2003 from $3.0 million in the third quarter of fiscal 2002 and decreased as a percentage of revenue to 11% from 17% in the third quarter of 2002. Expense decreased primarily due a decrease in payroll and benefits expenses, which were part of the overall cost reduction measures taken by the Company over the past fiscal year. Legal and patent expenses in the third quarter of fiscal 2003 decreased $0.5 million compared to the third quarter of fiscal 2002.

        Interest and other income (expense), net.    Net interest and other income (expense) was ($160,000) in the third quarter of fiscal 2003 compared to net interest and other income (expense) of $0 in the third quarter of fiscal 2002. Interest income and other income of $35,000 for the third quarter of fiscal 2003 was offset by $195,000 of interest expense. The decrease in interest and other income resulted primarily from lower interest returns due to lower interest rates and invested cash balances during the third quarter of fiscal 2003 compared to the year earlier period. Interest expense in the third quarter of fiscal 2003 was slightly less than the year earlier period due to the reduction of long-term debt from scheduled principle payments made over the past year.

        Income taxes.    There was a provision for income taxes of $36,000 in the third quarter of fiscal 2003 compared to a provision for income taxes of $9,000 in the third quarter of fiscal 2002. The provision for income taxes in both the third quarter of fiscal 2003 and the third quarter of fiscal 2002 primarily consisted of foreign income taxes.

        Equity in net earnings of affiliated companies.    Equity in net earnings of affiliated companies was $132,000 in the third quarter of fiscal 2003 compared to $384,000 in the third quarter of fiscal 2002. The Company's Japanese affiliate sells primarily to the semiconductor industry and the decrease in current period earnings reflect the timing of shipments and the recognition of revenue by the affiliate.

Nine Months Ended January 31, 2003 compared to Nine Months Ended January 31, 2002

        Systems and parts revenue.    Systems and parts revenue decreased 23% to $45.2 million in the nine months ended January 31, 2003 from $58.6 million in the year earlier period. Revenue in the SSG segment decreased 34% to $30.5 million in the nine months ended January 31, 2003 from $45.8 million in the year earlier period. Decreased sales of the Company's products in the SSG segment reflected a decrease in demand for capital equipment in the semiconductor wafer and device industries as a result of the current severe down cycle. Revenue in the PST segment increased 42% to $10.0 million in the nine months ended January 31, 2003 from to $7.1 million in the year earlier period. The increase in revenue from the PST segment was due primarily to industry acceptance and demand for its semiconductor industry products in the nine months ended January 31, 2003, compared to the year earlier period.

        Wafer manufacturers' capital equipment purchases have been focused on advanced industry requirements rather than on capacity expansion, which resulted in technology purchases of the Company's next generation of products. However, wafer manufacturers have been slowly adding capacity and the Company has experienced an increase in shipments of legacy products as a result of these capacity related purchases. For the nine months ended January 31, 2003, 86% of the Company's revenue was derived from the semiconductor industry compared to 85% for the year earlier period. The Company sells its semiconductor products to both wafer and device manufacturers. Historically, the Company's semiconductor revenue has been derived more from wafer manufacturers than device manufacturers. For the nine months ended January 31, 2003, 87% of semiconductor revenue was derived from wafer manufacturers while 13% was derived from device manufacturers compared to 84% and 16%, respectively, for the year earlier period. An increase in short-term chip demand or increases in semiconductor market capital expenditures is expected to impact device manufacturers prior to wafer manufacturers as wafer manufacturers are further down on the overall semiconductor industry supply chain. For the fourth quarter of fiscal 2003, the Company expects revenue from the semiconductor industry to increase slightly from third quarter revenues. However, the Company can make no assurances that the expected increase in fourth quarter revenue can be sustained into the next fiscal year.

        The data storage industry has experienced extreme pricing pressure, consolidation and excess supply in many data storage market segments, which has resulted in reduced production and capital equipment purchases. Consequently, revenue from the products that are marketed to the data storage industry by the Company's ATI segment decreased 8% to $5.6 million in the nine months ended January 31, 2003 from $6.1 million in the year earlier period. The decrease in revenue is due primarily to decreased shipments of the Company's magnetic storage products during the third quarter of fiscal 2003. Data storage industry revenue comprised 14% of total revenue for the nine months ended January 31, 2003, compared to 15% for the year earlier period. The Company expects revenue from the magnetic data storage industry in the fourth quarter of fiscal 2003 to remain at or below third quarter levels.

        Service revenue.    Service revenue decreased 8% to $6.1 million in the nine months ended January 31, 2003 from $6.6 million in the year earlier period. The Company's service revenue consists of fees for installation, training, product maintenance and technical support services. The majority of the Company's service revenue is derived from the SSG segment. The decrease in service revenue reflects the current severe down cycle in the wafer and device manufacturing industries.

        Gross profit—systems and parts.    Gross profit increased to 52% in the nine months ended January 31, 2003 from 46% in the year earlier period. The increase in gross profit in all segments was due primarily to factory overhead cost reductions undertaken over the past fiscal year. The Company expects gross profit over the short term to decrease compared to the quarter ended January 31, 2003 due to an expected change in product mix.

        Gross profit—service.    Gross profit decreased to (12%) in the nine months ended January 31, 2003 from (11%) in the year earlier period. The decrease in gross profit was due primarily to the decreased level of service revenue in the nine months ended January 31, 2003 compared to the year earlier period.

        Research and development.    Research and development expense decreased $4.4 million, or 26%, to $12.8 million in the nine months ended January 31, 2003 from $17.3 million in the year earlier period and decreased as a percentage of revenue to 25% compared to 26% in the year earlier period. The decrease in expense resulted primarily from a decrease in payroll, consulting and project material expenses in all segments, which were part of the overall cost reduction measures taken by the Company over the past fiscal year. The Company continues to invest in its semiconductor wafer and device industry products as well as new products for the magnetic storage industry, including those that measure the magnetic properties of materials used in manufacturing disk drives. The decrease in expense as a percentage of revenues in spite of the decrease in revenues reflects the cost reduction measures mentioned above. The Company expects research and development expense over the short term to be at or near current levels as a percentage of revenues.

        Marketing and sales.    Marketing and sales expense decreased $1.8 million, or 18%, to $8.3 million in the nine months ended January 31, 2003 from $10.1 million in the year earlier period and remained consistent as a percentage of revenue at 16% compared to the year earlier period. The decreased expense resulted from a decrease in commissions expense on sales made through internal and external sales representatives due to the decrease in sales during the nine months ended January 31, 2003. Also contributing to the decrease in expense was decreased payroll expense and discretionary spending including travel and advertising in all segments of the Company. The mix of sales channels through which the Company's products are sold may have a significant impact on the Company's marketing and sales expense and the results in any period may not be indicative of marketing and sales expense for future periods.

        General and administrative.    General and administrative expense decreased $0.7 million, or 9%, to $7.4 million in the nine months ended January 31, 2003 from $8.1 million in the year earlier period and increased as a percentage of revenue to 14% from 12% in the year earlier period. Expense decreased primarily due to decreased payroll related expenses as a result of cost cutting measures taken over the past year. This decrease in payroll related expenses was slightly offset by an increase in legal and patent expense of $0.4 million as a result of the ongoing litigation with KLA-Tencor.

        Interest and other income (expense), net.    Net interest and other income (expense) was ($368,000) in the nine months ended January 31, 2003 compared to net interest and other income (expense) of $361,000 in the year earlier period. Interest income and other income of $225,000 for the nine months ended January 31, 2003 was offset by $593,000 of interest expense. The decrease in interest and other income resulted primarily from lower interest returns due to lower interest rates and invested cash balances during the nine months ended January 31, 2003 compared to the year earlier period. Interest expense in the nine months ended January 31, 2003 was slightly less than the year earlier period due to the reduction of long-term debt from scheduled principle payments made over the past year.

        Income taxes.    There was a provision for income taxes of $71,000 in the nine months ended January 31, 2003 compared to a provision for income taxes of $10.6 million in the year earlier period. The provision for income taxes in the nine months ended January 31, 2003 primarily consists of foreign income taxes. The provision for income taxes in the nine months ended January 31, 2002 was due primarily to an increase in the valuation allowance against the Company's deferred tax assets in accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes."

        Equity in Net Earnings of Affiliated Companies.    Equity in net earnings of affiliated companies was $102,000 in the nine months ended January 31, 2003 compared to $560,000 in the year earlier period. The Company's Japanese affiliate sells primarily to the semiconductor industry and the decrease in earnings during the nine months ended January 31, 2003 compared to the year earlier period reflects the timing of shipments and the recognition of revenue by the affiliate.

Liquidity and Capital Resources

        At January 31, 2003, the Company had $17.6 million in cash and cash equivalents and $47.6 million in working capital. In addition, the Company had $3.2 million in restricted cash used as security for a tax-exempt Industrial Development Bond ("IDB") issued through the Massachusetts Industrial Finance Agency in December 1997. Under the terms of the bond agreement, the Company may substitute a letter of credit in an amount equal to approximately 105% of the outstanding principal balance as collateral for the Company's obligations under the IDB, assuming the Company has the ability to borrow under a credit facility. Such actions would allow the restricted cash balance to be used for general corporate purposes. The Company has a standby letter of credit from a financial institution to collateralize a tax-exempt IDB issued in June 1996 through the Massachusetts Industrial Finance Agency. The Company also has a standby letter of credit from the same financial institution to collateralize a tax-exempt IDB issued in April 1999 through the Industrial Development Authority of the County of Pima, Arizona. The agreements under which the letters of credit were issued are secured by mortgages on Company buildings and land in Westwood, Massachusetts and Tucson, Arizona. Under the terms of the agreements under which these letters of credit were issued, the Company is required to comply with certain financial covenants. As of January 31, 2003, the Company was in violation of one covenant under each such agreement, relating in one instance to maintaining a requisite level of cash and in the other to maintaining a requisite debt service coverage ratio. The Company has obtained a waiver for these violations for the quarter ended January 31, 2003. The Company cannot provide assurance that it will be in compliance with these covenants at the end of the fiscal quarter ending April 30, 2003. If it were not to be in compliance at that time, the Company would attempt to obtain additional waivers. The Company is engaged in discussions with financial institutions regarding obtaining financing to replace or eliminate the letters of credit. If the Company is unsuccessful in obtaining refinancing or additional waivers, the issuer of the letters of credit could notify the holders of the IDBs, as the beneficiaries of the letters of credit, of its intention to terminate the letters of credit. The beneficiaries would then be able to draw upon the letters of credit. The issuer of the letters of credit would then have the right to demand immediate reimbursement from the Company of the amounts paid to the beneficiaries and to foreclose on collateral (restricted cash and real property) securing the amounts due to the issuer of the letters of credit.

        Cash used in operating activities for the nine months ended January 31, 2003 was $8.0 million. This amount resulted from net loss of $7.6 million adjusted for non-cash charges of $3.5 million and a $3.9 million net increase in working capital accounts. Non-cash items consisted primarily of $3.6 million of depreciation and amortization and $0.1 million of equity in the net earnings of affiliated companies. Working capital items consisted primarily of an increase in deferred income on sales to affiliates of $0.7 million and decreases in inventories of $2.4 million, prepaid expenses and other current assets of $0.4 million, accounts payable of $3.4 million, and accrued expenses and other current liabilities of $4.0 million. The increase in deferred income on sales to affiliate is due to the timing of shipments and revenue recognition by the Company's Japanese affiliate. The decrease in inventory was due to increased shipments during the third quarter of fiscal 2003. The decrease in accounts payable was primarily due to the timing of payments to vendors. The decrease in accrued expenses and other current liabilities was primarily due to the decrease in deferred revenue, accrued salaries, wages and vacation pay and accrued warranty.

        Cash used in investing activities was $0.3 million, and consisted primarily of $0.4 million for purchases of fixed assets, which was partially offset by a combined decrease in other assets and restricted cash of $0.1 million.

        Cash used in financing activities was $0.2 million, which consisted of $0.5 million in repayments of long-term debt, which were offset by $0.3 million of aggregate proceeds from the issuance of common stock from the exercise of stock options and stock purchased through the Company's employee stock purchase plan.

        Under Generally Accepted Accounting Principles ("GAAP") in the United States, certain obligations and commitments are not required to be included in the consolidated balance sheet. These obligations and commitments, while entered into in the normal course of business, may have a material impact on liquidity. The Company does not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As such, the Company is not exposed to any financing, liquidity, market or credit risk that could arise if the Company had engaged in such relationships. The following table discloses the Company's contractual payment obligations as of January 31, 2003. The operating lease and consulting agreement obligations are not included in the unaudited condensed consolidated financial statements included in "Item 1. Financial Information." The principal portion of the long term debt is included in the unaudited condensed consolidated financial statements. The long-term debt payments in the table below include both principal and interest.

	Payments due by period
	Less than 1 year	1-3 years	Greater than 3 years	Total
	(in thousands)
Long term debt	$1,261	$2,487	$9,597	$13,345
Operating leases	652	705	271	1,628
Consulting agreement (Note 6)	281	357	—	638

	$2,194	$3,549	$9,868	$15,611

        The Company also enters into purchase order commitments in the normal course of business, for which the liability is not included in the financial statements in accordance with GAAP.

        The Company expects to meet its near-term working capital needs and capital expenditures primarily through available cash and cash equivalents, which will primarily be generated from sales to both existing and new customers. However, the Company can provide no assurance that it will be able to maintain its current customer base or acquire new customers. The Company expects to be somewhat below cash break-even in the near term, as it expects an increase in working capital due to an expected increase in revenues and accounts receivable in the fourth quarter of fiscal 2003.

Other Risk Factors and Trends

        Capital expenditures by semiconductor wafer and device manufacturers historically have been cyclical as they in turn depend upon the current and anticipated demand for integrated circuits. While the semiconductor industry has not yet emerged from the recent severe down cycle, it is not clear when semiconductor wafer manufacturers, who have historically accounted for approximately 74% of the Company's revenue, will be in a position to increase their purchases of capital equipment. The data storage industry has been in a period of oversupply and excess manufacturing capacity for an extended period of time and this has also had an adverse impact on the Company. At January 31, 2003, the Company's backlog was $24.6 million. The Company remains uncertain about when significant growth in revenue will return. The Company continues to evaluate its cost structure relative to expected revenue and will continue to implement aggressive cost containment measures where necessary. However, the Company cannot provide assurance that it will be able to implement cost containment measures in a timely or cost effective manner.

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

New Accounting Pronouncements

        In January 2003, the Financial Accounting Standards Board ("FASB") issued FASB Interpretation No. 46 ("FIN 46"), "Consolidation of Variable Interest Entities, an Interpretation of Accounting Research Bulletin No. 51." FIN 46 requires certain variable interest entities, or VIEs, to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 is effective for all VIEs created or acquired after January 31, 2003. For VIEs created or acquired prior to February 1, 2003, the provisions of FIN 46 must be applied for the first interim or annual period beginning after June 15, 2003. Based on the accounting guidance and other information available, the Company does not believe its 50% owned affiliate, Japan ADE, Ltd., meets the definition of a VIE. Therefore, the Company currently believes the adoption of FIN 46 will not have a significant impact on its consolidated financial statements. However, the Company believes that the interpretative accounting guidance necessary for FIN 46 will continue to evolve. Additional interpretive guidance could affect the accounting for Japan ADE, Ltd.

        In December 2002, the FASB issued Statement of Financial Accounting Standards No. 148 ("SFAS 148"), "Accounting for Stock-Based Compensation, Transition and Disclosure, an Amendment of FAS 123." SFAS 148 provides additional transition guidance for those entities that elect to voluntarily adopt the accounting provisions of SFAS No. 123 ("SFAS 123"), "Accounting for Stock-Based Compensation." SFAS 148 also requires that entities that continue to account for stock-based compensation awards using the intrinsic value method of Accounting Principles Board Opinion No. 25 ("APB"), "Accounting for Stock Issued to Employees," will be required to provide more prominent disclosures than currently required by SFAS 123, including disclosures in interim financial statements. The transition and annual disclosure provisions of SFAS 148 are effective for fiscal years ending after December 15, 2002. The new interim disclosure provisions are effective for the first interim period beginning after December 15, 2002. The Company will continue to account for employee stock-based compensation under APB 25 and related interpretations. The Company will adopt the annual disclosure requirements in its financial statements for the year ending April 30, 2003 and the interim disclosure requirements beginning in its financial statements for the quarter ending July 31, 2003.

        In November 2002, the FASB issued FASB Interpretation No. 45 ("FIN 45"), "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." FIN 45 requires that upon issuance of a guarantee, the guarantor must recognize a liability for the fair value of the obligation it assumes under that guarantee. The disclosure provisions of FIN 45 are effective for financial statements of interim or annual periods that end after December 15, 2002. The provisions for initial recognition and measurement are effective on a prospective basis for guarantees that are issued or modified after December 31, 2002, irrespective of a guarantor's year-end. The adoption of FIN 45 by the Company during the quarter ended January 31, 2003 did not have a material impact on its current financial position and results of operations. See Note 10 for applicable disclosures.

        In November 2002, the Emerging Issues Task Force Issue issued No. 00-21 ("EITF 00-21"), "Accounting for Revenue Arrangements with Multiple Deliverables." EITF 00-21 addresses certain aspects of the accounting by a vendor for arrangements under which it will perform multiple revenue-generating activities. EITF 00-21 establishes three principles: revenue arrangements with multiple deliverables should be divided into separate units of accounting, arrangement consideration should be allocated among the separate units of accounting based on their relative fair values, and revenue recognition criteria should be considered separately for separate units of accounting. EITF 00-21 is effective for all revenue arrangements entered into in fiscal periods beginning after June 15, 2003, with early adoption permitted. The Company does not expect the adoption of EITF 00-21 to have a material impact on the Company's consolidated financial statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk:

        At January 31, 2003, the Company's exposure to market risk relates primarily to changes in interest rates on its investment portfolio. The Company's cash equivalents consist primarily of fixed income securities. The Company invests only with high credit quality issuers and does not use derivative financial instruments in its investment portfolio. The Company does not believe that a sharp increase or decrease in interest rates would have a material adverse impact on the fair value of its investment portfolio. The Company's long-term borrowings are at fixed interest rates.

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

PART II.
OTHER INFORMATION

Item 1. Legal Proceedings:

        On October 12, 2000, the Company filed a patent infringement lawsuit against KLA-Tencor (KLA), a competitor, in the United States District Court in Delaware. The Company seeks damages and a permanent injunction against further infringement upon United States Patent Number 6,118,525, entitled "Wafer Inspection System for Distinguishing Pits and Particles." On November 22, 2000, KLA filed a counterclaim alleging that the Company has infringed upon three patents owned by KLA. KLA is seeking damages for patent infringement and a permanent injunction against any future infringement activity. In addition, KLA has asked the District Court for a declaration that United States Patent Number 6,118,525, owned by ADE, is invalid and not infringed upon by KLA. On March 13, 2003, the District Court issued a ruling upholding KLA's principal arguments with respect to ADE's claims of infringement. The District Court has not yet ruled on KLA's counterclaims. Once all rulings have been issued by the District Court, the Company will consider whether or not to appeal the rulings to the United States Court of Appeals for the Federal Circuit. Accordingly, at this time, the Company cannot predict the outcome or the amount of gain or loss, if any, from this lawsuit.

Item 6. Exhibits and Reports on Form 8-K:

(a)
Exhibits

Exhibit Number	Description
10.1	2000 Employee Stock Option Plan (as amended).*
21.1	Subsidiaries of the Company.
99.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*
Compensatory plan or arrangement applicable to management and/or employees.

(b)
Reports on Form 8-K

        None.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ADE CORPORATION
Date: March 17, 2003	/s/ CHRIS L. KOLIOPOULOS Chris L. Koliopoulos, Ph.D. President and Chief Executive Officer
Date: March 17, 2003	/s/ BRIAN C. JAMES Brian C. James Executive Vice President and Chief Financial Officer

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

3.
Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

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

Date: March 17, 2003	/s/ CHRIS L. KOLIOPOULOS Chris L. Koliopoulos, Ph.D. President and Chief Executive Officer

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

3.
Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

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

Date: March 17, 2003	/s/ BRIAN C. JAMES Brian C. James Executive Vice President and Chief Financial Officer

QuickLinks

ADE CORPORATION INDEX
PART I. FINANCIAL INFORMATION
ADE CORPORATION CONDENSED CONSOLIDATED BALANCE SHEET (in thousands, unaudited)
ADE CORPORATION CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS (in thousands, except per share data, unaudited)
ADE CORPORATION CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS (in thousands, unaudited)
ADE CORPORATION NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
PART II. OTHER INFORMATION
SIGNATURES
CERTIFICATION
CERTIFICATION