Form 10-K
period 2003-05-30
ADE CORP
filed 2003-07-29
CIK 884498

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended April 30, 2003

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission file number 0-26714

ADE CORPORATION

(Exact name of registrant as specified in its charter)

Massachusetts	04-2441829
(State of incorporation)	(I.R.S. Employer Identification No.)

80 Wilson Way Westwood, Massachusetts	02090
(Address of principal executive offices)	(Zip Code)

(781) 467-3500

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the act: None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, $0.01 par value

(Title of class)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

As of October 31, 2002, there were outstanding 13,712,179 shares of common stock, $.01 par value per share. The aggregate market value of shares of common stock held by non-affiliates of the registrant, based upon the last sale price for such stock on that date as reported by Nasdaq, was approximately $47,520,000.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive Proxy Statement for the 2003 Annual Meeting of Stockholders are incorporated by reference into Part III.

PART I

CAUTIONARY STATEMENT REGARDING FORWARD LOOKING STATEMENTS

Except for historical information, this Annual Report on Form 10-K contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 and federal securities laws that are subject to known and unknown risks and uncertainties that could cause actual results to differ materially from those expressed or implied by such statements. These statements include, but are not limited to, those relating to expected demand for, and acceptance of, our new and existing products, our expectations for future financial performance and sources and uses of liquid assets, continued execution of our business strategy, the effects of economic trends on the semiconductor wafer, semiconductor device, magnetic data storage and optics manufacturing industries and the impact of new accounting pronouncements. Those statements that make reference to the Company’s expectations, predictions, beliefs, assumptions and anticipations should be considered forward-looking statements. The sections entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Business,” including, but not limited to, the sub-sections entitled “Cyclicality of Our Business,” “Competition,” “Customer and Industry Concentration,” “Dependence on Suppliers” and “Risks Associated with International Operations” as well as other sections of this annual report contain a discussion of some of the factors that could contribute to these differences. Any forward-looking statements are made as of the date of this report and we assume no obligation to update any such forward-looking statements or to update the reasons why actual results could differ materially from those anticipated in such forward-looking statements.

ITEM 1.	BUSINESS

ADE Corporation, incorporated in 1967, is engaged in the design, manufacture, marketing and service of production metrology and inspection systems for the semiconductor wafer, semiconductor device, magnetic data storage and optics manufacturing industries. Our systems analyze and report product quality at critical manufacturing process steps, sort wafers and disks, and provide manufacturers with quality certification data upon which they rely to manage processes and accept incoming material. Semiconductor wafer, device and magnetic data storage manufacturers use our systems to improve yield and capital productivity. When we use the terms ADE, the Company, we, our or us in this annual report, we are referring to ADE Corporation and its consolidated subsidiaries taken as a whole, unless otherwise indicated.

ADE operates three major business segments, the Semiconductor Systems Group, ADE Phase Shift and ADE Technologies. The Semiconductor Systems Group manufactures multifunctional semiconductor metrology and automation systems and optical wafer defect inspection equipment used to detect particles and other defects on silicon wafer surfaces. ADE Phase Shift manufactures high performance, non-contact surface metrology equipment using advanced interferometric technology that provides enhanced yield management to the data storage, semiconductor and optics industries. ADE Technologies manufactures high precision magnetic characterization and non-contact dimensional metrology gaging systems for the magnetic data storage and semiconductor manufacturing industries.

ADE’s strategy is to provide our customers with complete metrology solutions for optimization of their processes, workflow, and engineering. We accomplish these goals by offering a broad range of advanced metrology and inspection systems, a variety of factory automation and control options and software analysis packages. ADE designs focus on a modular approach, which targets the lowest cost of ownership for a system at any given process step. Over the past fiscal year, ADE has adhered to its strategy and has introduced a number of new products, which are included in the discussion that follows.

Products

Our products have evolved from single instruments used in off-line engineering analysis to full, 100% in-line, automated metrology solutions throughout the wafer, semiconductor device and hard disk drive manufacturing processes. Our systems are targeted to deliver the high throughput, reliability, information and analysis necessary to meet the demands of increasingly complex and time-sensitive manufacturing processes.

Our principal products in the semiconductor wafer, semiconductor device and data storage device industries are described below. All of our metrology and inspection systems have the capability to record, print and store measurement data locally, as well as distribute the data via a network for yield and process management and off-line analysis.

Semiconductor Industry Products

Wafer Dimensional Measurements

WaferSight™ System.    A wafer flatness and shape metrology tool for 300mm and advanced 200mm production, the WaferSight’s measurement precision allows wafer and device manufacturers to meet ITRS metrology requirements down to the 45nm generation. Utilizing optical technologies, the WaferSight system extends ADE’s market presence in wafer dimensional metrology, leveraging 30 years of industry leadership and our knowledge of process and market requirements.

Advanced Flatness System™ (AFS).    The Advanced Flatness System has been the 300mm silicon wafer production standard. The wafer is handled only by the edges, thereby minimizing the possibility of any surface contamination or damage due to contact with the polished surfaces of the wafer. The two-sided capacitance-based AFS measurement is well suited for high volume polished wafer, pre-polish, epi, SOI, strained silicon, patterned wafer and reclaim operations.

UltraGage® Series.    The UltraGage series of automated benchtop metrology systems incorporate a single measurement module and robotic handler for several measurements, including wafer shape, flatness, thickness, conductivity type and stress on silicon, epi, SOI, or patterned wafers. The UltraGage series includes systems optimized to handle the ultra-thin processed wafers used in the manufacture of devices for smart cards and advanced electronic packages, bumped wafers and MEMS.

UltraScan® Series.    The UltraScan series of products are high throughput, 150mm to 200mm in-line production systems for the measurement and sorting of wafers at various stages of the wafer manufacturing and device fabrication processes. UltraScan systems measure wafer thickness, flatness, shape, resistivity and other mission-critical dimensional properties and can be integrated with factory automation systems.

WaferCheck® Series.    The WaferCheck series of modular, in-line systems are capable of automatically characterizing, inspecting and sorting silicon wafers from 3 inches to 200mm. These systems measure thickness, flatness, shape, conductivity type, and resistivity on raw and processed wafers and provide high speed production sorting.

NanoMapper® Series.    NanoMapper systems measure and analyze nanotopography, front surface non-planar topographic wafer features, on semiconductor wafers using proprietary noncontact optical interference techniques to detect a variety of process-induced defects and process control failures in silicon wafer and device manufacturing processes. Improved control of these defects can increase yields and reduce costs for 90nm and 65nm devices in CD control, shallow trench isolation (STI), and chemical mechanical planarization (CMP) results. The NanoMapper system was the winner of the prestigious R&D 100 award, presented by R&D Magazine in the year 2000.

Surface Inspection Systems

Film Inspection Tool (FIT).    The Film Inspection Tool provides reliable inspection and defect detection on unpatterned films, ranging from dielectrics through metals, SOI, and strained silicon. The introduction of the films inspection tool marks ADE’s strategic entry into the front-end device process metrology market. The FIT’s superior performance is the result of successfully deploying our intellectual property onto existing hardware and software platforms to meet new metrology requirements.

Advanced Wafer Inspection System (AWIS).    The AWIS system is a fully automated inspection tool designed to handle the advanced surface inspection and defect detection requirements of 200mm and 300mm polished and epitaxial wafer production. This system reduces the need for time consuming, off-line inspection of the wafers. The system meets the requirements for the 100nm design rules for high speed sorting applications.

CR8X Series.    The CR8X series products are high throughput, 200mm in-line production systems that are used to detect, measure and characterize particles and other defects on wafer surfaces and provide process analysis and control information for the wafer manufacturer.

Film Mapping Systems

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

X9 Magnetic Properties Analysis System (X9 MPAS).    The X9 MPAS is a fully automated system designed to make an in-depth analysis of GMR style head coupons. Based upon the Model 10 VSM, the X9 automatically loads, measures and returns wafer coupons, repeatably measuring layer thicknesses to less than 0.2 NiFe equivalent Angstroms. In addition to layer thickness, the X9 measures all Hysteresis and transport properties in a single step and has replaced several pieces of equipment in the process control of advanced head production. The X9 system was the winner of the prestigious R&D 100 award, presented by R&D Magazine in the year 2002.

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

V/S 300 Platform.    The V/S 300 is the latest generation of Wafer Mapping Systems and is designed specifically to address the emerging MRAM market. A proprietary Quadrupole magnet design with active field control allows MRAM developers to simulate the action of the MRAM device early in the process control of the magnetic films. Using a patented Vector Kerr capability, the user can measure easy axis distribution with unparalleled accuracy and determine the switching field distribution with greater accuracy. The V300 is suitable for the most advanced MRAM R&D and production, as well as in-depth studies of the uniformity of the TMR stacks at the sheet film level.

M2 DiskMapper™.    The M2 DiskMapper system is an in-line fully automated noncontact measurement system that maps the variation of the most critical magnetic parameters over the surface of recording disks. The data provided by the tool is used to directly control the sputtering process. The M2 DiskMapper can be configured to handle multiple form factors.

Polar Kerr Mapping System.    With the advances in areal density of HDD media continuing at a rapid pace, the time when the current technology yields to the next generation of media is fast approaching. Leading edge media developers are now working on replacing longitudinal media with perpendicular in which the magnetic bits are orthogonal to the plane of the disk. The Polar Kerr Mapping System is designed to characterize this new media segment in development and move seamlessly into production as perpendicular media volumes increase. It handles the new media directly from cassette and leverages ADE’s years of Kerr experience.

Proprietary ADE Capacitance Technology

MicroSenseR II.    As the disk drive industry moves to ever-quieter fluid bearing motors there is an increasing requirement to measure non-repetitive run-out to achieve higher track densities. The MicroSense II product line has been widely adopted by disk drive motor manufacturers. It has also achieved success in specialized applications such as fast tool servo control outside of the disk drive market.

Passive Gaging.    ADE’s passive capacitive gaging systems make use of a design that is fundamentally different from the MicroSense II products. These passive capacitance gages are incorporated in a number of ADE products that serve the hard disk, compact disk and semiconductor markets. ADE Passive Gages are increasingly being used by other semiconductor capital equipment makers on an OEM basis to solve difficult servo control problems where high precision and high stability are required.

Motor Test Systems.    Utilizing the recently introduced Spincheck HR motor test system with ADE’s noncontact dimensional gaging provides disk motor manufacturers with motor shaft runout measurements in both time and frequency domains. This software allows users to define sophisticated pass/fail criteria for production testing.

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

Series 4800, 5800 and Spincheck HR.    Our entire line of gaging products undergoes continuous product improvement to keep pace with the rapid developments in the HDD and semiconductor equipment markets. The performance of the 5800 series products is being enhanced to meet the ever-increasing demands of disk drive motor manufacturers as they develop the next generation fluid dynamic bearing motors. The 4800 series gage capabilities are being expanded to perform critical positioning of optics or targets in high vacuum applications to serve the needs of semiconductor capital equipment manufacturers. New data processing capabilities are being added to the Spincheck HR as customers require additional insight into FDB motor performance and qualification.

Technology

Our metrology and inspection products use our proprietary non-contact capacitive, optical, eddy-current, interferometric and magnetic technologies to measure the dimensional, electrical magnetic and surface characteristics of semiconductor wafers and devices and computer hard disks and disk drives.

Dimensional Technology

Our non-contact capacitive gaging technology, which is the subject of a series of patents, is used to measure the dimensional parameters (thickness, flatness, shape) of semiconductor wafers, computer hard disks and other objects. This technology is based on the measurement of the capacitance between a measurement probe and the surface of the object. The capacitance varies as a precise function of the distance between the probe and the object being measured. For example, in the measurement of a semiconductor wafer, two probes, one on each side of the wafer, map both wafer surfaces simultaneously. Electronic circuitry converts the probe capacitance signal into distance signals, which are translated by our software to produce information concerning the wafer’s thickness, flatness and shape.

Surface Inspection Technology

We use patented optical technology to detect microscopic surface defects and non-uniformity. A finely focused laser beam is scanned over the surface of the wafer. Surface non-uniformities, particles or defects cause some of the beam’s energy to deflect or scatter. Sensitive detectors quantify the scattering signals, which are translated by our software to produce information about particles, micro scratches, haze, nanotopography and other process-induced defects on the wafer surface. Although the principles of our optical technology are similar to those used by other manufacturers, we believe our theoretical modeling and patented optical engineering and proprietary software result in products having a superior combination of high sensitivity and throughput.

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

Proprietary Software

Our proprietary software analyzes and transforms the large amounts of data generated by our metrology and inspection systems to produce information about process-induced defects that supports real-time process management. The flexible design of this software permits recipe-driven reconfiguration of these products to serve new applications with a minimum of hardware or software redesign or development. Our software is designed to integrate our various metrology functions with one another while implementing industry standards for integrating our products with the manufacturing facility’s information systems. We currently have applied for patent protection on unique features of our software.

Service

The Company’s service business consists of installation, training, product maintenance and technical support services.

Marketing, Sales and Customer Support

We market and sell our semiconductor metrology and inspection products through our direct sales force, distributors and independent sales representatives. We market and sell our metrology and inspection products in the United States through full-time salespersons located in Milpitas, California; Dallas, Texas; Portland, Oregon; Tucson, Arizona and Boston, Massachusetts. We market and sell our metrology and inspection products in Europe through full-time salespersons located in the United Kingdom and Germany. We market and sell our metrology and inspection products in Malaysia and Singapore through full-time salespersons located in Malaysia. During the past fiscal year, approximately 44% of our revenue was derived through our direct sales organization. Our direct sales force is supported by applications engineers in selected field offices and in each of our manufacturing locations.

Sales of wafer dimensional systems, capacitive probes, and disk industry products in Japan are supported by Japan ADE, Ltd., a joint venture between ADE and Kanematsu Electronics, Ltd. Sales of surface inspection products are provided in Japan by a separate distributor. We also sell our semiconductor metrology and inspection products in Israel, South Korea, Singapore, Taiwan, and the People’s Republic of China through independent sales representatives. We market and sell our non-contact capacitive, dimensional metrology and magnetic characterization data storage products in the United States through three full-time salespersons and internationally through distributors and sales representatives. We market and sell our interferometric based surface metrology products in the United States through two full-time salespersons and internationally through distributors and sales representatives.

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

We believe that our strong commitment to service is essential, based on the growing complexity of the equipment used in the semiconductor manufacturing process. This complexity makes it difficult for semiconductor wafer and device manufacturers to maintain an internal workforce sufficiently skilled and specialized to support the disparate equipment and technologies used in their processes. We have customer support centers in Boston, Dallas, Milpitas, Vancouver, WA and Tucson in the United States; Milton Keynes, England; Munich, Germany; and Kuala Lumpur, Malaysia. In addition, our distributors and independent sales representatives provide customer support. We also offer training programs and maintenance contracts for our customers. We typically offer warranties of twelve months covering the performance and reliability of our products.

Customers

Our customers include the leading semiconductor wafer manufacturers and many of the leading semiconductor device, magnetic data storage and disk drive manufacturers throughout the world. Historically, a relatively limited number of customers, comprising a large share of the market, have accounted for a substantial portion of our revenue. In fiscal years 2003, 2002 and 2001, sales to our top five customers accounted for approximately 64%, 54% and 46% of our revenue, respectively. During fiscal year 2003, one of our customers, Japan ADE, Ltd., accounted for 25% of our revenue. During the past fiscal year, approximately 75% of our revenue was derived from sales made to wafer manufacturers, with the remainder derived from sales to manufacturers of semiconductor devices, magnetic data storage, disk drives and semiconductor equipment. Our principal customers are, in alphabetical order, as follows:

Semiconductor Wafer Manufacturers

Japan ADE, Ltd.

MEMC Electronic Materials

Okmetic

Shin-Etsu Handotai

Siltron

SOITEC

SUMCO

Wacker Siltronic

Semiconductor Device Manufacturers

Grace Semiconductor

Intel

Samsung

ST Microelectronics

TSMC

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

In fiscal years 2003, 2002 and 2001, our research and development expenditures were $17.0 million, $22.8 million and $22.6 million, respectively, representing 24%, 28% and 23% of revenue. Research and development expenditures consist primarily of salaries, project materials, consulting fees and other costs associated with our ongoing research and development efforts.

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

Backlog

Backlog increased to approximately $25.1 million at April 30, 2003 from approximately $21.2 million at April 30, 2002. This increase in backlog is primarily attributable to an increase in demand for capital equipment in Japan and Southeast Asia. We schedule production based on firm customer commitments and anticipated orders during the planning cycle. Backlog is comprised of written purchase orders accepted from customers to whom we expect to ship the related product or provide service within the following twelve months. Customers may cancel or delay orders with limited or no penalty. We do not believe that the level of backlog is an accurate indicator of our performance in future periods.

Manufacturing

Our principal manufacturing activities take place at our ISO 9001-registered facility in Westwood, Massachusetts, where semiconductor dimensional metrology systems and semiconductor optical surface inspection equipment are manufactured. Our dimensional metrology gaging products and magnetic characterization products for the data storage industry are also manufactured in the Westwood, Massachusetts facility. Our interferometric based surface metrology products and our optical metrology products are manufactured in Tucson, Arizona. Manufacturing activities consist primarily of assembling and testing components and subassemblies, which are supplied by third party vendors and then integrated into our finished products. Many of the components and subassemblies are standard products, although certain items are made to our specification. We manufacture many of our semiconductor metrology and inspection systems in a cleanroom environment.

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

As of July 25, 2003, we hold 45 United States patents and 22 foreign patents covering existing and potential products and have applied for 11 additional patents in the United States and 60 additional foreign patents. We have licensed certain patents and other intellectual property to a number of companies.

Employees

As of April 30, 2003, we employed a total of 396 persons. Management believes that our ongoing success depends on our continued ability to attract and retain highly skilled employees. There can be no assurance that we will be successful in attracting or retaining such personnel. None of our employees are represented by a labor union, and we have experienced no work stoppages. We consider our employee relations to be good.

EXECUTIVE OFFICERS OF THE REGISTRANT

The names, ages and positions held by our executive officers are as follows:

Chris L. Koliopoulos	50	President and Chief Executive Officer
Brian C. James	52	Executive Vice President, Treasurer and Chief Financial Officer
David F. Basila	43	Corporate Vice President

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

Brian C. James joined ADE in August 2000 and serves as Executive Vice President, Treasurer and Chief Financial Officer. Mr. James served as Executive Vice President and Chief Financial Officer of CCT, Inc. and as Corporate Vice President and Chief Financial Officer of The Aerostructures Corporation, both privately held investor-backed companies, prior to joining ADE. Mr. James had previously served as Group Controller for Textron Inc.’s Aerospace-Technology sector and has held various operations and financial positions with Allied-Signal and Ford Motor Company. Mr. James received a BA from the University of Vermont and an MS in finance from the University of Massachusetts.

David F. Basila has served as Corporate Vice President of ADE Corporation since September 2002. Mr. Basila served as Vice President of ADE Phase Shift since joining ADE in June 1998 through the merger with Phase Shift Technology, Inc., where he was Vice President and co-founder. Mr. Basila received a BA from the University of Arizona.

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

Competition

The semiconductor and data storage equipment industries are highly competitive. Competition in these industries is based primarily on technology, price and market penetration. We believe that we compete favorably in our markets for a Company of our size and resources. Companies with complementary technologies and greater financial resources may enter these industries and develop products that are superior to our products or achieve market acceptance. In the market for optical defect inspection equipment, we compete directly with Hitachi Electronics Engineering Co., Ltd., KLA-Tencor Corporation and Topcon, some of which have significantly greater total assets and annual revenue than we do. In the metrology area of the device industry, we have encountered, and expect to encounter in the future, competition from companies offering similar and competing technologies, some of which have significantly greater total assets and annual revenue than we do or have an existing market presence in the device industry, or both. We also expect to encounter intense competition in the areas of metrology and inspection for the magnetic data storage industry. Our competitors can be expected to continue to improve the design and performance of their products and to introduce new products with competitive price/performance characteristics. Competitive pressures can necessitate price reductions or non-revenue generating shipments of new products to certain strategic customers for evaluation purposes, which can adversely affect our operating results. In order to remain competitive, we must maintain a high level of investment in research and development, sales, marketing and customer service. There can be no assurance that we will have sufficient resources to continue to make such investment or that we will be able to make the technological advances necessary to remain competitive.

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

Customer and Industry Concentration

A relatively limited number of customers have historically accounted for a substantial portion of our revenue in each year. In fiscal years 2003, 2002 and 2001, sales to our top five customers in each period accounted for approximately 64%, 54% and 46% of our revenue, respectively. The loss of or any reduction in orders by any of these customers, including reductions due to market, economic or competitive conditions in the semiconductor industry or in other industries that manufacture products utilizing semiconductors, could adversely affect our business, financial condition and results of operations. In fiscal 2003, 2002 and 2001, we derived 75%, 69% and 69% of our revenue, respectively, from customers in the semiconductor wafer industry. While we are increasing our emphasis on expanding the level of our business in the device and magnetic data storage industries, there can be no assurance that our efforts will be successful. Our ability to maintain or increase our sales levels in the future will depend in part upon our ability to obtain orders from new customers as well as the financial condition and success of our existing customers and the general economy. There can be no assurance that we will be able to increase the level of our revenue in the future or that we will be able to retain existing customers or to attract new customers. In addition, given the limited number of customers, any delay in collecting, or inability to collect, accounts receivable could have a material adverse effect on our financial results. See Notes 2 and 13 of Notes to Consolidated Financial Statements for information regarding our accounting policies and our revenues by segment.

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

Risks Associated with International Operations

International sales accounted for 83%, 77% and 64% of our revenue for fiscal years 2003, 2002 and 2001, respectively. See Note 13 of Notes to Consolidated Financial Statements for information regarding our revenues and long-lived assets outside the United States. We expect that international sales will continue to represent a significant percentage of revenue. Our international business may be affected by changes in demand resulting from:

•	Fluctuations in interest and currency exchange rates

•	The investment policies of foreign countries

•	Changes in trade policies and/or tariff regulations

•	Difficulties in obtaining U.S. export licenses.

Given that approximately 50%-60% of our revenue has historically come from Asia, financial instability in certain Asian countries could materially affect our competitive position and consequently, financial results.

ITEM 2.	PROPERTIES

Information regarding our principal properties at April 30, 2003 is set forth below:

Location	Principal Use	Business Segment	Sq. Footage	Ownership
Westwood, MA(1)	Corporate Headquarters, Manufacturing, Engineering, Service, Sales and Marketing	Semiconductor Systems Group and ADE Technologies	118,000	Owned

Tucson, AZ	Manufacturing, Engineering, Service, Sales and Marketing	ADE Phase Shift	60,000	Owned

Newton, MA(2)	Manufacturing, Engineering, Service, Sales and Marketing	ADE Technologies	46,000	Owned

Vancouver, WA	Sales, Service and Engineering	Semiconductor Systems Group	12,800	Leased

Milpitas, CA	Sales and Service	Semiconductor Systems Group and ADE Technologies	9,300	Leased

Bethel, CT(3)	Manufacturing and Engineering	Semiconductor Systems Group	5,000	Leased

We also lease space for sales and service support offices in various other domestic and overseas locations.

(1)	On July 29, 2003, the Company entered into an agreement to sell and leaseback it’s headquarters site in Westwood, Massachusetts.

(2)	During the fourth quarter of the fiscal year ended April 30, 2003, the Company relocated the operations of its ADE Technologies business segment from Newton, Massachusetts into its Westwood, Massachusetts facility. The property in Newton, Massachusetts has been listed for sale and the Company is actively looking for a buyer.

(3)	The Company has decided not to renew its lease at the Bethel, Connecticut facility, which expires in August 2003. The operations of that facility will be relocated to the Westwood, Masschusetts and Tucson, Arizona facilities.

ITEM 3.	LEGAL PROCEEDINGS

On October 12, 2000, the Company filed a patent infringement lawsuit against KLA-Tencor (KLA), a competitor, in the United States District Court in Delaware. The Company seeks damages and a permanent injunction against further infringement of United States Patent Number 6,118,525, entitled “Wafer Inspection System for Distinguishing Pits and Particles.” On November 22, 2000, KLA filed a counterclaim alleging that the Company has infringed three patents owned by KLA. KLA is seeking damages for the alleged patent infringement and a permanent injunction against future infringement. In addition, KLA has asked the District Court for a declaration that United States Patent Number 6,118,525, owned by the Company, is invalid and not infringed by KLA. On March 13, 2003, the District Court issued a ruling upholding KLA’s principal arguments with respect to ADE’s claims of infringement. The District Court has not yet ruled on KLA’s counterclaims. Once all rulings have been issued by the District Court, the Company will consider whether or not to appeal the rulings to the United States Court of Appeals for the Federal Circuit. Accordingly, at this time, the Company cannot predict the outcome or the amount of gain or loss, if any, from this lawsuit.

In addition to the matter noted above, from time to time the Company is subject to legal proceedings and claims in the ordinary course of business. In the opinion of management, the amount of ultimate expense with respect to any other current legal proceedings and claims will not have a material adverse effect on the Company’s financial position or results of operations.

ITEM 4.	SUBMISSION OF MATTERS TO SECURITY HOLDERS

There were no matters submitted to a vote of security holders during the fourth quarter of the fiscal year ended April 30, 2003.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market Price of Common Stock

Our common stock trades on the Nasdaq National Market System under the symbol “ADEX.” The following table presents the high and low sale prices for each quarter for the common stock as reported for the periods indicated.

Fiscal year ended April 30, 2003	High	Low
First quarter	$13.50	$5.20
Second quarter	8.21	2.26
Third quarter	9.20	4.78
Fourth quarter	7.10	5.15

Fiscal year ended April 30, 2002	High	Low
First quarter	$20.00	$13.45
Second quarter	17.65	8.40
Third quarter	12.10	9.05
Fourth quarter	15.50	9.44

The last sale price of the common stock on July 25, 2003, as reported by Nasdaq, was $14.48 per share. As of July 25, 2003, there were 105 holders of record of the common stock (approximately 2,200 beneficial holders).

We have never declared or paid any cash dividends on our common stock and currently expect to retain future earnings for use in our business.

ITEM 6.	SELECTED CONSOLIDATED FINANCIAL DATA

The following table summarizes the financial data for our business and is derived from the Company’s historical consolidated financial statements. You should read the selected financial data in conjunction with our historical consolidated financial statements and related notes and the section of this annual report entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

	Year ended April 30,
	2003	2002	2001	2000	1999
	(in thousands, except per share data)
Statement of Operations Data:
Revenue	$71,247	$81,806	$100,183	$62,506	$60,885
Cost of revenue	38,954	48,132	50,236	35,475	46,489

Gross profit	32,293	33,674	49,947	27,031	14,396

Operating expenses:
Research and development	17,017	22,783	22,583	21,884	24,026
Marketing and sales	11,514	13,064	16,218	13,002	12,280
General and administrative	9,229	11,290	9,948	12,281	11,153
Restructuring charges	1,588	—	—	—	2,318

Total operating expenses	39,348	47,137	48,749	47,167	49,777

Income (loss) from operations	(7,055)	(13,463)	1,198	(20,136)	(35,381)
Interest and other income (expense), net	(434)	256	1,130	1,280	2,600

Income (loss) before provision for (benefit from) income taxes, equity in net earnings (loss) of affiliated companies and cumulative effect of change in accounting principle	(7,489)	(13,207)	2,328	(18,856)	(32,781)
Provision for (benefit from) income taxes	91	10,416	37	102	(9,335)

Income (loss) before equity in net earnings (loss) of affiliated companies and cumulative effect of change in accounting principle	(7,580)	(23,623)	2,291	(18,958)	(23,446)
Equity in net earnings (loss) of affiliated companies	175	498	2	(1,489)	(1,082)

Income (loss) before cumulative effect of change in accounting principle	(7,405)	(23,125)	2,293	(20,447)	(24,528)
Cumulative effect of change in accounting principle, net of $0 tax	—	—	(1,785)	—	—

Net income (loss)	$(7,405)	$(23,125)	$508	$(20,447)	$(24,528)

Net earnings (loss) per share:
Basic
Earnings (loss) before cumulative effect of change in accounting principle	$(0.54)	$(1.70)	$0.17	$(1.53)	$(1.89)
Cumulative effect of change in accounting principle	—	—	(0.13)	—	—

Basic earnings (loss) per share	$(0.54)	$(1.70)	$0.04	$(1.53)	$(1.89)

Diluted
Earnings (loss) before cumulative effect of change in accounting principle	$(0.54)	$(1.70)	$0.17	$(1.53)	$(1.89)
Cumulative effect of change in accounting principle	—	—	(0.13)	—	—

Diluted earnings (loss) per share	$(0.54)	$(1.70)	$0.04	$(1.53)	$(1.89)

Weighted average common shares outstanding
Basic	13,710	13,615	13,507	13,353	12,989
Diluted	13,710	13,615	13,754	13,353	12,989

Pro forma amounts assuming retroactive effect of change in accounting principle related to revenue recognition:(1)

Net revenues			$100,183	$61,966	$63,194
Net income (loss)			$2,293	$(20,700)	$(22,511)

Basic earnings (loss) per share			$0.17	$(1.55)	$(1.73)
Diluted earnings (loss) per share			$0.17	$(1.55)	$(1.73)

	April 30,
	2003	2002	2001	2000	1999
	(in thousands)
Balance Sheet Data:
Cash and cash equivalents	$21,476	$26,108	$29,220	$35,001	$61,278
Working capital	50,079	53,669	71,958	65,710	90,654
Total assets	101,116	114,751	146,707	132,870	153,430
Long-term debt, less current portion	10,082	10,715	11,339	11,950	12,537
Total stockholders’ equity	$74,797	$83,322	$104,664	$101,872	$120,822

(1)	In fiscal year 2001, the Company recorded a non-cash charge of $1.8 million, net of $0 taxes, or $0.13 per diluted share to reflect the cumulative effect of the accounting change as of May 1, 2000 related to the adoption of Staff Accounting Bulletin No. 101, “Revenue Recognition in Financial Statements.” See Note 3 of the consolidated financial statements. The pro forma results for the periods presented prior to fiscal 2001 above were calculated assuming the accounting change was made retroactively to those periods.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of our financial condition and results of operations should be read together with the description of business, financial statements and the related notes of ADE which appear elsewhere in this annual report. The following discussion contains forward-looking statements that reflect ADE’s plans, estimates and beliefs. Our actual results could differ materially from those discussed below and in the forward-looking statements appearing elsewhere in this annual report.

Overview

ADE was incorporated in 1967 to develop and market certain advanced concepts and designs in capacitance and other measurement technologies suitable for industrial applications requiring precise, reliable, damage-free and repeatable measurements. Our products have evolved from single instruments used in off-line engineering analysis to multi-function systems for automated in-line monitoring of process-induced defects throughout the semiconductor wafer, device and data storage manufacturing processes. We operate three major business segments, the Semiconductor Systems Group (SSG), ADE Phase Shift (PST) and ADE Technologies (ATI). The Semiconductor Systems Group manufactures multifunctional semiconductor metrology and automation systems and optical wafer defect inspection equipment used to detect particles and other defects on silicon wafer surfaces. ADE Phase Shift manufactures high performance, non-contact surface metrology equipment using advanced interferometric technology that provides enhanced yield management to the data storage, semiconductor and optics industries. ADE Technologies manufactures high precision magnetic characterization and non-contact dimensional metrology gaging systems primarily for the magnetic data storage and semiconductor manufacturing industries. The Company’s markets are cyclical. Beginning in fiscal year 2002, the Company experienced decreased demand for its products in all business segments as a result of the downturn in the semiconductor wafer and device manufacturing industries as well as the data storage industry. Consequently, the Company experienced reduced order levels and revenues during fiscal year 2002. In response to the industry downturn, the Company underwent cost reduction measures, including headcount reductions, while maintaining its investment in research and development to position the Company for the next wave of capital spending in the semiconductor wafer and device manufacturing industries as well as the data storage industry. During fiscal year 2003, the Company experienced slight increases in quarterly orders, revenue and backlog and achieved profitability during the third and fourth fiscal quarters. These improved results were due in part to increased order activity from Asia during fiscal year 2003 as well as the aforementioned cost reduction measures. However, the Company makes no assurances that the order, revenue, backlog and profit levels can be sustained in future periods.

Restructuring

During the first quarter of fiscal 2003, the Company implemented selective headcount reductions and closed three satellite offices in response to the prolonged downturn in the semiconductor and magnetic data storage industries. The Company recorded a restructuring charge of $877,000, which consisted of $679,000 in employee severance expenses for the 39 terminated employees spread across all functional areas of the Company and $198,000 related to the closing of the satellite offices, which primarily represents future lease obligations on the vacated offices. When applicable, anticipated future sublease income relating to vacated offices was offset against the charge for the remaining lease payments. The sublease income was based on estimates and will be monitored going forward and is subject to change. All severance payments from the first quarter restructuring have been made by April 30, 2003.

During the second quarter of fiscal 2003, as a result of the continued downturn in the semiconductor wafer and device manufacturing and magnetic data storage industries, the Company recorded a restructuring charge of $711,000, which consisted primarily of severance expenses for the 41 terminated employees across all segments and various functional areas of the Company. The majority of all severance payments from the second quarter restructuring have been made by April 30, 2003.

On August 29, 2002, an agreement was entered into between the Company and its former Chief Executive Officer, Robert C. Abbe. Under the terms of the agreement, ADE agreed to pay a total of $1.1 million over a three year period, beginning in September 2002, for severance and consulting services. The Company recorded a restructuring charge of $307,000 for the severance portion of Mr. Abbe’s agreement, which will be paid through September 2003. This amount is included in the $711,000 discussed above. The consulting portion of the agreement will be expensed as incurred.

Below is a table summarizing the activity related to the restructuring accrual for the fiscal year ended April 30, 2003:

	Severance	Office Closures	Total
	(in thousands)
Restructuring accrual	$679	$198	$877
Cash payments	(338)	(44)	(382)

Balance at July 31, 2002	341	154	495
Restructuring accrual	701	10	711
Cash payments	(566)	(64)	(630)

Balance at October 31, 2002	476	100	576
Cash payments	(311)	(55)	(366)

Balance at January 31, 2003	165	45	210
Cash payments	(45)	$—	$(45)

Balance at April 30, 2003	$120	$45	$165

Critical Accounting Policies, Significant Judgments and Estimates

The discussion and analysis of the Company’s financial condition and results of operations are based upon its consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosures at the date of and for the periods reflected in the Company’s financial statements. On an on-going basis, management evaluates its estimates and judgments, including those related to bad debts, inventories, intangible assets, income taxes, and warranty obligations. Management bases its estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. The Company considers certain accounting policies related to revenue recognition and allowance for doubtful accounts, inventory valuation, accounting for income taxes and valuation of goodwill and software to be critical policies due to the estimates and judgments involved in each.

Revenue Recognition and Allowance for Doubtful Accounts

The Company changed its revenue recognition policy effective May 1, 2000, as required by and based on guidance provided in SEC Staff Accounting Bulletin No. 101 (“SAB 101”), “Revenue Recognition in Financial Statements.” The Company recognizes revenue when persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the price is fixed or determinable and collectibility is reasonably assured. The Company’s standard customer arrangement includes a signed purchase order, in which it offers payment terms of 30 to 90 days, no right of return of delivered products and a twelve month warranty. The Company assesses whether the fee associated with its revenue transactions is fixed or determinable based on the payment terms associated with the transaction. If a significant portion of the fee is due after the Company’s normal payment terms, 30 to 90 days, it determines that the fee is not fixed or determinable. In these cases, the Company recognizes revenue as the fees become due. The Company assesses collectibility based on the credit worthiness of the customer and past transaction history. The Company performs on-going credit evaluations of its customers and does not require collateral from its customers. For many of the Company’s international customers, it requires that an irrevocable letter of credit be issued by the customer before the purchase order is accepted. If the Company determines that collection of a fee is not reasonably assured, it defers the fee and recognizes the revenue at the time that collection becomes reasonably assured, which is generally upon the receipt of cash.

For some of the Company’s sales transactions, a portion, usually 10%, of the fee is not due until installation occurs and the customer accepts the product. The other 90% of the fee is normally due 30 to 90 days after shipment. If the Company has met defined customer acceptance experience levels with a specific type of product, these transactions are accounted for as multiple-element arrangements with the deferral of the portion of the fee not due until installation is complete and customer acceptance has occurred. Management of the Company must make a determination of what constitutes an appropriate experience level with a product. This determination is based on, but not limited to, the extent to which a product contains significantly new technology, the number of similarly configured products previously delivered and the Company’s experience with a particular customer. The portion of the fee related to the installation of the product and customer training is classified as service revenue. All other sales with customer acceptance provisions are recognized as revenue upon customer acceptance.

The Company’s transactions frequently involve the sales of systems and services under multiple element arrangements. Revenue under multiple element arrangements is allocated to all elements except systems based upon the fair value of those elements. The amounts allocated to training are based upon the price charged when this element is sold separately and unaccompanied by the other elements. The amount allocated to installation revenue is based upon hourly rates and the estimated time to complete the service. The amount allocated to systems is done on a residual method basis. Under this method, the total arrangement value is allocated first to undelivered elements, based on their fair values, with the remainder being allocated to system revenue. Installation and training are not essential to the functionality of systems as these services do not alter the equipment’s capabilities, are available from other vendors and the systems are standard products.

The Company accrues for anticipated warranty costs upon shipment. Revenue from the sale of parts is recognized upon shipment. Service revenue is recognized as the services are performed provided collection of the related receivable is probable. Service contract revenue is recognized ratably over the contractual periods in which the services are provided. Revenue from software licenses is recognized when an agreement has been executed, software has been delivered, fees are fixed or determinable and collection of the related receivable is probable.

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

Inventory Valuation

Inventories are valued at the lower of cost or market, cost being determined on a first-in, first-out basis. Management evaluates the need to record adjustments for impairment of inventory on a monthly basis. The Company’s policy is to assess the valuation of all inventories, including raw materials, work-in-process, finished goods and spare parts. Inventory that, in the judgment of management, is obsolete or in excess of the Company’s estimated usage is written-down to its estimated market value, if less than its cost. Inherent in the estimates of market value are management’s estimates related to current economic trends, future demand for the Company’s products, and technological obsolescence. Significant management judgments must be made when establishing the reserve for obsolete and excess inventory. If the Company’s judgments and estimates relating to obsolete and excess inventory prove to be inadequate, its financial results could be materially adversely affected in future periods. If the inventory value is written down to its net realizable value, and subsequently there is an increased demand for the inventory at a higher value, the increased value of the inventory is not realized until the inventory is sold.

Accounting for Income Taxes

The Company records income taxes using the asset and liability method. Deferred income tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective income tax bases, and operating loss and tax credit carryforwards. The Company’s financial statements contain certain deferred tax assets, which have arisen primarily as a result of operating losses incurred in prior years, as well as other temporary differences between book and tax accounting. Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes,” requires the establishment of a valuation allowance to reflect the likelihood of the realization of deferred tax assets. Significant management judgment is required in determining the Company’s provision for income taxes, its deferred tax assets and liabilities and any valuation allowance recorded against its net deferred tax assets. The Company evaluates the weight of all available evidence to determine whether it is more likely than not that some portion or all of the deferred income tax assets will not be realized. As of April 30, 2003, the Company has a valuation allowance for the full amount of its deferred tax assets. The decision to record the valuation allowance required significant judgment. Had the Company not recorded this allowance, it would have reported materially different results. If the realization of deferred tax assets in the future is considered more likely than not, an adjustment to the deferred tax assets would increase net income in the period such determination was made. The amount of the deferred tax asset considered realizable is based on significant estimates, and it is at least reasonably possible that changes in these estimates in the near term could materially affect the Company’s financial condition and results of operations. The Company’s effective tax rate may vary from period to period based on changes in estimated taxable income or loss, changes to the valuation allowance, changes to federal, state or foreign tax laws, and deductibility of certain costs and expenses by jurisdiction.

Valuation of Goodwill and Software

Intangible assets consist of $1.3 million of goodwill obtained through the acquisition of the Semiconductor Solutions Division of LPA Software, Inc. (“SSD”) in September 1997 as well as $0.8 million of capitalized license fees for software included in the Company’s products. In July 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 142 (“SFAS 142”), “Goodwill and Other Intangible Assets,” which was effective for the Company on May 1, 2002. SFAS 142 requires, among other things, the discontinuance of goodwill amortization and includes provisions for the reclassification of certain existing recognized intangibles as goodwill, reassessment of the useful lives of existing recognized intangibles, and reclassification of certain intangibles out of previously reported goodwill. In accordance with this statement, the Company discontinued the amortization of its net goodwill of $1.3 million on May 1, 2002. In addition, the Company was required to perform a transitional impairment test for goodwill under SFAS 142. The impairment test under SFAS 142 uses a two-step process. The first step compares the fair value of the reporting unit with the unit’s carrying value, including goodwill. If the carrying value of the reporting unit is greater than fair value, the unit’s goodwill may be impaired, and the second step must be completed to measure the amount of the goodwill impairment charge, if any. In the second step, the implied fair value of the reporting unit’s goodwill is compared with the carrying amount of the unit’s goodwill. If the carrying amount is greater than the implied fair value, the carrying value of the goodwill must be written down to its implied fair value.

The Company completed the transitional impairment test of its goodwill as of May 1, 2002 and no adjustment to goodwill was necessary. The Company is required to perform impairment tests under SFAS 142 annually and whenever events or changes in circumstances suggest that the goodwill may be impaired. Factors the Company considers important that could trigger the impairment review include:

•	significant underperformance relative to historical or projected future operating results;

•	significant negative industry or economic trends;

•	significant adverse change in legal factors or in the business climate;

•	significant decline in the Company’s stock price for a sustained period;

•	significant decline in the Company’s technological value as compared to the market;

•	the Company’s market capitalization relative to net book value; and

•	unanticipated competition.

During the second quarter of fiscal 2003, the Company’s market capitalization value fell below its book value for a brief period of time. If the Company’s market value falls below its book value for an extended period of time in the future, the Company may be required to record an impairment of its goodwill and such amount could be material to the Company’s results of operations. During the fourth quarter of the fiscal year ended April 30, 2003, the Company performed its annual impairment test in accordance with SFAS 142 and determined that the carrying value of its goodwill was not impaired.

Net capitalized license fees of $0.8 million for software included in the Company’s products, which are still being amortized, are amortized at the greater of 1) the ratio that current gross revenue for the related products bears to the total current and anticipated future gross revenue for those products or 2) on a straight-line basis over its estimated useful life. At each quarter-end, the carrying value of the software is compared to net realizable value (“NRV”). NRV is the estimated future gross revenues from products that incorporate the software reduced by the estimated future costs of disposal. If NRV is less than the carrying value, the excess is written-off and NRV becomes the new carrying value of the software.

Significant management judgments and estimates must be made when establishing criteria for future cash flows, estimating reporting unit fair value and assessing impairment. If the Company’s judgments and estimates relating to goodwill and software prove to be inadequate, an asset may be determined to be impaired and the Company’s financial results could be materially adversely impacted. Likewise, if a future event or circumstance indicates that an impairment assessment is required and, through the performance of that assessment, an asset is determined to be impaired, the Company’s financial results could be materially and adversely impacted in future periods.

Off-Balance Sheet Arrangements

The Company has not created, and is not party to, any special-purpose or off-balance sheet entities for the purpose of raising capital, incurring debt or operating parts of its business that are not consolidated into its financial statements. The Company does not have any arrangements or relationships with entities that are not consolidated into its financial statements that are reasonably likely to materially affect its liquidity or the availability of capital resources, except as set forth below under “Liquidity and Capital Resources.”

Results of Operations

The following table presents the percentage of total revenue for the respective line items in ADE’s consolidated statements of operations.

	Year ended April 30,
	2003	2002	2001
Revenue	100.0%	100.0%	100.0%
Cost of revenue	54.7%	58.8%	50.1%
Gross profit	45.3%	41.2%	49.9%
Operating expenses:
Research and development	23.9%	27.9%	22.5%
Marketing and sales	16.1%	16.0%	16.2%
General and administrative	13.0%	13.8%	9.9%
Restructuring charges	2.2%	0.0%	0.0%
Income (loss) from operations	(9.9)%	(16.5)%	1.2%
Interest and other income (expense), net	(0.6)%	0.3%	1.1%
Net income (loss)	(10.3)%	(28.3)%	0.1%

Fiscal Year Ended April 30, 2003 Compared to Fiscal Year Ended April 30, 2002

Systems and parts revenue.    Systems and parts revenue decreased 14% to $62.7 million in fiscal 2003 from $73.3 million in fiscal 2002. Revenue in the SSG segment decreased 20% to $44.0 million in fiscal 2003 compared to $55.3 million in fiscal 2002. Decreased sales of the Company’s products in the SSG segment reflected a decrease in demand for capital equipment in the semiconductor wafer and device industries as a result of the current severe down cycle. Revenue in the PST segment increased 20% to $12.6 million in fiscal 2003 compared to $10.5 million in fiscal 2002. The increase in revenue from the PST segment was due primarily to industry acceptance and demand for its semiconductor industry products.

Wafer manufacturers’ capital equipment purchases have been focused on advanced industry requirements rather than on capacity expansion, which has resulted in technology purchases of the Company’s next generation of products. However, wafer manufacturers have been slowly adding capacity and the Company has experienced an increase in shipments of legacy products as a result of these capacity related purchases. The Company sells its semiconductor products to both wafer and device manufacturers. Historically, the Company’s semiconductor revenue has been derived more from wafer manufacturers than device manufacturers. An increase in short-term chip demand or increases in semiconductor market capital expenditures is expected to impact device manufacturers prior to wafer manufacturers as wafer manufacturers are further down on the overall semiconductor industry supply chain. For the first quarter of fiscal 2004, the Company expects revenue from the semiconductor industry to decline due to the lighter bookings activity experienced early in fiscal 2003.

The data storage industry has experienced extreme pricing pressure, consolidation and excess supply in many data storage market segments, which has resulted in reduced production and capital equipment purchases. Consequently, revenue from the products that are marketed to the data storage industry by the Company’s ATI segment decreased 20% to $7.2 million in fiscal 2003 compared to $8.9 million in fiscal 2002. The decrease in revenue is due primarily to decreased shipments of the Company’s magnetic storage products during fiscal 2003.

A breakdown of the Company’s total revenues by industry is as follows:

	Year Ended April 30,
	2003	2002
Wafer	75%	69%
Device / OEM	12%	15%
Magnetic Data Storage	13%	16%

Total	100%	100%

Service revenue.    Service revenue was $8.5 million in both fiscal 2003 and fiscal 2002. The Company’s service revenue consists of fees for installation, training, product maintenance and technical support services. The majority of the Company’s service revenue is derived from the SSG segment.

Gross profit—systems and parts.    Gross profit increased to 52% in fiscal 2003 from 48% in fiscal 2002. The increase in gross profit was due to increased gross profit in the SSG segment as a result of factory overhead cost reductions undertaken over the past fiscal year. Also contributing to the increase in gross profit was an increase in the gross profit of the PST segment due to increased volume and product mix as described in the discussion of system and parts revenue.

Gross profit—service.    Gross profit improved to (6%) in fiscal 2003 from (14%) in fiscal 2002. The improved gross profit was due to overhead cost reductions undertaken over the past fiscal year.

Research and Development.    Research and development expense in fiscal 2003 decreased 25% to $17.0 million from $22.8 million in fiscal 2002 and decreased as a percentage of revenue to 24% from 28%. The decrease in expense resulted primarily from a decrease in payroll, consulting and project material expenses in all segments, which were part of the overall cost reduction measures taken by the Company over the past fiscal year. The Company continues to invest in its semiconductor wafer and device industry products as well as new products for the magnetic storage industry, including those that measure the magnetic properties of materials used in manufacturing disk drives. The decrease in expense as a percentage of revenues reflects the cost reduction measures mentioned above. The Company expects research and development expense over the short term to be at or near current levels as a percentage of revenues in order to capitalize on the next wave of worldwide capital spending, which is expected to be focused on 300mm wafer production.

Marketing and Sales.    Marketing and sales expense decreased 12% to $11.5 million in fiscal 2003 from $13.1 million in fiscal 2002, and remained consistent as a percentage of revenue at 16% in both fiscal 2003 and fiscal 2002. The decreased expense resulted from a decrease in commissions expense on sales made through internal and external sales representatives due to the decrease in sales during fiscal 2003. Also contributing to the decrease in expense was decreased payroll expense and discretionary spending including travel and advertising in all segments of the Company. The mix of sales channels through which the Company’s products are sold may have a significant impact on the Company’s marketing and sales expense and the results in any period may not be indicative of marketing and sales expense for future periods.

General and Administrative.    General and administrative expenses decreased 18% to $9.2 million in fiscal 2003 from $11.3 million in fiscal 2002 and decreased as a percentage of revenue to 13% in fiscal 2003 from 14% in fiscal 2002. Expense decreased primarily due to decreased payroll and benefits related expenses as a result of cost cutting measures taken over the past year. This decrease in payroll related expenses was slightly offset by an increase in legal and patent expense of $0.4 million primarily as a result of the ongoing litigation with KLA-Tencor. Also included in fiscal 2003 expenses was an impairment charge of $0.2 million related to the Company’s Newton, Massachusetts property, which has been classified as held for sale in the Company’s consolidated balance sheet. The impairment charge was based on the Company’s best estimate of the current value of the property less selling costs. It is possible that the Company could record further impairment on this property if market conditions in the real estate market were to deteriorate.

Interest and Other Income.    Interest and other income was $0.4 million in fiscal 2003 compared to $1.1 million in fiscal 2002. The decrease in interest and other income was due primarily to a decrease in invested cash balances as well as a decrease in interest rates during fiscal 2003 compared to fiscal 2002.

Interest Expense.    Interest expense was $0.8 million in both fiscal 2003 and fiscal 2002. The Company’s interest expense is primarily associated with the Industrial Development Bonds used to finance the acquisition and renovation of our corporate headquarters and SSG manufacturing facility in Westwood, Massachusetts, the headquarters and manufacturing facility of ATI in Newton, Massachusetts and the construction of the PST headquarters and manufacturing facility in Tucson, Arizona. The interest rates on these bonds are fixed.

Provision for Income Taxes.    The provision for income taxes was $0.1 million in fiscal 2003 compared to $10.4 million in fiscal 2002. The provision for income taxes in fiscal 2003 consists of state and foreign income taxes. The decrease in income taxes in fiscal 2003 compared to fiscal 2002 was due to an increase of $10.6 million in the valuation allowance against the Company’s deferred tax assets during fiscal 2002. The Company has deferred tax assets, which have arisen primarily as a result of operating losses incurred in prior years, as well as other temporary differences between book and tax accounting. Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes,” requires the establishment of a valuation allowance to reflect the likelihood of the realization of deferred tax assets. During the second quarter of fiscal 2002, as a result of that year’s operating losses to date, anticipated additional operating losses for the third quarter of 2002, an expected operating loss for fiscal year 2002, and uncertainty as to the extent and timing of profitability in future periods, the Company recorded an additional valuation allowance to reserve the remaining deferred tax assets, resulting in income tax expense of $10.6 million. The Company currently has a valuation allowance for the full amount of its net deferred taxes. As of April 30, 2003, the Company has available unused operating loss carryforwards, which may be applied against future taxable income. Net operating loss carryforwards generated in fiscal 2000 and 2002 begin to expire in fiscal 2005 for state purposes and 2020 for federal purposes. The fiscal 2002 provision for income taxes was partially offset by a $200,000 refund due to certain tax law changes.

Fiscal Year Ended April 30, 2002 Compared to Fiscal Year Ended April 30, 2001

Revenue.    Total revenue decreased 18% to $81.8 million in fiscal 2002 from $100.2 million in fiscal 2001. Decreased sales of the Company’s products in the SSG segment reflected a decrease in demand for capital equipment in the semiconductor wafer and device industries as a result of the current severe down cycle. Revenue in the PST segment also decreased in fiscal 2002 compared with fiscal 2001 as a result of the current down cycle. Wafer and device manufacturers’ capital equipment purchases were focused on advanced industry requirements rather than on capacity expansion, which resulted in technology purchases of the Company’s next generation of products in both the SSG and the PST segments.

The data storage industry continued to experience extreme pricing pressure, consolidation and excess supply in many data storage market segments, which resulted in reduced production and capital equipment purchases. Consequently, revenues from the products that are marketed to the data storage industry by the Company’s ATI segment decreased in fiscal 2002 compared to fiscal 2001.

Consolidated revenue in fiscal 2002 was $3.3 million higher than aggregate segment revenue for this period and reflects the impact of revenue from sales to Japan ADE, Ltd. that were recognized in fiscal 2002 for consolidated reporting purposes but were recognized during fiscal 2001 on a segment basis.

The decrease in service revenues was consistent with the decrease in system and parts revenue and was reflective of the current down cycle in the wafer and device manufacturing industries.

Gross profit.    Gross profit decreased to 41% in fiscal 2002 from 50% in fiscal 2001. The decrease in gross profit was due primarily to the higher percentage of shipments of 300mm products in the SSG segment, which carry lower margins in their initial stages than the Company’s legacy products. Also contributing to the decrease in gross profit was a decline in factory utilization in all segments in fiscal 2002 compared to fiscal 2001 due to the decrease in demand for the Company’s products. Gross profit from sales of services increased by 4% in fiscal 2002 compared to fiscal 2001 as a result of overhead expense reductions during fiscal 2002.

Research and Development.    Research and development expense in fiscal 2002 increased 1% to $22.8 million from $22.6 million in fiscal 2001 and increased as a percentage of revenue to 28% from 23%. The sustained level of expense resulted primarily from continued investment by the SSG segment to develop its AFS and AWIS products to capitalize on the next wave of worldwide capital spending, which is expected to be focused on 300mm wafer production. Also contributing to the overall level of expense was continued investment in research and development by the PST segment. The Company also continued to develop new products for the data storage industry, including those that measure the magnetic properties of materials used in manufacturing disk drives. The increase in expense as a percentage of revenues resulted primarily from the decrease in revenues during fiscal 2002 compared to fiscal 2001.

Marketing and Sales.    Marketing and sales expense decreased 19% to $13.1 million in fiscal 2002 from $16.2 million in fiscal 2001, and remained consistent as a percentage of revenue at 16% in both fiscal 2002 and fiscal 2001. The decreased expense in the all business segments resulted primarily from decreased commissions expense on sales made through both internal and external sales representatives. The mix of sales channels through which the Company’s products are sold may have a significant impact on the Company’s marketing and sales expense and the results in any period may not be indicative of marketing and sales expense for future periods. Also contributing to the decrease in expense was a decrease in payroll expense and discretionary spending such as travel and advertising.

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

Provision for Income Taxes.    The provision for income taxes was $10.4 million in fiscal 2002 compared to $37,000 in fiscal 2001. The provision for income taxes in fiscal 2002 consisted of an increase of $10.6 million in the valuation allowance against the Company’s deferred tax assets that was recorded in the second quarter of fiscal 2002. The Company has deferred tax assets, which have arisen primarily as a result of operating losses incurred in prior years, as well as other temporary differences between book and tax accounting. Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes,” requires the establishment of a valuation allowance to reflect the likelihood of the realization of deferred tax assets. During the second quarter of fiscal 2002, as a result of that year’s operating losses to date, anticipated additional operating losses for the third quarter of 2002, an expected operating loss for fiscal 2002, and uncertainty as to the extent and timing of profitability in future periods, the Company recorded an additional valuation allowance to reserve the remaining deferred tax assets, resulting in income tax expense of $10.6 million. The Company has a full valuation allowance. As of April 30, 2002, the Company has available unused operating loss carryforwards, which may be applied against future taxable income. Net operating loss carryforwards generated in fiscal 2000 and 2002 begin to expire in fiscal 2005 for state purposes and 2020 for federal purposes. The fiscal 2002 provision for income taxes was partially offset by a $200,000 refund due to recent tax law changes. The fiscal 2001 provision for income taxes consisted of state and foreign income taxes and federal income taxes, all of which represented alternative minimum taxes.

Selected Consolidated Quarterly Operating Results

The following table presents consolidated statement of operations data for each of the eight quarters in the period beginning May 1, 2001 and ending April 30, 2003. This information has been derived from ADE’s unaudited consolidated financial statements. The unaudited financial statements have been prepared on the same basis as the audited financial statements and include all normal recurring adjustments considered necessary to present fairly this information when read in conjunction with ADE’s annual audited financial statements and related notes appearing elsewhere in this annual report. Our quarterly operating results have varied and may continue to vary significantly. Our quarterly revenue typically is derived from a relatively small number of customer orders. These customer orders may consist of multiple systems, each of which is priced between approximately $100,000 and $1,000,000. As a result, the timing of significant orders or a reduction in the number of systems shipped in a quarter could have a material effect on our revenue and results of operations for that quarter. The results for a particular quarter may also vary due to a number of other factors, including:

•	Economic conditions in the semiconductor and magnetic data storage industries

•	Product mix of our sales for the period

•	The sales distribution channel of our sales for the period

•	Competitive pricing pressures

•	Our ability to design, introduce and manufacture new products on a cost effective and timely basis

•	Customer cancellations or rescheduled shipments

•	Production difficulties or the inability to obtain critical components resulting in delayed shipments

•	Seasonal factors such as customers’ capital budget approval cycles.

These factors could have a material adverse effect on our results of operations. Significant levels of our expenses are fixed in advance and based in part on our expectations as to future revenue. As a consequence, any material shortfall in revenue in a given quarter could have a material adverse effect on our earnings.

	Quarter ended
	July 31, 2001	Oct. 31, 2001	Jan. 31, 2002	April 30, 2002	July 31, 2002	Oct. 31, 2002	Jan. 31, 2003	April 30, 2003
	(in thousands, except per share data, unaudited)
Statement of Operatons Data:
Revenue	$25,371	$21,910	$17,945	$16,580	$14,740	$18,055	$18,465	$19,986
Cost of revenue	14,919	13,729	10,407	9,076	8,942	10,007	9,492	10,513

Gross profit	10,452	8,181	7,538	7,504	5,798	8,048	8,973	9,473

Operating expenses:
Research and development	6,115	5,961	5,190	5,517	4,844	4,349	3,637	4,187
Marketing and sales	3,588	3,551	2,973	2,953	2,800	2,909	2,584	3,221
General and administrative	2,312	2,796	2,995	3,186	2,853	2,441	2,094	1,840
Restructuring charges	—	—	—	—	877	711	—	—

Total operating expenses	12,015	12,308	11,158	11,656	11,374	10,410	8,315	9,248

Income (loss) from operations	(1,563)	(4,127)	(3,620)	(4,152)	(5,576)	(2,362)	658	225
Interest and other income (expense), net	311	48	—	(105)	(119)	(88)	(160)	(67)

Income (loss) before provision for (benefit from) income taxes and equity in net earnings (loss) of affiliated companies	(1,252)	(4,079)	(3,620)	(4,257)	(5,695)	(2,450)	498	158
Provision for (benefit from) income taxes	7	10,598	9	(198)	22	14	36	20

Income (loss) before equity in net earnings (loss) of affiliated companies	(1,259)	(14,677)	(3,629)	(4,059)	(5,717)	(2,464)	462	138
Equity in net earnings (loss) of affiliated companies	68	109	384	(62)	(64)	34	132	73

Net Income (loss)	$(1,191)	$(14,568)	$(3,245)	$(4,121)	$(5,781)	$(2,430)	$594	$211

Basic earnings (loss) per share	$(0.09)	$(1.07)	$(0.24)	$(0.30)	$(0.42)	$(0.18)	$0.04	$0.02
Diluted earnings (loss) per share	$(0.09)	$(1.07)	$(0.24)	$(0.30)	$(0.42)	$(0.18)	$0.04	$0.02
Weighted average shares outstanding—basic	13,567	13,607	13,627	13,659	13,679	13,695	13,721	13,747
Weighted average shares outstanding—diluted	13,567	13,607	13,627	13,659	13,679	13,695	13,742	13,748

	Quarter ended
	July 31, 2001	Oct. 31, 2001	Jan. 31, 2002	April 30, 2002	July 31, 2002	Oct. 31, 2002	Jan. 31, 2003	April 30, 2003
Percentage of Revenue:
Revenue	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%
Cost of revenue	58.8%	62.7%	58.0%	54.7%	60.7%	55.4%	51.4%	52.6%
Gross profit	41.2%	37.3%	42.0%	45.3%	39.3%	44.6%	48.6%	47.4%
Operating expenses:
Research and development	24.1%	27.2%	28.9%	33.3%	32.9%	24.1%	19.7%	20.9%
Marketing and sales	14.1%	16.2%	16.6%	17.8%	19.0%	16.1%	14.0%	16.1%
General and administrative	9.1%	12.8%	16.7%	19.2%	19.4%	13.5%	11.3%	9.2%
Income (loss) from operations	(6.2)%	(18.8)%	(20.2)%	(25.0)%	(37.8)%	(13.1)%	3.6%	1.1%
Interest and other income, net	1.2%	0.2%	0.0%	(0.6)%	(0.8)%	(0.5)%	(0.9)%	(0.3)%
Net income (loss)	(4.7)%	(66.5)%	(18.1)%	(24.9)%	(39.2)%	(13.5)%	3.2%	1.1%

Our quarterly operating results have varied and may continue to vary significantly due to a number of factors, including economic conditions in the semiconductor and magnetic data storage industries, the timing of shipments of orders to major customers, the mix of products sold and competitive pricing. Customers may cancel or reschedule shipments. Product shipments could be delayed by production difficulties or critical component inventory shortages. These factors could have a material adverse effect on our results of operations. As cost of revenue includes manufacturing overhead, which is relatively constant from quarter to quarter, gross margin can vary significantly from quarter to quarter due to varying levels of production and revenue. Marketing and sales expenses can vary from quarter to quarter based on a number of factors, including mix of sales channels, geographic mix and the timing of marketing events. There can be no assurance that we will be profitable in any future period.

Liquidity and Capital Resources

At April 30, 2003, the Company had $21.5 million in cash and cash equivalents and $50.1 million in working capital. In addition, the Company had $3.2 million in restricted cash used as security for a tax-exempt Industrial Development Bond issued through the Massachusetts Industrial Finance Agency in December 1997. Under the terms of the agreement, the Company may substitute a letter of credit in an amount equal to approximately 105% of the outstanding principal balance as collateral for its obligations under this bond, assuming it has the ability to borrow under a credit facility. Such actions would allow the restricted cash balance to be used for general corporate purposes.

Cash used in operating activities for the year ended April 30, 2003 was $5.1 million. This amount resulted from a net loss of $7.4 million, adjusted for net non-cash charges of $4.8 million and a $2.5 million net increase in working capital accounts. Non-cash items primarily consisted of $4.7 million of depreciation and amortization and $0.2 million for a long-lived asset impairment charge related to the Company putting its Newton, Massachusetts facility up for sale.

The net increase in working capital of $2.5 million was comprised of an increase in accounts receivable, and deferred income from affiliate of $1.7 million and $0.8 million, respectively, as well as decreases in inventories of $3.4 million, prepaid expenses of $0.2 million, accounts payable of $2.1 million, and accrued expenses and other current liabilities of $3.2 million.

The increase in accounts receivable resulted from the increased billings during the second half of fiscal 2003. The increase in deferred income on sales to Japan ADE, Ltd. (JAL) is due to the timing of shipments to JAL and the acceptance of those shipments by JAL’s customers. The decrease in inventory resulted primarily from shipments of backlog from the end of the last fiscal year and from decreased inventory purchases related to the decrease in customer orders at the end of fiscal 2002 and early in fiscal 2003. The decrease in prepaid expenses results primarily from the timing of payments. The decrease in accounts payable resulted primarily from decreased purchases of inventory and the timing of payments to vendors. The decrease in accrued expenses and other current liabilities resulted from decreases in deferred revenue, accrued payroll and accrued warranty, which is related to decreased sales levels.

Cash provided by investing activities was $0.7 million, and consisted of $0.5 million for net sales of fixed assets, specifically demo systems, and a decrease in restricted cash of $0.2 million.

Cash used in financing activities was $0.2 million and consisted of $0.6 million in principal payments of long-term debt, which was offset by $0.4 million of proceeds from the issuance of common stock from the exercise of stock options and the purchase of stock under the Company’s employee stock purchase plan.

Under Generally Accepted Accounting Principles (“GAAP”) in the United States, certain obligations and commitments are not required to be included in the consolidated balance sheet. These obligations and commitments, while entered into in the normal course of business, may have a material impact on liquidity. The Company does not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As such, the Company is not exposed to any financing, liquidity, market or credit risk that could arise if the Company had engaged in such relationships. The following table discloses the Company’s contractual payment obligations as of April 30, 2003. The operating lease and consulting agreement obligations are not included in the consolidated balance sheet included in this annual report. The principal portion of the long-term debt is included in the consolidated balance sheet. The long-term debt payments in the table below include both principal and interest.

The following table reflects future cash payments, including interest, due under current contractual obligations as of April 30, 2003:

	Payments due by period
	Less than 1 year	1-3 years	Greater than 3 years	Total
	(in thousands)
Long term debt obligations	$1,258	$2,482	$9,289	$13,029
Operating lease obligations	622	670	199	1,491
Consulting agreement (Note 3)	256	304	—	560

Total	$2,136	$3,456	$9,488	$15,080

The Company’s long-term debt consists of Industrial Development Bonds issued in April 1999, December 1997 and June 1996, respectively. The face values of the April 1999 bond (the “1999 bond”), the December 1997 bond (the “1997 bond”) and the June 1996 bond (the “1996 bond”) were $4,500,000, $4,000,000 and $5,500,000, respectively. The 1999 bond, 1997 bond and the 1996 bond bear interest at a rate of 5.52%, 5.79% and 5.74%, respectively, and provide for 50% of the principal to be paid over ten years from the dates of issuance with the remaining 50% due in March 2009, December 2007 and June 2006, respectively. Monthly payments of principal and accrued interest for the 1999 bond are approximately $31,000. Monthly payments of principal and accrued interest for the 1997 bond commenced at approximately $36,000 and decrease to approximately $27,000 over the ten-year payment period. Monthly payments of principal and accrued interest for the 1996 bond are approximately $43,000.

The proceeds of the 1999 bond were used to fund the construction of a new manufacturing facility in Tucson, Arizona. The Company collateralized the issuance of this bond with a standby letter of credit from a financial institution. The standby letter of credit bears a fee of 1.5% of the outstanding bond balance. The agreement under which the letter of credit was issued is collateralized by a mortgage on the building and land. Under the terms of the letter of credit, the Company is required to comply with certain financial covenants. As of April 30, 2003, the Company was in compliance with these covenants. The proceeds of the 1997 bond were used to fund the acquisition and renovation of a manufacturing facility. As discussed above, the Company had $3.2 million classified as restricted cash on the April 30, 2003 balance sheet used as security for the bond and under the terms of the bond agreement, the Company may substitute a letter of credit in an amount equal to approximately 105% of the outstanding principal balance as collateral for the Company’s obligations under the bond, assuming the Company has the ability to borrow under a credit facility. Such actions would allow the restricted cash balance to be used for general corporate purposes.

The proceeds of the June 1996 bond were used to fund the acquisition and renovation of the manufacturing facility in the Company’s headquarters site. The Company collateralized the issuance of this bond with a standby letter of credit from a financial institution. The standby letter of credit bears a fee of 1.25% of the outstanding bond balance. The agreement under which the letter of credit was issued is collateralized by a mortgage on the building and land. Under the terms of the agreement, the Company is required to comply with certain financial covenants. As of April 30, 2003, the Company was in violation of a covenant, which requires a minimum debt service coverage ratio. The Company elected not to obtain a waiver for this covenant because it was in the process of reaching an agreement with a third party to sell and leaseback the Westwood, Massachusetts headquarters site. The proceeds from that sale will be used to retire the related debt and the letter of credit would be eliminated. The issuer of the letter of credit, aware of the pending agreement, agreed to a forebearance in light of the pending transaction. As a result, the letter of credit was not terminated and the debt did not become callable.

On July 29, 2003, the Company entered into an agreement to sell and leaseback its headquarters site in Westwood, Massachusetts and received proceeds of $10.1 million in escrow. The Company intends to use $3.8 million of the proceeds from the transaction to retire the 1996 bond and eliminate the letter of credit. The Company also intends to use approximately $3.0 million of the proceeds to retire the 1997 bond, which would result in the $3.2 million of restricted cash becoming available for general corporate purposes. As part of this transaction, the Company entered into a lease agreement with a 15 year term and annual rent payments increasing from approximately $1.0 million at the beginning of the lease term to approximately $1.3 million by the end of the lease term. In addition, the Company’s Newton, Massachusetts facility, which was financed by the 1997 bond, has been listed for sale. At this time, the Company is not able to estimate when the sale will occur, what the proceeds will be or the amount of gain or loss, if any.

On July 24, 2003, the Company entered into an agreement to sell the majority of its 50% ownership in Japan ADE, Ltd. The Company will receive cash proceeds of approximately $4.0 million and will retain a 9% ownership in JAL. In addition, on July 10, 2003, the Company received a $1.0 million dividend payment from Japan ADE, Ltd.

The Company expects to meet its near-term working capital needs and capital expenditures primarily through available cash and cash equivalents, which will primarily be generated from sales to both existing and new customers. However, the Company can provide no assurance that it will be able to maintain its current customer base or acquire new customers.

New Accounting Pronouncements

In May 2003, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 150 (“SFAS 150”), “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” SFAS 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. SFAS 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise effective at the beginning of the first interim period beginning after June 15, 2003. The Company believes that the adoption of SFAS No. 150 will not have a material impact on its current financial position and results of operations.

In April 2003, the FASB issued Statement of Financial Accounting Standards No. 149 (“SFAS 149”), “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.” SFAS 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under FASB Statement No. 133, “Accounting for Derivative Instruments and Hedging Activities.” SFAS 149 is effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. The Company believes that the adoption of SFAS No. 149 will not have a material impact on its current financial position and results of operations.

In January 2003, the FASB issued FASB Interpretation No. 46 (“FIN 46”), “Consolidation of Variable Interest Entities, an Interpretation of Accounting Research Bulletin No. 51.” FIN 46 requires certain variable interest entities, or VIEs, to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 is effective for all VIEs created or acquired after January 31, 2003. For VIEs created or acquired prior to February 1, 2003, the provisions of FIN 46 must be applied for the first interim or annual period beginning after June 15,

2003. Based on the accounting guidance and other information available, the Company does not believe its 50% owned affiliate, Japan ADE, Ltd., meets the definition of a VIE. Therefore, the Company currently believes the adoption of FIN 46 will not have a significant impact on its consolidated financial statements. However, the Company believes that the interpretative accounting guidance necessary for FIN 46 will continue to evolve. Additional interpretive guidance could affect the accounting for Japan ADE, Ltd.

In November 2002, the Emerging Issues Task Force issued No. 00-21 (“EITF 00-21”), “Accounting for Revenue Arrangements with Multiple Deliverables.” EITF 00-21 addresses certain aspects of the accounting by a vendor for arrangements under which it will perform multiple revenue-generating activities. EITF 00-21 establishes three principles: revenue arrangements with multiple deliverables should be divided into separate units of accounting, arrangement consideration should be allocated among the separate units of accounting based on their relative fair values and revenue recognition criteria should be considered separately for separate units of accounting. EITF 00-21 is effective for all revenue arrangements entered into in fiscal periods beginning after June 15, 2003, with early adoption permitted. The Company does not expect the adoption of EITF 00-21 to have a material impact on the Company’s consolidated financial statements.

Inflation

To date, inflation has not had a significant impact on our operations.

ITEM 7A. QUANTITATIVE	AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

At April 30, 2003, the Company’s exposure to market risk relates primarily to changes in interest rates on its investment portfolio. The Company’s cash equivalents consist primarily of fixed income securities. The Company invests only with high credit quality issuers and does not use derivative financial instruments in its investment portfolio. We do not believe that a sharp increase or decrease in interest rates would have a material adverse impact on the fair value of our investment portfolio. The Company’s long-term borrowings are at fixed interest rates.

In addition, a portion of the Company’s business is conducted outside the United States through its foreign subsidiaries and an affiliate. The Company generally transacts business in international markets in United States currency, but pays its employees in local currencies. Accordingly, the Company is subject to exposure from adverse movements in foreign currency exchange rates.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The information required by Item 8 is contained on pages F-1 through F-24 of this report.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

PART III

ITEM 10. DIRECTORS	AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information regarding directors required by this Item is included in the definitive Proxy Statement for the Company’s 2003 Annual Meeting of Stockholders (the “2003 Proxy Statement”), to be filed with the Commission on or about August 13, 2003 under “Election of Directors” and is incorporated herein by reference. The information regarding executive officers required by this Item is included in Part I of this Form 10-K.

ITEM 11. EXECUTIVE	COMPENSATION

The information required by this Item is included in the 2003 Proxy Statement under “Executive Compensation” and is incorporated herein by reference (excluding, however, the “Report on Executive Compensation” and the Performance Graph contained in the 2003 Proxy Statement, which shall not be deemed incorporated herein).

ITEM 12. SECURITY	OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Information regarding the security ownership of certain beneficial owners and management is included in the 2003 Proxy Statement under “Security Ownership of Certain Beneficial Owners and Management” and is incorporated herein by reference.

The following table sets forth certain information as of April 30, 2003 with respect to compensation plans under which our equity securities are authorized for issuance:

	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders(1):	1,120,595	$12.91	1,206,298	(2)
Equity compensation plans not approved by security holders	None	None	None
Total	1,120,595	$12.91	1,206,298

(1)	Please see Note 11 of our Notes to Consolidated Financial Statements for description of the Company’s equity compensation plans.
(2)	Includes 696,864 shares that remain available for purchase under the ADE Corporation Employee Stock Purchase Plan.

ITEM 13. CERTAIN	RELATIONSHIPS AND RELATED TRANSACTIONS

Not applicable.

ITEM 14. CONTROLS	AND PROCEDURES

(a)    Evaluation of Disclosure Controls and Procedures

The term “disclosure controls and procedures” is defined in Rules 13a-14(c) and 15d-14(c) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These rules refer to the controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files under the Exchange Act is recorded, processed, summarized and reported within required time periods. Within 90 days prior to the filing date of this Form 10-K (the “Evaluation Date”), the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s chief executive officer and chief financial officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based upon that evaluation, the chief executive officer and chief financial officer have concluded that, as of the Evaluation Date, such disclosure controls and procedures were effective in ensuring that required information will be disclosed on a timely basis in the Company’s reports filed under the Exchange Act.

(b)    Changes in Internal Controls

The Company maintains a system of internal accounting controls that are designed to provide reasonable assurance that the Company’s transactions are properly recorded, that the Company’s assets are safeguarded against unauthorized or improper use and that the Company’s transactions are properly recorded and reported. As part of the evaluation of the Company’s disclosure controls and procedures, and also in connection with the audit of our consolidated financial statements for the year ended April 30, 2003, the Company evaluated its internal controls. The Company’s management and PricewaterhouseCoopers LLP (“PwC”) reported to the Company’s Audit Committee, two significant deficiencies, which were reportable conditions. The Company has already taken steps to implement PwC’s recommendations and has assigned the appropriate resources to perform reviews in these areas. Furthermore, the Company will continue to update its policies and procedures.

ITEM 15. PRINCIPAL	ACCOUNTANT FEES AND SERVICES

Not applicable.

PART IV

ITEM 16. EXHIBITS,	FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)(1)	Financial Statements. The Financial Statements required to be filed by Item 8 of Form 10-K, and filed herewith, are as follows:

Page Number in this Form 10-K

Report of Independent Auditors	F-1

Consolidated Balance Sheets as of April 30, 2003 and 2002	F-2

Consolidated Statements of Operations for the three years ended April 30, 2003	F-3

Consolidated Statements of Stockholders’ Equity for the three years ended April 30, 2003	F-4

Consolidated Statements of Cash Flows for the three years ended April 30, 2003	F-5

Notes to Consolidated Financial Statements	F-6

(a)(2) Financial Statement Schedule:

II—Valuation and Qualifying Accounts and Reserves for the three years ended April 30, 2003	S-1

All other schedules are omitted because they are either not applicable or the required information is included in the consolidated financial statements or related notes.

(a)(3)	Exhibits.

Exhibit Number	Description

3.1	Restated Articles of Organization (filed as Exhibit 3.1 to the Company’s Registration Statement on Form S-1 (33-96408) or amendments thereto and incorporated herein by reference).

3.2	By-laws (as amended) (filed as Exhibit 3.2 to the Company’s Form 10-K for the fiscal year ended April 30, 2002 and incorporated herein by reference).

4.1	Registration Rights Agreement dated as of May 31, 1998 by and among ADE Corporation, Chris Koliopoulos and David Basila (filed as Exhibit 4.6 to the Company’s Form 8-K dated June 25, 1998 and incorporated herein by reference).

10.1	Form of Employee Confidentiality Agreement (filed as Exhibit 10.1 to the Company’s Registration Statement on Form S-1 (333-96408) or amendments thereto and incorporated herein by reference).

10.2	2000 Employee Stock Option Plan (as amended) (filed as Exhibit 10.1 to the Company’s Form 10-Q for the fiscal quarter ended January 31, 2003 and incorporated herein by reference).*

10.3	1997 Employee Stock Option Plan (filed as Exhibit 4.3 to the Company’s Registration Statement on Form S-8 (333-46505) or amendments thereto and incorporated herein by reference).*

10.4	Amendment to 1997 Employee Stock Option Plan dated April 7, 1999 (filed as Exhibit 10.3 to the Company’s Form 10-K for the fiscal year ended April 30, 1999 and incorporated herein by reference).*

10.5	1995 Stock Option Plan (filed as Exhibit 10.4 to the Company’s Registration Statement on Form S-1 (33-96408) or amendments thereto and incorporated herein by reference).*

10.6	1992 Stock Option Plan (filed as Exhibit 10.5 to the Company’s Registration Statement on Form S-1 (33-96408) or amendments thereto and incorporated herein by reference).*

10.7	Amendment to 1992 Stock Option Plan dated April 7, 1999 (filed as Exhibit 10.6 to the Company’s Form 10-K for the fiscal year ended April 30, 1999 and incorporated herein by reference).*

10.8	Employee Stock Purchase Plan (as amended) (filed as Exhibit 10.8 to the Company’s Form 10-K for the fiscal year ended April 30, 2002 and incorporated herein by reference).*

10.9	Loan Agreement dated as of June 7, 1996, among GE Capital Public Finance, Inc., Massachusetts Industrial Finance Agency and the Company (filed as Exhibit 10.9 to the Company’s Form 10-K for the fiscal year ended April 30, 1996 and incorporated herein by reference).

10.10	Certificate as to Nonarbitrage and Tax Compliance, dated as of June 7, 1996, from the Company to Massachusetts Industrial Finance Agency (filed as Exhibit 10.10 to the Company’s Form 10-K for the fiscal year ended April 30, 1996 and incorporated herein by reference).

10.11	Letter of Credit Agreement, dated June 7, 1996, between Citizens Bank of Massachusetts and the Company (filed as Exhibit 10.11 to the Company’s Form 10-K for the fiscal year ended April 30, 1996 and incorporated herein by reference).

10.12	Mortgage, Security Agreement, and Assignment, dated June 7, 1996, from the Company to Citizens Bank of Massachusetts (filed as Exhibit 10.13 to the Company’s Form 10-K for the fiscal year ended April 30, 1996 and incorporated herein by reference).

10.13	Pledge Agreement, dated June 7, 1996, from the Company to Citizens Bank of Massachusetts (filed as Exhibit 10.14 to the Company’s Form 10-K for the fiscal year ended April 30, 1996 and incorporated herein by reference).

Exhibit Number	Description

10.14	Oil and Hazardous Materials Indemnification Agreement, dated June 7, 1996, between the Company and Citizens Bank of Massachusetts (filed as Exhibit 10.15 to the Company’s Form 10-K for the fiscal year ended April 30, 1996 and incorporated herein by reference).

10.15	Indemnification Agreement, dated as of February 28, 1996, among MetPath of New England, Inc., Corning Life Sciences, Inc. and the Company (filed as Exhibit 10.16 to the Company’s Form 10-K for the fiscal year ended April 30, 1996 and incorporated herein by reference).

10.16	Letter Agreement regarding collateral assignment of Indemnification from the Company to Citizens Bank of Massachusetts, with attachment (filed as Exhibit 10.17 to the Company’s Form 10-K for the fiscal year ended April 30, 1996 and incorporated herein by reference).

10.17	Noncompetition Agreement dated as of May 31, 1998 by and between ADE Corporation and Chris Koliopoulos (filed as Exhibit 10.21 to the Company’s Form 10-K for the fiscal year ended April 30, 1998, and incorporated herein by reference).*

10.18	Employment and Non-Competition Agreement dated as of May 1, 2002 by and between ADE Corporation and Brian James (filed as Exhibit 10.18 to the Company’s Form 10-K for the fiscal year ended April 30, 2002 and incorporated herein by reference).*

10.19	Separation Agreement dated as of August 29, 2002 by and between Robert C. Abbe and ADE Corporation (filed as Exhibit 10.1 to the Company’s Form 10-Q for the fiscal quarter ended July 31, 2002 and incorporated herein by reference).*

10.20	Letter Agreement regarding sale of certain shares of Japan ADE, Ltd. held by the Company to Kanematsu Electronics, Ltd. (filed herewith).

10.21	Purchase and Sale Agreement dated as of July 29, 2003 between the Company, as Seller, and New Boston Fund, Inc., as Buyer, regarding sale and leaseback of Westwood, Massachusetts facility (filed herewith).

21.1	Subsidiaries of the Company (filed as Exhibit 21.1 to the Company’s Form 10-Q for the fiscal quarter ended January 31, 2003 and incorporated herein by reference).

23.1	Consent of PricewaterhouseCoopers LLP (filed herewith).

24.1	Power of Attorney (filed herewith as part of the signature page hereto).

99.1	Certification of President and Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

99.2	Certification of Executive Vice President and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

*	Compensatory plan or agreement applicable to management and/or employees.

(b)	Reports on Form 8-K

There were no reports on Form 8-K filed by the Company during the fourth quarter of fiscal year 2002.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

ADE CORPORATION

July 28, 2003	By:	/s/ CHRIS L. KOLIOPOULOS

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

Signature	Title	Date

/s/ CHRIS L. KOLIOPOULOS Chris L. Koliopoulos	President, Chief Executive Officer of ADE Corporation, President of ADE Phase Shift and Director (Principal Executive Officer)	July 28, 2003

/s/ BRIAN C. JAMES Brian C. James	Executive Vice President, Treasurer and Chief Financial Officer (Principal Financial Officer)	July 28, 2003

/s/ JOSEPH E. ROVATTI Joseph E. Rovatti	Controller (Principal Accounting Officer)	July 25, 2003

Landon T. Clay	Chairman of the Board

/s/ H. KIMBALL FAULKNER H. Kimball Faulkner	Director	July 22, 2003

/s/ KENDALL WRIGHT Kendall Wright	Director	July 22, 2003

/s/ HARRIS CLAY Harris Clay	Director	July 24, 2003

CERTIFICATION

I, Chris L. Koliopoulos, Ph.D., certify that:

1.	I have reviewed this annual report on Form 10-K of ADE Corporation;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)	Evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)	Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)	All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: July 29, 2003	/s/ CHRIS L. KOLIOPOULOS

Chris L. Koliopoulos, PhD. President and Chief Executive Officer

CERTIFICATION

I, Brian C. James, certify that:

1.	I have reviewed this annual report on Form 10-K of ADE Corporation;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)	Evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)	Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)	All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: July 29, 2003	/s/ BRIAN C. JAMES

Brian C. James Executive Vice President, Treasurer and Chief Financial Officer

REPORT OF INDEPENDENT AUDITORS

To the Board of Directors and Stockholders

of ADE Corporation:

In our opinion, the consolidated financial statements listed in the index appearing under Item 16 (a)(1) on page 32 present fairly, in all material respects, the financial position of ADE Corporation and its subsidiaries at April 30, 2003 and 2002, and the results of their operations and their cash flows for each of the three years in the period ended April 30, 2003 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 16 (a)(2) on page 32 presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company’s management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Notes 2 and 4 to the consolidated financial statements, during the years ended April 30, 2003 and 2001, the Company changed its method of accounting for goodwill and for recognizing revenue, respectively.

/s/ PRICEWATERHOUSECOOPERS LLP

Boston, Massachusetts

June 13, 2003, except as to Note 18 for

which the date is July 29, 2003

ADE CORPORATION

CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	April 30, 2003	April 30, 2002
Assets
Current assets:
Cash and cash equivalents	$21,476	$26,108
Marketable securities	1,060	2,571
Accounts receivable:
Trade, less allowance for doubtful accounts of $612 and $699, respectively	10,860	9,880
Affiliate	2,525	1,845
Inventories	29,349	32,701
Prepaid expenses and other current assets	1,046	1,278

Total current assets	66,316	74,383

Fixed assets, net	20,923	30,658
Investments	3,724	3,610
Assets held for sale	4,709	—
Intangible assets, net	833	1,283
Goodwill	1,318	1,318
Restricted cash	3,157	3,352
Other assets	136	147

Total assets	$101,116	$114,751

Liabilities and Stockholders’ Equity
Current liabilities:
Current portion of long-term debt	$672	$646
Accounts payable	4,527	6,594
Accrued expenses and other current liabilities	8,779	12,004
Deferred income on sales to affiliate	2,259	1,470

Total current liabilities	16,237	20,714

Long-term debt, net of current portion	10,082	10,715

Commitments and contingencies (Note 16)

Stockholders’ equity:
Preferred stock, $1.00 par value; 1,000,000 shares authorized; none issued or outstanding	—	—
Common stock, $.01 par value; 25,000,000 shares authorized; 13,760,282 and 13,676,678 issued and outstanding at April 30, 2003 and 2002, respectively	138	137
Capital in excess of par value	103,943	103,553
Accumulated deficit	(29,844)	(22,439)
Accumulated other comprehensive income	560	2,071

Total stockholders’ equity	74,797	83,322

Total liabilities and stockholders’ equity	$101,116	$114,751

The accompanying notes are an integral part of the consolidated financial statements.

ADE CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	Year ended April 30,
	2003	2002	2001
Net Revenue:
System and parts	$44,996	$50,185	$74,390
System and parts—affiliate	17,708	23,113	15,452
Service	8,543	8,508	10,341

Total revenue	71,247	81,806	100,183

Cost of revenue:
System and parts	21,855	27,191	31,704
System and parts—affiliate	8,040	11,282	6,343
Service	9,059	9,659	12,189

Total cost of revenue	38,954	48,132	50,236

Gross profit	32,293	33,674	49,947

Operating expenses:
Research and development	17,017	22,783	22,583
Marketing and sales	11,514	13,064	16,218
General and administrative	9,229	11,290	9,948
Restructuring charges	1,588	—	—

Total operating expenses	39,348	47,137	48,749

Income (loss) from operations	(7,055)	(13,463)	1,198
Other income (expense):
Interest and other income	381	1,066	1,971
Interest expense	(815)	(810)	(841)

Income (loss) before provision for income taxes, equity in net earnings of affiliated companies and cumulative effect of change in accounting principle	(7,489)	(13,207)	2,328
Provision for income taxes	91	10,416	37

Income (loss) before equity in net earnings of affiliated companies and cumulative effect of change in accounting principle	(7,580)	(23,623)	2,291
Equity in net earnings of affiliated companies	175	498	2

Income (loss) before cumulative effect of change in accounting principle	(7,405)	(23,125)	2,293
Cumulative effect of change in accounting principle, net of $0 tax	—	—	(1,785)

Net income (loss)	$(7,405)	$(23,125)	$508

Net earnings (loss) per share:
Basic
Earnings (loss) before cumulative effect of change in accounting principle	$(0.54)	$(1.70)	$0.17
Cumulative effect of change in accounting principle	$—	$—	$(0.13)

Basic earnings (loss) per share	$(0.54)	$(1.70)	$0.04

Diluted
Earnings (loss) before cumulative effect of change in accounting principle	$(0.54)	$(1.70)	$0.17
Cumulative effect of change in accounting principle	$—	$—	$(0.13)

Diluted earnings (loss) per share	$(0.54)	$(1.70)	$0.04

Pro forma amounts assuming retroactive effect of change in accounting principle related to revenue recognition:
Net revenues			$100,183
Net income (loss)			$2,293
Basic earnings (loss) per share			$0.17
Diluted earnings (loss) per share			$0.17
Weighted average shares outstanding—basic	13,710	13,615	13,507
Weighted average shares outstanding—diluted	13,710	13,615	13,754

The accompanying notes are an integral part of the consolidated financial statements.

ADE CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands, except share data)

	Common Stock		Capital in excess of par	Retained earnings (accumulated deficit)	Accumulated other comprehensive income	Deferred compensation	Total stockholders’ equity
	Number of shares	Par value
Balance at April 30, 2000	13,479,066	$135	$101,580	$178	$—	$(21)	$101,872

Exercise of common stock options	32,636	—	236				236
Sale of common stock pursuant to the Employee Stock Purchase Plan	37,761	1	562				563
Common stock issued in lieu of Board of Directors’ fees	3,503	—	51				51
Amortization of deferred compensation						21	21

Net income				508			508
Unrealized gain on marketable securities					1,413		1,413

Comprehensive income							1,921

Balance at April 30, 2001	13,552,966	136	102,429	686	1,413	—	104,664
Exercise of common stock options	74,172	1	681				682
Sale of common stock pursuant to the Employee Stock Purchase Plan	48,590	—	428				428
Common stock issued in lieu of Board of Directors’ fees	950	—	15				15

Net loss				(23,125)			(23,125)
Unrealized gain on marketable securities					658		658

Comprehensive loss							(22,467)

Balance at April 30, 2002	13,676,678	137	103,553	(22,439)	2,071	—	83,322

Exercise of common stock options	1,500	—	15				15
Sale of common stock pursuant to the Employee Stock Purchase Plan	80,518	1	359				360
Common stock issued in lieu of Board of Directors’ fees	1,586	—	16				16

Net loss				(7,405)			(7,405)
Unrealized loss on marketable securities					(1,511)		(1,511)

Comprehensive loss							(8,916)

Balance at April 30, 2003	13,760,282	$138	$103,943	$(29,844)	$560	$—	$74,797

The accompanying notes are an integral part of the consolidated financial statements.

ADE CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year ended April 30,
	2003	2002	2001
Cash flows from operating activities:
Net income (loss)	$(7,405)	$(23,125)	$508
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	4,693	5,280	5,793
Long-lived asset impairment	243	—	—
Equity in net (earnings) loss of affiliated companies, net of dividends received	(114)	(389)	62
Deferred income taxes	—	10,590	—
Shares issued in lieu of directors’ fees	16	15	51
Amortization of deferred compensation	—	—	21
Cumulative effect of change in accounting principle	—	—	1,785
Changes in assets and liabilities, net of acquisition:
Accounts receivable, trade	(980)	11,018	(6,963)
Accounts receivable, affiliate	(680)	1,681	(2,912)
Inventories	3,352	6,324	(8,856)
Prepaid expenses and other current assets	232	288	(810)
Accounts payable	(2,067)	(239)	2,816
Accrued expenses and other current liabilities	(3,225)	(9,130)	5,052
Deferred income on sales to affiliate	789	(646)	1,779

Net cash provided by (used in) operating activities	(5,146)	1,667	(1,674)

Cash flows from investing activities:
(Purchases) sales of fixed assets, net	540	(5,684)	(3,682)
Change in restricted cash	195	173	180
Equity investments and advances	—	—	(449)
Decrease (increase) in other assets	11	221	(367)

Net cash provided by (used in) investing activities	746	(5,290)	(4,318)

Cash flows from financing activities:
Repayment of long-term debt	(607)	(599)	(588)
Proceeds from issuance of common stock, net of issuance costs	375	1,110	799

Net cash provided by (used in) financing activities	(232)	511	211

Net decrease in cash and cash equivalents	(4,632)	(3,112)	(5,781)
Cash and cash equivalents, beginning of year	26,108	29,220	35,001

Cash and cash equivalents, end of year	$21,476	$26,108	$29,220

See supplemental disclosures of cash flow information (Note 17)

The accompanying notes are an integral part of the consolidated financial statements.

ADE CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

1.    Nature of Business

ADE Corporation (the “Company”) designs, manufactures, markets and services highly precise, automated measurement, defect detection and handling equipment with current applications in the production of semiconductor wafers, integrated circuits, magnetic data storage and optics industries. The predominant markets for the Company consist of semiconductor wafer and device manufacturing concerns as well as magnetic data storage device and disk drive manufacturers located in the United States, Japan, Europe and the Far East.

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

Revenue Recognition

The Company recognizes revenue from sales of systems upon shipment provided title and risk of loss has passed to the customer, persuasive evidence of an arrangement exists, fees are fixed or determinable and collectibility is reasonably assured. For some of the Company’s sales transactions, a portion, usually 10%, of the fee is not due until installation occurs and the customer accepts the product. If the Company has met defined customer acceptance experience levels with a specific type of product, these transactions are accounted for as multiple-element arrangements with the deferral of the portion of the fee not due until installation is complete and customer acceptance has occurred. The portion of the fee related to the installation of the product and customer training is classified as service revenue. All other sales with customer acceptance provisions are recognized as revenue upon customer acceptance. To the extent that the Company grants payment terms in excess of its normal payment terms, those amounts are deferred and recognized as revenue when the payments become due.

The Company’s transactions frequently involve the sales of systems and services under multiple element arrangements. Revenue under multiple element arrangements is allocated to all elements except systems based upon the fair value of those elements. The amounts allocated to training are based upon the price charged when this element is sold separately and unaccompanied by the other elements. The amount allocated to installation revenue is based upon hourly rates and the estimated time to complete the service. The amount allocated to systems is done on a residual method basis. Under this method, the total arrangement value is allocated first to undelivered elements, based on their fair values, with the remainder being allocated to systems revenue. Installation and training are not essential to the functionality of systems as these services do not alter the equipment’s capabilities, are available from other vendors and the systems are standard products.

The Company accrues for anticipated warranty costs upon shipment. Revenue from the sale of parts is recognized upon shipment. Service revenue is recognized as the services are performed provided collection of the related receivable is reasonably assured. Service contract revenue is recognized ratably over the contractual periods in which the services are provided. The Company does not provide the right to return products. Revenue from software licenses is recognized when an agreement has its annual impairment test in accordance with SFAS 142 and determined that the carrying value of its goodwill was not impaired. Had SFAS 142 been in effect during

ADE CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

2.    Summary of Significant Accounting Policies (Continued)

been executed, software has been delivered, fees are fixed or determinable and collection of the related receivable is reasonably assured. Revenue from software consulting services provided on a time and reimbursable expense basis is recognized as the services are provided.

Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. The Company invests its excess cash in money market accounts. These investments are subject to minimal credit and market risks. At April 30, 2003 and 2002, the Company has classified its cash equivalent investments totaling approximately $18,167,000 and $23,857,000, respectively, as available-for-sale. The carrying amount of these investments approximates fair market value.

Marketable Securities

The Company classifies its marketable securities as available-for-sale in accordance with the provisions of Statement of Financial Accounting Standard (“SFAS”) No. 115, “Accounting for Certain Investments in Debt and Equity Securities.” Securities classified as available-for-sale are reported at fair market value with the related unrealized gains and losses included, net of tax, in accumulated other comprehensive income (loss). Gross unrealized gains (losses) on securities for the years ended April 30, 2003, 2002 and 2001, the cost of which is based upon the specific identification method, were $(1,511,000), $658,000 and $1,413,000, respectively.

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

Goodwill and Intangible Assets

In July 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 142 (“SFAS 142”), “Goodwill and Other Intangible Assets,” which was effective for the Company on May 1, 2002. SFAS 142 requires, among other things, the discontinuance of goodwill amortization and includes provisions for the reclassification of certain existing recognized intangibles as goodwill, reassessment of the useful lives of existing recognized intangibles, and reclassification of certain intangibles out of previously reported goodwill. In accordance with this statement, the Company discontinued the amortization of its net goodwill of $1.3 million. In addition, the Company completed the transitional impairment test of its goodwill as of May 1, 2002 and determined that the carrying value was not impaired. The Company is required to perform impairment tests under SFAS 142 annually and whenever events or changes in circumstances suggest that the goodwill may be impaired. During the second quarter of fiscal year 2003, the Company’s market capitalization value fell below its book value for a brief period of time. If the Company’s market value subsequently falls below its book value for an extended period of time in the future, the Company may be required to record an impairment of its goodwill and such amount could be material to the Company’s results of operations. During the fourth quarter of the fiscal year ended April 30, 2003, the Company performed its annual impairment test in accordance with SFAS 142 and determined that the carrying value of its goodwill was not impaired. Had

ADE CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

2.    Summary of Significant Accounting Policies (Continued)

SFAS 142 been in effect during the fiscal year ended April 31, 2002 and 2001, the Company’s net income (loss) and earnings (loss) per share would have been as follows:

	Year ended April 30,
	2003	2002	2001
	(in thousands, except per share data, unaudited)
Reported net income (loss)	$(7,405)	$(23,125)	$508
Add back of goodwill amortization	—	236	236

Adjusted net income (loss)	$(7,405)	$(22,889)	$744

Reported basic earnings (loss) per share	$(0.54)	$(1.70)	$0.04
Add back of goodwill amortization	—	0.02	0.02

Adjusted basic earnings (loss) per share	$(0.54)	$(1.68)	$0.06

Reported diluted earnings (loss) per share	$(0.54)	$(1.70)	$0.04
Add back of goodwill amortization	—	0.02	0.02

Adjusted diluted earnings (loss) per share	$(0.54)	$(1.68)	$0.06

The Company has $2.9 million in capitalized license fees for software included in the Company’s products, which has accumulated amortization of $2.1 million and $1.6 million at April 30, 2003 and 2002, respectively. These license fees are amortized at the greater of 1) the ratio that current gross revenue for the related products bear to the total current and anticipated future gross revenue for those products or 2) on a straight-line basis over the estimated useful life of the related products. For the year ended April 30, 2003, the Company amortized $450,000 of the license fees to the cost of revenue. Estimated future amortization is $150,000 for each of the fiscal years ending April 30, 2004, 2005 and 2006, and $50,000 for the fiscal year ending April 30, 2007.

Concentrations

Credit Risk

Financial instruments that potentially expose the Company to concentration of credit risk include cash, cash equivalents, marketable securities and trade accounts receivable. A significant amount of the Company’s cash and cash equivalents are held by three financial institutions. Accounts at each institution are insured by the Federal Deposit Insurance Corporation up to $100,000. Uninsured cash balances totaled approximately $2,718,000 and $1,431,000 at April 30, 2003 and 2002, respectively. The Company does not believe that such deposits are subject to any unusual credit risk associated with operating its business.

The Company’s customer base primarily consists of semiconductor wafer, semiconductor device and data storage manufacturers. Accounts receivable from two customers accounted for approximately 39% and 32% of total accounts receivable at April 30, 2003 and 2002, respectively. The Company performs ongoing credit evaluations of our customers’ financial condition and has used letters of credit from financial institutions to secure payments, although it generally does not require collateral. The Company maintains reserves for potential credit losses.

Suppliers

Certain of the components and subassemblies incorporated into the Company’s systems are obtained from a single source or a limited group of suppliers. The Company seeks to reduce the impact from its dependence on

ADE CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

2.    Summary of Significant Accounting Policies (Continued)

those sole and limited source suppliers by considering alternate sources of supply, alternate designs for its products and by maintaining an adequate supply of the components and subassemblies. However, the loss of one or more of the sole or limited suppliers could cause a delay in manufacturing and a potential loss of sales, which could affect operating results adversely.

Financial Instruments

The carrying amount of the Company’s financial instruments, which include cash, cash equivalents, marketable securities, accounts receivable, accounts payable, accrued expenses, and long-term debt, approximate their fair value at the balance sheet dates.

Comprehensive Income

Statement of Financial Accounting Standards No. 130, “Reporting Comprehensive Income” (“SFAS 130”) requires that changes in comprehensive income be shown in a financial statement that is displayed with the same prominence as other financial statements. The Company has presented accumulated other comprehensive income and other comprehensive income in the Consolidated Statements of Stockholders’ Equity. Other comprehensive income consists primarily of unrealized gains on marketable securities.

Advertising Expense

The Company recognizes advertising expense as incurred. Advertising expense was $96,000, $227,000 and $268,000 for the years ended April 30, 2003, 2002 and 2001, respectively.

Stock-Based Compensation

Stock-based compensation awards to employees under the Company’s stock plans are accounted for using the intrinsic value method prescribed in Accounting Principles Board Opinion (“APB”) No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. The Company has adopted the disclosure requirements of Statement of Financial Accounting Standards No. 123, (“SFAS 123”) “Accounting for Stock-Based Compensation.” Had compensation cost for the stock-based compensation been determined based on the fair value at the grant dates of awards consistent with the provisions of SFAS 123, the Company’s net income (loss) and earnings (loss) per share would have been reduced to the pro forma amounts as follows:

	(In thousands, except per share data) Year ended April 30
	2003	2002	2001
Net income (loss), as reported	$(7,405)	$(23,125)	$508
Add back: Stock-based compensation included in net income (loss), as reported	16	15	72
Deduct: Total stock-based employee compensation expense determined under fair value based method, net of related income taxes	1,870	2,254	2,423

Pro forma net income (loss)	$(9,259)	$(25,364)	$(1,843)

Net earnings (loss) per share:
Basic—as reported	$(0.54)	$(1.70)	$0.04
Basic—pro forma	$(0.68)	$(1.86)	$(0.14)
Diluted—as reported	$(0.54)	$(1.70)	$0.04
Diluted—pro forma	$(0.68)	$(1.86)	$(0.14)

ADE CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

2.    Summary of Significant Accounting Policies (Continued)

The fair value of each option and purchase right grant was estimated on the grant date using the Black-Scholes option-pricing model with the following assumptions for fiscal years 2003, 2002 and 2001: no dividend yield; risk free interest rates of 3.2%, 4.7% and 5.1%, respectively; expected option terms of 8 years, 6 years and 7 years, respectively, and expected purchase right terms of three months; volatility of 83% for options and purchase rights granted in fiscal 2003, 54% for options and purchase rights granted in fiscal year 2002 and 62% for options and purchase rights granted in fiscal 2001. The weighted average fair value per option for options granted with option exercise prices equal to the fair value of the underlying common stock in fiscal years 2003, 2002 and 2001 was $5.46, $6.35 and $12.15, respectively. The weighted average fair value per purchase right for purchase rights granted in fiscal years 2003, 2002 and 2001 was $3.95, $5.48 and $4.96, respectively.

Because options vest over several years and additional option and purchase right grants are expected to be made in subsequent years, the pro forma impact on fiscal years 2003, 2002 and 2001 is not necessarily representative of the pro forma effects of reported net income and earnings per share for future years.

Earnings (Loss) Per Share

Earnings (loss) per share are presented in accordance with Statement of Financial Accounting Standards No. 128, “Earnings Per Share” (“SFAS 128”), which requires the presentation of “basic” earnings per share and “diluted” earnings per share. Basic earnings (loss) per share is computed by dividing net income (loss) available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share is computed using the weighted average number of common shares outstanding and gives effect to all dilutive potential common shares outstanding during the period. Potential common shares include shares issuable upon the assumed exercise of dilutive stock options. For the years ended April 30, 2003, 2002 and 2001, respectively, 1,080,966, 522,921 and 377,400 common shares issuable upon the exercise of stock options are antidilutive.

The following is a reconciliation of the shares used in calculating basic and diluted earnings (loss) per share:

	Year ended April 30,
	2003	2002	2001
	(in thousands)
Shares used in computation:
Weighted average common stock outstanding used in computation of basic earnings (loss) per share	13,710	13,615	13,507
Dilutive effect of stock options and warrants	—	—	247

Shares used in computation of diluted earnings (loss) per share	13,710	13,615	13,754

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingencies at April 30, 2003 and 2002, and the reported amounts of revenue and expenses during the three year period ended April 30, 2003. Areas particularly subject to estimation include the allowance for doubtful accounts, the valuation for potential excess and obsolete inventory, the carrying value of the Company’s intangible assets and the valuation allowance on deferred tax assets. Actual results could differ from those estimates.

ADE CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

2.    Summary of Significant Accounting Policies (Continued)

New Accounting Pronouncements

In May 2003, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 150 (“SFAS 150”), “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” SFAS 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. SFAS 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise effective at the beginning of the first interim period beginning after June 15, 2003. The Company believes that the adoption of SFAS No. 150 will not have a material impact on our current financial position and results of operations.

In April 2003, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 149 (“SFAS 149”), “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.” SFAS 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under FASB Statement No. 133, “Accounting for Derivative Instruments and Hedging Activities.” SFAS 149 is effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. The Company believes that the adoption of SFAS No. 149 will not have a material impact on our current financial position and results of operations.

In January 2003, the FASB issued FASB Interpretation No. 46 (“FIN 46”), “Consolidation of Variable Interest Entities, an Interpretation of Accounting Research Bulletin No. 51.” FIN 46 requires certain variable interest entities, or VIEs, to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 is effective for all VIEs created or acquired after January 31, 2003. For VIEs created or acquired prior to February 1, 2003, the provisions of FIN 46 must be applied for the first interim or annual period beginning after June 15, 2003. Based on the accounting guidance and other information available, the Company does not believe its 50% owned affiliate, Japan ADE, Ltd., meets the definition of a VIE. Therefore, the Company currently believes the adoption of FIN 46 will not have a significant impact on its consolidated financial statements. However, the Company believes that the interpretative accounting guidance necessary for FIN 46 will continue to evolve. Additional interpretive guidance could affect the accounting for Japan ADE, Ltd.

In November 2002, the Emerging Issues Task Force issued No. 00-21 (“EITF 00-21”), “Accounting for Revenue Arrangements with Multiple Deliverables.” EITF 00-21 addresses certain aspects of the accounting by a vendor for arrangements under which it will perform multiple revenue-generating activities. EITF 00-21 establishes three principles: revenue arrangements with multiple deliverables should be divided into separate units of accounting, arrangement consideration should be allocated among the separate units of accounting based on their relative fair values and revenue recognition criteria should be considered separately for separate units of accounting. EITF 00-21 is effective for all revenue arrangements entered into in fiscal periods beginning after June 15, 2003, with early adoption permitted. The Company does not expect the adoption of EITF 00-21 to have a material impact on the Company’s consolidated financial statements.

3.    Restructuring

During the first quarter of fiscal 2003, the Company implemented selective headcount reductions and closed three satellite offices in response to the prolonged downturn in the semiconductor and magnetic data storage

ADE CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

3.    Restructuring (Continued)

industries. The Company recorded a restructuring charge of $877,000, which consisted of $679,000 in employee severance expenses for the 39 terminated employees spread across all functional areas of the Company and $198,000 related to the closing of the satellite offices, which primarily represents future lease obligations on the vacated offices. When applicable, anticipated future sublease income relating to vacated offices was offset against the charge for the remaining lease payments. The sublease income was based on estimates and will be monitored going forward and is subject to change. All severance payments from the first quarter restructuring have been made by April 30, 2003.

During the second quarter of fiscal 2003, as a result of the continued downturn in the semiconductor wafer and device manufacturing and magnetic data storage industries, the Company recorded a restructuring charge of $711,000, which consisted primarily of severance expenses for the 41 terminated employees across all segments and various functional areas of the Company. The majority of all severance payments from the second quarter restructuring have been made by April 30, 2003.

On August 29, 2002, an agreement was entered into between the Company and its former Chief Executive Officer, Robert C. Abbe. Under the terms of the agreement, ADE agreed to pay a total of $1.1 million over a three year period, beginning in September 2002, for severance and consulting services. The Company recorded a restructuring charge of $307,000 for the severance portion of Mr. Abbe’s agreement, which will be paid through September 2003. This amount is included in the $711,000 discussed above. The consulting portion of the agreement will be expensed as incurred.

Below is a table summarizing the activity related to the restructuring accrual for the fiscal year ended April 30, 2003:

	Severance	Office Closures	Total
	(in thousands)
Restructuring accrual	$679	$198	$877
Cash payments	(338)	(44)	(382)

Balance at July 31, 2002	341	154	495
Restructuring accrual	701	10	711
Cash payments	(566)	(64)	(630)

Balance at October 31, 2002	476	100	576
Cash payments	(311)	(55)	(366)

Balance at January 31, 2003	165	45	210
Cash payments	(45)	$—	$(45)

Balance at April 30, 2003	$120	$45	$165

4.    Change in Accounting Principle

In December 1999, the SEC issued Staff Accounting Bulletin No. 101, “Revenue Recognition in Financial Statements” (“SAB 101”). SAB 101 summarizes certain areas of the Staff’s views in applying generally accepted accounting principles to revenue recognition in financial statements. Historically, for some of the Company’s sales transactions, a portion of the sales price, usually 10%, was not due until installation occurs and the

ADE CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

4.    Change in Accounting Principle (Continued)

customer accepts the product. Under SAB 101 and the new accounting method adopted retroactive to May 1, 2000, the Company defers the portion of the sales price not due until the customer has accepted the product. During the fourth quarter of the year ended April 30, 2001, the Company implemented the SEC’s SAB 101 guidelines, retroactive to the beginning of the year. This was reported as a cumulative effect of a change in accounting principle as of May 1, 2000. The cumulative effect of the change in accounting principle on prior years resulted in a charge to income of $1.8 million (net of income taxes of $0), or $0.13 per share, which has been included in income for the fiscal year ended April 30, 2001. For the fiscal year ended April 30, 2001, the Company recognized approximately $1.7 million in revenue that is included in the cumulative effect adjustment as of May 1, 2000. The effect of that revenue increased income by $1.4 million (net of $0 in taxes) for the fiscal year ended April 30, 2001. The pro forma results for fiscal 2001 presented in the consolidated statement of operations were calculated assuming the accounting change was made retroactively to prior periods.

5.    Investments

Investments in 50% or less owned companies over which the Company has the ability to exercise significant influence are accounted for using the equity method. Japan ADE, Ltd. (“JAL”), a Japanese corporation, is an investment accounted for under the equity method at April 30, 2003 and 2002. The Company has a 50% investment in JAL, which has been the exclusive distributor of ADE dimensional products in Japan since 1986. Sales to JAL which have not in turn been sold to unrelated third parties at April 30, 2003 and 2002 have been eliminated, and the related profit on such sales is recorded as deferred income on sales to affiliate.

The financial position and results of operations of JAL was significant compared to those of the Company for the years ended April 30, 2003 and 2001. The financial position and results of operations of JAL was not significant compared to those of the Company as of and for the year ended April 30, 2002. Below is the summarized unaudited financial information for JAL for fiscal years ended April 30, 2003 and 2001:

	Year ended April 30,
	2003	2001
	(in thousands)
Revenue	$29,681	$29,139
Gross profit	8,021	10,552
Net income	340	1,287

	April 30, 2003	April 30, 2001
Current assets	$21,422	$22,015
Noncurrent assets	2,953	2,098
Current liabilities	16,937	18,009
Noncurrent liabilities	—	6,103

The Company’s share of the undistributed earnings of JAL was $2,946,000 at April 30, 2003. The Company received $61,000, $109,000 and $64,000 in dividends from JAL during fiscal years 2003, 2002 and 2001, respectively. At April 30, 2003, the Company’s investment is approximately equal to the underlying net assets of the affiliated company.

ADE CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

6.    Assets Held for Sale

In February 2003, the Company’s Board of Directors approved a plan to sell the Company’s Newton, Massachusetts property, which housed the Company’s ATI subsidiary. The operations of ATI were relocated into the Company’s Westwood, Massachusetts facility during the fourth quarter of fiscal 2003. The Company has listed the property for sale and is actively looking for a buyer. In accordance with SFAS 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” the Company has classified the assets associated with the Newton property as “Available for Sale” and has ceased depreciation on the assets. The Company recorded a charge of $243,000 to general and administrative expenses to reduce the net carrying value of the assets to the fair value less the cost to sell the property. The fair value of the property was determined by the Company’s best estimate of the current market value of the property as a result of negotiations with potential buyers. It is possible that the Company could record further impairment on this property if market conditions in the real estate market were to deteriorate.

7.    Inventories

Inventories consist of the following:

	April 30,
	2003	2002
	(in thousands)
Raw materials and purchased parts	$14,149	$16,228
Work-in-process	12,618	15,104
Finished goods	2,582	1,369

	$29,349	$32,701

8.    Fixed Assets

Fixed assets consist of the following:

	Useful life in years	April 30,
		2003	2002
	(in thousands)
Land		$1,567	$2,722
Building and improvements	15-25	17,307	22,213
Machinery and equipment	3-10	17,577	17,553
Office equipment	3-10	5,730	6,824
Leasehold improvements	5	653	841
Construction-in-progress		1,531	2,688

		44,365	52,841
Less accumulated depreciation		23,442	22,183

		$20,923	$30,658

Depreciation expense for the years ended April 30, 2003, 2002 and 2001 was $4,243,000, $4,594,000, $4,837,000, respectively.

ADE CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

9.    Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consist of the following:

	April 30,
	2003	2002
	(in thousands)
Accrued salaries, wages, vacation pay and bonuses	$1,716	$2,223
Accrued commissions	1,146	1,191
Accrued warranty costs	1,041	1,146
Accrued restructuring	165	—
Deferred revenue	1,947	4,537
Other	2,764	2,907

	$8,779	$12,004

10.    Borrowings

Long-term Debt

In April 1999, the Company issued a tax exempt Industrial Development Bond through the Industrial Development Authority of the County of Pima, Arizona. The Company also issued tax exempt Industrial Development Bonds through the Massachusetts Industrial Finance Agency in December 1997 and June 1996. The face values of the April 1999 bond (the “1999 bond”), the December 1997 bond (the “1997 bond”) and the June 1996 bond (the “1996 bond”) were $4,500,000, $4,000,000 and $5,500,000, respectively. The 1999 bond, 1997 bond and the 1996 bond bear interest at a rate of 5.52%, 5.79% and 5.74%, respectively, and provide for 50% of the principal to be paid over ten years from the dates of issuance with the remaining 50% due in March 2009, December 2007 and June 2006, respectively. Monthly payments of principal and accrued interest for the 1999 bond are approximately $31,000. Monthly payments of principal and accrued interest for the 1997 bond commenced at approximately $36,000 and decrease to approximately $27,000 over the ten-year payment period. Monthly payments of principal and accrued interest for the 1996 bond are approximately $43,000.

The proceeds of the 1999 bond were used to fund the construction of a new manufacturing facility in Tucson, Arizona. The Company collateralized the issuance of this bond with a standby letter of credit from a financial institution. The standby letter of credit bears a fee of 1.5% of the outstanding bond balance. The agreement under which the letter of credit was issued is collateralized by a mortgage on the building and land. Under the terms of the letter of credit, the Company is required to comply with certain financial covenants. As of April 30, 2003, the Company was in compliance with these covenants. The proceeds of the 1997 bond were used to fund the acquisition and renovation of a manufacturing facility. The Company had $3.2 million classified as restricted cash on the April 30, 2003 balance sheet used as security for the bond and under the terms of the bond agreement, the Company may substitute a letter of credit in an amount equal to approximately 105% of the outstanding principal balance as collateral for the Company’s obligations under the bond, assuming the Company has the ability to borrow under a credit facility. Such actions would allow the restricted cash balance to be used for general corporate purposes.

The proceeds of the June 1996 bond were used to fund the acquisition and renovation of the manufacturing facility in the Company’s headquarters site. The Company collateralized the issuance of this bond with a standby letter of credit from a financial institution. The standby letter of credit bears a fee of 1.25% of the outstanding bond balance. The agreement under which the letter of credit was issued is collateralized by a mortgage on the building and land. Under the terms of the agreement, the Company is required to comply with certain financial

ADE CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

10.    Borrowings (Continued)

covenants. As of April 30, 2003, the Company was in violation of a covenant, which requires a minimum debt service coverage ratio. The Company elected not to obtain a waiver for this covenant because it was in the process of reaching an agreement with a third party to sell and leaseback the Westwood, Massachusetts headquarters site. The proceeds from that sale will be used to retire the related debt and the letter of credit would be eliminated. The issuer of the letter of credit, aware of the pending agreement, agreed to a forebearance in light of the pending transaction. As a result, the letter of credit was not terminated and the debt did not become callable. See Note 18.

Future maturities of principal of the Company’s bonds as of April 30, 2003 were as follows:

(in thousands)
Year ending April 30,
2004	672
2005	699
2006	728
2007	3,167
2008	2,331
Thereafter	3,157

$10,754

11.    Employee Compensation Plans

In April 1992, the Company adopted the 1992 Stock Option Plan (the “1992 Plan”). The 1992 Plan provides for the issuance to employees of options to purchase 479,000 shares of common stock plus any expired or canceled options granted pursuant to the Company’s expired 1982 Stock Option Plan. In August 1995, the Company adopted the 1995 Stock Option Plan (the “1995 Plan”). The 1995 Plan provides for the issuance to employees of stock options or stock awards to purchase 400,000 shares of common stock. In October 1997, the Company adopted the 1997 Employee Stock Option Plan (the “1997 Plan”). The 1997 Plan provides for the issuance to employees of stock options or stock awards to purchase 500,000 shares plus the number of shares reserved under the 1995 Plan that have not been issued or have been issued and subsequently cancelled.

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

During calendar year 2000, the Board of Directors adopted the Company’s 2000 Employee Stock Option Plan (the “Plan”). Under the Plan, stock rights may be granted which are either (i) options intended to qualify as “incentive stock options” under Section 422(b) of the Internal Revenue Code of 1986, as amended, (ii) non-qualified stock options or (iii) awards of shares of common stock or the opportunity to make a direct purchase of shares of common stock. The Plan authorizes the issuance of up to 900,000 shares of the Company’s common stock plus the number of shares of common stock previously reserved for granting of options under the 1995 Plan

ADE CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

11.    Employee Compensation Plans (Continued)

or the 1997 Plan which are not granted under either of these plans or which are not exercised and cease to be outstanding by reason of cancellation or otherwise. The options are exercisable over periods determined by the compensation committee of the Board of Directors, generally at the rate of 5% per quarter, on a cumulative basis, beginning with the first anniversary of the date of grant. At April 30, 2003, 509,434 shares were available for future grants under the Company’s stock option plans. All of the Company’s Employee Stock Option Plans have been approved by the Company’s shareholders.

In October 1996, the Board of Directors adopted the Employee Stock Purchase Plan (the “Purchase Plan”), effective as of October 1, 1996. The Purchase Plan provides full-time employees, nearly all of whom are eligible to participate, the opportunity to purchase common shares, on a quarterly basis, at 85% of the fair market value of the shares on either the first or last day of the applicable quarter, whichever is lower. The original term of the Purchase Plan was for five years, and the Company has authorized 1,000,000 shares of the Company’s common stock for issuance under the Purchase Plan. In October 2001, the Board of Directors adopted an amendment to the Purchase Plan to extend the term of the Plan by five years. Under the Purchase Plan, the Company sold 80,518, 48,590 and 37,761 shares to employees in fiscal years 2003, 2002 and 2001, respectively. At April 30, 2003, the Company has reserved 696,864 shares of common stock for issuance to employees under the Purchase Plan. The Company’s Stock Purchase Plan has been approved by the Company’s shareholders.

Stock option activity is summarized as follows:

	Number of shares	Weighted average exercise price
Options outstanding at April 30, 2000	732,345	$11.53
Granted	454,625	18.67
Exercised	(32,700)	7.26
Canceled	(54,625)	14.46

Options outstanding at April 30, 2001	1,099,645	14.46
Granted	293,500	10.39
Exercised	(74,235)	9.19
Canceled	(153,169)	14.21

Options outstanding at April 30, 2002	1,165,741	13.81
Granted	138,000	6.88
Exercised	(1,500)	9.80
Canceled	(181,646)	14.10

Options outstanding at April 30, 2003	1,120,595	$12.91

The number and weighted average exercise price of options exercisable at April 30, 2003, 2002 and 2001 was 564,150 and $13.02; 414,824 and $13.06; and 285,904 and $11.43, respectively.

ADE CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

11.    Employee Compensation Plans (Continued)

The following table summarizes information about stock options outstanding at April 30, 2003:

	Options Outstanding			Options Exercisable
Range of exercise prices	Number Outstanding	Weighted average remaining contractual life (years)	Weighted average exercise price	Number exercisable	Weighted average exercise price
$4.43 - $ 6.92	137,100	8.0	$5.90	34,550	$ 5.06
$8.38 - $ 9.94	442,620	5.9	9.31	244,620	9.10
$11.25 - $15.06	148,950	6.3	12.95	87,950	12.95
$16.73 - $21.16	391,925	6.0	19.42	197,030	19.32

	1,120,595	6.2	$12.91	564,150	$13.02

12.     Stockholders’ Equity

Reserved Shares

At April 30, 2003, the Company has reserved 1,206,298 shares of common stock for issuance upon the grant and exercise of available common stock options and for issuance to employees under the Purchase Plan.

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

13.    Segment, Geographic and Significant Customer Information

The Company has three reportable segments: ADE Semiconductor Systems Group (“SSG”), ADE Phase Shift (“PST”) and ADE Technologies (“ATI”). SSG manufactures and markets metrology and inspection systems to the semiconductor wafer and device manufacturing industries that are used to improve yield and capital productivity. PST manufactures and markets high performance, non-contact surface metrology equipment using advanced interferometric technology that provides enhanced yield management to the data storage, semiconductor and optics industries. ATI manufactures and markets high precision magnetic characterization and non-contact dimensional metrology gaging systems primarily to the magnetic data storage and semiconductor manufacturing industries. Sales of the Company’s stand-alone software products and software consulting services are included in the SSG segment.

The Company’s reportable segments are determined based upon the nature of the products, the external customers and customer industries and the sales and distribution methods used to market the products. The accounting policies of the segments are the same as those described in the summary of significant accounting policies. The Company evaluates performance based upon profit or loss from operations. The Company does not measure the assets allocated to the segments. Management fees representing certain services provided by corporate offices have been allocated to each of the reportable segments based upon the usage of those services

ADE CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

13.    Segment, Geographic and Significant Customer Information (Continued)

by each segment. Additionally, other income (loss), the provision for (benefit from) income taxes and the equity in net earnings (losses) of affiliated companies are not included in segment profitability.

Prior to fiscal year 2003, some sales to JAL, ADE’s 50% affiliate, were reflected in segment revenue during the period they were shipped by the respective segment, which could have differed from the period the revenue was recognized for consolidated financial reporting purposes. For the reportable segments, intercompany sales are recorded at 60% of the domestic list price of the respective product.

	SSG	PST	ATI	Total
	(in thousands)
For the year ended April 30, 2003
Revenue from external customers	$51,546	$12,600	$6,914	$71,060
Intersegment revenue	254	8	1,004	1,266
Income (loss) from operations	(7,018)	1,129	(1,315)	(7,204)
Depreciation and amortization expense	4,108	407	178	4,693
Long-lived asset impairment	243	—	—	243
Capital expenditures	(206)	(159)	(6)	(371)

For the year ended April 30, 2002
Revenue from external customers	$61,369	$8,623	$8,519	$78,511
Intersegment revenue	596	1,897	1,003	3,496
Loss from operations	(13,702)	(760)	(801)	(15,263)
Depreciation and amortization expense	4,636	422	222	5,280
Capital expenditures	5,320	217	146	5,683

For the year ended April 30, 2001
Revenue from external customers	$81,497	$10,711	$10,836	$103,044
Intersegment revenue	319	—	581	900
Income (loss) from operations	2,996	278	(474)	2,800
Depreciation and amortization expense	5,186	318	289	5,793
Capital expenditures	3,184	278	220	3,682

The following is a reconciliation for the above items where aggregate reportable segment amounts differ from amounts contained in the Company’s consolidated financial statements.

	Year ended April 30,
	2002	2002	2001
	(in thousands)
Total external revenue for reportable segments	$71,060	$78,511	$103,044
Net impact of revenue recognition on sales to affiliate	187	3,295	(2,861)

Total consolidated revenue	$71,247	$81,806	$100,183

Total operating profit (loss) for reportable segments	$(7,204)	$(15,263)	$2,800
Net impact of intercompany gross profit eliminations and deferred profit on sales to affiliate	149	1,800	(1,602)

Total consolidated operating profit (loss)	$(7,055)	$(13,463)	$1,198

ADE CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

13.    Segment, Geographic and Significant Customer Information (Continued)

Revenue by geographic area is summarized as follows:

	Year ended April 30,
	2003	2002	2001
	(in thousands)
United States	$12,179	$18,499	$36,583
Japan	24,560	28,367	24,303
Taiwan	2,787	5,386	10,226
Europe	11,606	14,020	11,196
Asia	20,115	15,534	17,875

	$71,247	$81,806	$100,183

Revenue from JAL in fiscal years 2003, 2002 and 2001 totaled $17,708,000 (25%), $23,113,000 (28%), and $15,452,000 (15%), respectively. Revenue from another customer in fiscal years 2003, 2002 and 2001 totaled $7,444,000 (10%), $2,685,000 (3%), and $2,165,000 (3%), respectively. Revenue from a third customer in fiscal 2003, 2002 and 2001 totaled $7,202,000 (10%), $4,1585,000 (5%), and $5,791,000 (6%), respectively. As of April 30, 2003, 2002 and 2001, all of the Company’s long-lived assets are located in the United States except for $609,000, $583,000, and $589,000, respectively.

14.    Income Taxes

The provision for (benefit from) income taxes consists of:

	Year ended April 30,
	2003	2002	2001
	(in thousands)
Current tax expense (benefit):
Federal	$—	$(200)	$212
Foreign	65	—	45
State	26	26	(220)

	91	(174)	37

Deferred tax expense:
Federal	—	9,754	—
State	—	836	—

	—	10,590	—

	$91	$10,416	$37

ADE CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

14.    Income Taxes (Continued)

The significant components of deferred tax assets and liabilities consist of the following:

	2003	2002
Deferred tax assets:
Inventories, due to reserves and additional costs inventoried for tax purposes	$5,361	$5,158
Acquired in-process research and development and intangibles	1,952	2,207
Accrued expenses	1,267	1,499
Deferred revenue	1,431	1,602
Deferred profit on sales to affiliates	883	917
Net operating loss and other carryforwards	17,826	14,973
Bad debt reserve	230	285
Depreciation	342	162
Other	414	309

Gross deferred tax assets	29,706	27,112
Deferred tax valuation allowance	(29,706)	(27,112)

Total net deferred tax assets	$—	$—

Deferred income taxes reflect the tax impact of temporary differences between the amount of assets and liabilities for financial reporting purposes and such amounts as measured by tax laws and regulations. Under Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes,” the benefit associated with future deductible temporary differences is recognized if it is more likely than not that the benefit will be realized. The measurement of deferred tax assets is reduced by a valuation allowance if, based upon the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized.

During the second quarter of the year ended April 30, 2002, as a result of current year operating losses to date, anticipated additional operating losses for the third quarter of 2002, an expected operating loss for fiscal 2002, and uncertainty as to the extent and timing of profitability in future periods, the Company recorded an additional valuation allowance to reserve the remaining deferred tax assets, resulting in income tax expense of $10.6 million. The Company currently has a full valuation allowance. As of April 30, 2003, the Company has available unused operating loss carryforwards, which may be applied against future taxable income. Net operating loss carryforwards generated in fiscal 2000 and 2002 begin to expire in fiscal 2005 for state purposes and in fiscal 2020 for federal purposes.

At April 30, 2003 and 2002, the Company has a valuation allowance of $336,000 to reflect net operating loss carryforwards, which will expire before they can be used due to ownership change limitations. These carryforwards began to expire in the year 2000. Net operating loss carryforwards remaining at April 30, 2003 and 2002, not limited in their use due to ownership changes, totaled $36,207,000 and $28,319,000, respectively. Included in the net operating loss carryforwards for April 30, 2003 and 2002 are $24,052,000 and $22,444,000, respectively, of state net operating losses that are only available to offset taxable state income.

ADE CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

14.    Income Taxes (Continued)

The Company does not provide for taxes which would be payable if undistributed earnings of its foreign affiliates were remitted because the Company either considers these earnings to be invested for an indefinite period or anticipates that if such earnings were distributed, the U.S. income taxes payable would be substantially offset by foreign tax credits.

The following is a reconciliation between the amount of reported income tax expense (benefit) and the amount computed using the U.S. Federal Statutory rate of 35% for fiscal 2003, 2002 and 2001:

	Year ended April 30,
	2003	2002	2001
	(in thousands)
Statutory federal rate	$(2,560)	$(4,351)	$190
State taxes, net of federal benefit	17	17	(220)
Valuation allowance	2,594	14,474	—
Other	40	276	67

	$91	$10,416	$37

15.    Incentive Savings and Profit Sharing Plan

The Company has an incentive savings and profit sharing plan covering substantially all employees who wish to participate and meet minimum age and service requirements. Annual Company contributions are determined by the Board of Directors and are limited to the maximum amount deductible under the Internal Revenue Code. Company contributions for fiscal 2003, 2002 and 2001 were $21,000, $547,000, and $671,000, respectively.

16.    Commitments and Contingencies

Lease Obligations

The Company leases land and certain buildings, machinery and equipment under operating leases, which expire through 2007. Under the terms of the leases, the Company is responsible for normal maintenance, utility expenses and taxes and pays a monthly property management fee on certain leases.

Future minimum lease payments under operating leases, including management fees, are as follows:

(in thousands)
Year ending April 30,
2004	622
2005	370
2006	300
2007	199
2008	—

$1,491

Total rent expense under non-cancelable operating leases was $698,000, $768,000, and $826,000 for the years ended April 30, 2003, 2002 and 2001, respectively.

ADE CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

16.    Commitments and Contingencies (Continued)

Pending Litigation

On October 12, 2000, the Company filed a patent infringement lawsuit against KLA-Tencor (KLA), a competitor, in the United States District Court in Delaware. The Company seeks damages and a permanent injunction against further infringement of United States Patent Number 6,118,525, entitled “Wafer Inspection System for Distinguishing Pits and Particles.” On November 22, 2000, KLA filed a counterclaim alleging that the Company has infringed three patents owned by KLA. KLA is seeking damages for the alleged patent infringement and a permanent injunction against future infringement. In addition, KLA has asked the District Court for a declaration that United States Patent Number 6,118,525, owned by the Company, is invalid and not infringed by KLA. On March 13, 2003, the District Court issued a ruling upholding KLA’s principal arguments with respect to ADE’s claims of infringement. The District Court has not yet ruled on KLA’s counterclaims. Once all rulings have been issued by the District Court, the Company will consider whether or not to appeal the rulings to the United States Court of Appeals for the Federal Circuit. Accordingly, at this time, the Company cannot predict the outcome or the amount of gain or loss, if any, from this lawsuit.

On October 18, 2002, a former employee of the Company filed a civil action against the Company in Massachusetts Superior Court, Suffolk County, alleging that the Company breached his employment contract with the Company and seeking damages of approximately $500,000. The Company has filed an answer to the former employee’s complaint denying his allegations, and believes that the former employee’s claim lacks merit. The Company has also filed counterclaims against the employee. On July 15, 2003, the former employee amended his complaint to add related allegations and to add Dr. Koliopoulos and Mr. James as individual defendants. The Company and the individual defendants plan to defend the civil action charges vigorously. Since the matters are at a preliminary stage, the Company is unable to predict the outcome or amount of the related expense, or loss, if any, associated this litigation. However, the Company believes that any related expense or loss will be fully covered under the Company’s insurance policies.

In addition to the matters noted above, from time to time the Company is subject to legal proceedings and claims in the ordinary course of business. In the opinion of management, the amount of ultimate expense with respect to any other current legal proceedings and claims will not have a material adverse effect on the Company’s financial position or results of operations.

Guarantor agreements

Under the Company’s by-laws, the Company must indemnify its officers and directors against all liabilities incurred or threatened by reason of serving in such capacity. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements in unlimited; however, the Company has a Director and Officer insurance policy that limits its exposure and enables the Company to recover a portion of any future amounts paid. As a result of the Company’s insurance policy coverage, it believes the estimated fair value of these indemnification arrangements is minimal. All of these indemnification arrangements were grandfathered under the provisions of FIN 45 as they were in effect prior to December 31, 2002. Accordingly, no liabilities have been recorded for these arrangements as of April 30, 2003.

The Company has an agreement with a vendor whereby it guarantees the business related expenses incurred by certain of the Company’s employees. The term of the agreement is from execution until cancellation and payment of any outstanding amounts. The Company would be required to pay any unsettled employee expenses upon notification from the vendor. The maximum potential amount of future payments the Company could be required to make under this agreement is not significant. As a result, the Company believes the estimated fair

ADE CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

16.    Commitments and Contingencies (Continued)

value of these agreements is minimal. Accordingly, no liabilities have been recorded for this guaranty as of April 30, 2003.

Pursuant to one of the provisions in the Company’s standard terms and conditions of sale, the Company agrees, subject to certain limitations and conditions, to defend any suit or proceeding brought against a customer based on a claim that the Company’s equipment, standing alone, infringes a United States patent or copyright or misappropriates a trade secret protected under United States law. Actions arising under such provision may only be brought by customers within two years after the cause of action arises. The maximum potential amount of payments the Company may be required to make under such provision is limited to the total purchase price of the Company’s equipment sold under the particular contract. The Company has never incurred costs to defend lawsuits or settle claims related to these customer contract provisions. As a result, the Company believes the estimated fair value of these provisions is minimal. Accordingly, the Company has no liabilities recorded for these provisions as of April 30, 2003.

The Company warrants that its products will perform in all material respects in accordance with its standard published specifications. The term of the Company’s standard warranty is 12 months. The Company accrues 2% or 3% of product revenues to provide for estimated warranty costs, based on which business unit made the sale. The following is a reconciliation of the activity in the Company’s warranty liability for the year ended April 30, 2003.

(in thousands)
Balance at April 30, 2002	$1,146
Accruals for warranties issued	1,298
Warranty settlements made	(1,403)

Balance at April 30, 2003	$1,041

17.    Supplemental Disclosures of Cash Flow Information

	Year ended April 30,
	2003	2002	2001
Cash paid during the year
Interest	$624	$660	$695
Income taxes paid (refunds received), net	$58	$(39)	$(329)
Transfers of demonstration units to inventory from fixed assets	$911	—	—

18.    Subsequent Events

On July 29, 2003, the Company entered into an agreement to sell and leaseback it’s headquarters site in Westwood, Massachusetts and received proceeds of $10.1 million in escrow. The Company intends to use $3.8 million of the proceeds from the transaction to retire the 1996 bond and eliminate the related letter of credit. The Company also intends to use approximately $3.0 million of the proceeds to retire the 1997 bond, which would result in the $3.2 million of restricted cash becoming available for general corporate purposes (Note 10). As part of this transaction, the Company entered into a lease agreement with a 15 year term and annual rent payments increasing from approximately $1.0 million at the beginning of the lease term to approximately $1.3 million by the end of the lease term.

On July 24, 2003, the Company entered into an agreement to sell the majority of its 50% ownership in Japan ADE, Ltd. to Kanematsu Electronics, Ltd., the other 50% owner of Japan ADE Ltd. The Company will receive proceeds of approximately $4.0 million and will retain a 9% ownership in JAL. In addition, on July 10, 2003, the Company received a $1.0 million dividend payment from JAL.

FINANCIAL STATEMENT SCHEDULE

(In thousands)

Schedule II—Valuation and Qualifying Accounts and Reserves

Description	Balance at May 1, 2000	Charged to costs and expenses	Charged to other accounts	Deductions and write-offs	Balance at April 30, 2001
Allowance for doubtful accounts	$629	$291	$—	$(3)	$917
Inventory obsolescence	6,949	1,927	—	(727)	8,149
Deferred tax asset valuation allowance	10,396	2,242	—	—	12,638

Description	Balance at May 1, 2001	Charged to costs and expenses	Charged to other accounts	Deductions and write-offs	Balance at April 30, 2002
Allowance for doubtful accounts	$917	$—	$—	$(218)	$699
Inventory obsolescence	8,149	400	—	—	8,549
Deferred tax asset valuation allowance	12,638	14,474	—	—	27,112

Description	Balance at May 1, 2002	Charged to costs and expenses	Charged to other accounts	Deductions and write-offs	Balance at April 30, 2003
Allowance for doubtful accounts	$699	$—	$—	$(87)	$612
Inventory obsolescence	8,549	1,061	—	(99)	9,511
Deferred tax asset valuation allowance	27,112	2,594			29,706

S-1