Form 10-Q
period 2003-10-31
ADE CORP
filed 2003-12-15
CIK 884498

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended: October 31, 2003

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

YES ☒ NO ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2) of the Exchange Act.

YES ☐ NO ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock, par value $.01 per share	13,934,109 shares
Class	Outstanding at December 12, 2003

ADE CORPORATION

PART I.

FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements (unaudited):

ADE CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEET

(in thousands, unaudited)

	October 31, 2003	April 30, 2003
Assets
Current assets:
Cash and cash equivalents	$34,908	$21,476
Marketable securities	1,915	1,060
Accounts receivable, net	14,147	13,385
Inventories	29,185	29,349
Prepaid expenses and other current assets	1,054	1,046

Total current assets	81,209	66,316
Fixed assets, net	11,286	20,923
Investments	503	3,724
Assets held for sale	4,515	4,709
Intangible assets, net	758	833
Goodwill	1,318	1,318
Restricted cash	1,056	3,157
Other assets	149	136

Total assets	$100,794	$101,116

Liabilities and stockholders’ equity
Current liabilities:
Current portion of long-term debt	$163	$672
Accounts payable	5,247	4,527
Accrued expenses and other current liabilities	9,421	8,779
Deferred income on sales to affiliate	—	2,259

Total current liabilities	14,831	16,237

Deferred gain on sale-leaseback	1,666	—
Long-term debt	3,693	10,082

Total liabilities	20,190	26,319

Stockholders’ equity:
Common stock	138	138
Capital in excess of par value	105,389	103,943
Accumulated deficit	(26,338)	(29,844)
Accumulated other comprehensive income	1,415	560

Total stockholders’ equity	80,604	74,797

Total liabilities and stockholders’ equity	$100,794	$101,116

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ADE CORPORATION

CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS

(in thousands, except per share data, unaudited)

	Three months ended October 31,		Six months ended October 31,
	2003	2002	2003	2002
Net Revenue:
Systems and parts	$17,791	$15,941	$34,656	$28,815
Service	2,415	2,114	4,615	3,980

Total revenue	20,206	18,055	39,271	32,795

Cost of revenue:
Systems and parts	7,664	7,730	15,772	14,369
Service	2,559	2,277	4,982	4,580

Total cost of revenue	10,223	10,007	20,754	18,949

Gross profit	9,983	8,048	18,517	13,846

Operating expenses:
Research and development	3,704	4,349	7,401	9,192
Marketing and sales	2,409	2,909	4,414	5,709
General and administrative	2,496	2,441	4,661	5,295
Restructuring charges	—	711	393	1,588

Total operating expenses	8,609	10,410	16,869	21,784

Income (loss) from operations	1,374	(2,362)	1,648	(7,938)
Gain on sale of long-term investment	—	—	1,729	—
Interest and other income (expense), net	58	(88)	(104)	(207)

Income (loss) before (benefit from) provision for income taxes and equity in net earnings (loss) of affiliated companies	1,432	(2,450)	3,273	(8,145)
(Benefit from) provision for income taxes	(273)	14	(185)	35

Income (loss) before equity in net earnings (loss) of affiliated companies	1,705	(2,464)	3,458	(8,180)
Equity in net earnings (loss) of affiliated companies	—	34	48	(31)

Net income (loss)	$1,705	$(2,430)	$3,506	$(8,211)

Basic earnings (loss) per share	$0.12	$(0.18)	$0.25	$(0.60)
Diluted earnings (loss) per share	$0.12	$(0.18)	$0.25	$(0.60)
Weighted average shares outstanding - basic	13,875	13,695	13,822	13,688
Weighted average shares outstanding - diluted	14,196	13,695	14,057	13,688

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ADE CORPORATION

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

(in thousands, unaudited)

	Six months ended October 31,
	2003	2002
Cash flows from operating activities:
Net income (loss)	$3,506	$(8,211)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	1,631	2,371
Long-lived asset impairment	200	—
Equity in net earnings of affiliate, net of dividends received	952	91
Gain on sale of long-term investment	(1,729)	—
Amortization of gain from sale-leaseback	(28)	—
Changes in assets and liabilities:
Accounts receivable, net	(762)	(3,342)
Inventories	164	459
Prepaid expenses and other current assets	(8)	560
Accounts payable	720	(661)
Accrued expenses and other current liabilities	641	(3,431)
Deferred income on sales to affiliate	(2,259)	704

Net cash provided by (used in) operating activities	3,028	(11,460)

Cash flows from investing activities:
(Purchases) sales of fixed assets, net	15	(457)
Change in restricted cash	2,101	100
Proceeds from sale of building, net	9,753	—
Proceeds from sale of long-term investment	4,000	—
Decrease in other assets	(15)	3

Net cash provided by (used in) investing activities	15,854	(354)

Cash flows from financing activities:
Repayment of long-term debt	(6,896)	(302)
Proceeds from issuance of common stock	1,446	193

Net cash used in financing activities	(5,450)	(109)

Net increase (decrease) in cash and cash equivalents	13,432	(11,923)
Cash and cash equivalents, beginning of period	21,476	26,108

Cash and cash equivalents, end of period	$34,908	$14,185

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

2.	Comprehensive Income (Loss)

Comprehensive income (loss) was as follows:

	(in thousands) Three months ended		(in thousands) Six months ended
	October 31, 2003	October 31, 2002	October 31, 2003	October 31, 2002
	(unaudited)		(unaudited)
Net income (loss)	$1,705	$(2,430)	$3,506	$(8,211)
Other comprehensive income (loss):
Unrealized income (loss) on marketable securities, net of $0 tax	209	(293)	855	(1,574)

Other comprehensive income (loss):	209	(293)	855	(1,574)

Comprehensive income (loss)	$1,914	$(2,723)	$4,361	$(9,785)

3.	Inventories

Inventories consist of the following:

	(in thousands)
	October 31, 2003	April 30, 2003
	(unaudited)
Raw materials and purchased parts	$14,442	$14,149
Work-in-process	13,860	12,618
Finished goods	883	2,582

	$29,185	$29,349

ADE CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS

4.	Investments

On July 10, 2003, the Company received a $1.0 million dividend payment from Japan ADE, Ltd. (“JAL”). On July 24, 2003, the Company entered into an agreement to sell the majority of its 50% ownership in JAL to Kanematsu Electronics, Ltd., the other 50% owner of JAL. The Company received proceeds of $4.0 million and realized a gain of $1.7 million from this transaction. The Company retained a 9% ownership interest in JAL. Prior to the transaction, the Company accounted for its investment in JAL under the equity method. As a result of the decrease in both ownership and influence over the affairs of JAL, subsequent to July 24, 2003 the Company accounts for its remaining 9% interest under the cost method.

Prior to July 24, 2003, when the Company was accounting for its investment in JAL under the equity method, the revenue from sales to JAL, which had not in turn been sold by JAL to unrelated third parties, was eliminated and the related profit on such sales was recorded as deferred income on sales to affiliate. As a result of the reduction of the Company’s 50% investment in JAL to 9% and the change in accounting method for the remaining investment to the cost method, the Company recognized approximately $6.4 million of revenue and $3.9 million of profit that otherwise may have been deferred at the end of the first quarter ended July 31, 2003.

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

	(in thousands)
	October 31, 2003	April 30, 2003
	(unaudited)
License fees at cost	$1,400	$1,400
Accumulated amortization	(642)	(567)

Net carrying value	$758	$833

Amortization expense for the three months ended October 31, 2003 and 2002 was $38,000 and $113,000, respectively. Amortization expense for the six months ended October 31, 2003 and 2002 was $75,000 and $225,000, respectively. Estimated amortization is $150,000 for the fiscal years ending April 30, 2004, 2005 and 2006 and $50,000 for the fiscal year ending April 30, 2007.

ADE CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS

6.	Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consist of the following:

	(in thousands)
	October 31, 2003	April 30, 2003
	(unaudited)
Accrued salaries, wages and vacation pay	$1,377	$1,716
Accrued commissions	738	1,146
Accrued warranty costs	1,079	1,041
Accrued restructuring	182	165
Deferred revenue	2,920	1,947
Other	3,125	2,764

	$9,421	$8,779

7.	Stock-based Compensation

Stock-based compensation awards to employees under the Company’s stock plans are accounted for using the intrinsic value method prescribed in Accounting Principles Board Opinion (“APB”) No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. The Company has adopted the disclosure requirements of Statement of Financial Accounting Standards No. 123 (“SFAS 123”), “Accounting for Stock-Based Compensation” and SFAS No. 148, “Accounting for Stock-based Compensation.” Had compensation cost for the stock-based compensation been determined based on the fair value at the grant dates of awards consistent with the provisions of SFAS 123, the Company’s net income (loss) and earnings (loss) per share would have been reduced to the pro forma amounts as follows:

	(In thousands, except per share data) Three months ended October 31,		(In thousands, except per share data) Six months ended October 31,
	2003	2002	2003	2002
	(unaudited)		(unaudited)
Net income (loss), as reported	$1,705	$(2,430)	$3,506	$(8,211)
Deduct: Total stock-based employee compensation expense determined under fair value based method, net of related income taxes	386	564	688	1,010

Pro forma net income (loss)	$1,319	$(2,994)	$2,818	$(9,221)

Net earnings (loss) per share:
Basic - as reported	$0.12	$(0.18)	$0.25	$(0.60)
Basic - pro forma	$0.10	$(0.22)	$0.20	$(0.67)
Diluted - as reported	$0.12	$(0.18)	$0.25	$(0.60)
Diluted - pro forma	$0.09	$(0.22)	$0.20	$(0.67)

ADE CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS

8.	Restructuring

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

Below is a table summarizing the activity related to the restructuring accrual for the three and six months ended October 31, 2003:

	(in thousands)
	Severance	Office Closures	Total
Balance at April 30, 2003	$120	$45	$165
Restructuring accrual	393	—	393
Cash payments	(191)	—	(191)

Balance at July 31, 2003	322	45	367
Cash payments	(140)	(45)	(185)

Balance at October 31, 2003	$182	$—	$182

9.	Sale-leaseback

On July 29, 2003, the Company entered into an agreement to sell and leaseback its headquarters site in Westwood, Massachusetts, which resulted in a deferred gain of $1.7 million. The Company used $3.8 million of the approximately $10.1 million in proceeds, less transaction costs, from the transaction to retire its 1996 Industrial Development Bond and eliminated the related letter of credit. On July 31, 2003, the Company used approximately $3.0 million of the proceeds to retire its 1997 Industrial Development Bond, which resulted in $2.7 million of restricted cash becoming available for general corporate purposes. As part of this transaction, the Company entered into a lease agreement with a 15 year term and annual rent payments increasing from approximately $1.0 million at the beginning of the lease term to approximately $1.3 million by the end of the lease term. The lease has been classified as an operating lease and the gain of $1.7 million on the transaction has been deferred and is being amortized as a reduction of rent expense on a straight-line basis over the term of the lease. The total rent expense from the lease is being amortized on a straight-line basis. In addition, as required by the lease agreement, $0.6 million of cash has been restricted as a security deposit on the building.

ADE CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS

10.	Earnings (Loss) Per Share

Basic earnings (loss) per share is computed by dividing income (loss) available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share is computed using the weighted average number of common shares outstanding and gives effect to all dilutive potential common shares outstanding during the period. For the three months ended October 31, 2003 and 2002, respectively, 278,940 and 1,147,376 common shares issuable upon the exercise of stock options have been excluded from the computation of diluted earnings per share, as their effect would have been antidilutive. For the six months ended October 31, 2003 and 2002, respectively, 625,827 and 1,081,716 common shares issuable upon the exercise of stock options have been excluded from the computation of diluted earnings per share, as their effect would have been antidilutive. For the three and six months ended October 31, 2003 and 2002, basic and diluted loss per share is the same due to the antidilutive effect of potential common shares outstanding.

The following is a reconciliation of the shares used in calculating basic and diluted earnings per share:

	(in thousands) Three months ended October 31,		(in thousands) Six months ended October 31,
	2003	2002	2003	2002
Shares used in computation:
Weighted average common stock outstanding used in computation of basic earnings (loss) per share	13,875	13,695	13,822	13,688
Dilutive effect of stock options outstanding	321	—	235	—

Shares used in computation of diluted earnings (loss) per share	14,196	13,695	14,057	13,688

11.	Segment Reporting

The Company has three reportable segments: ADE Semiconductor Systems Group (“SSG”), ADE Phase Shift (“PST”) and ADE Technologies (“ATI”). SSG manufactures and markets metrology and inspection systems to the semiconductor wafer and device manufacturing industries that are used to improve yield and capital productivity. Sales of the Company’s stand-alone software products are also included in the SSG segment. PST manufactures and markets high performance, non-contact surface metrology equipment using advanced interferometric technology that provides enhanced yield management to the data storage, semiconductor and optics industries. ATI manufactures and markets high precision magnetic characterization and non-contact dimensional metrology gaging systems primarily to the data storage industry.

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

Some sales to JAL were reflected in segment revenue during the period they were shipped by the respective segment, which could differ from the period the revenue was recognized for consolidated financial reporting purposes. As a result of the transaction discussed in Note 4, as of July 24, 2003, all subsequent sales to JAL are reflected in both segment and consolidated revenue in the same period as they are no longer an equity method investee. For the reportable segments, intersegment sales are recorded at 60% of the domestic list price of the respective product and are eliminated in consolidation.

ADE CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS

11.	Segment Reporting (Continued)

	(in thousands)
	SSG	PST	ATI	Total
For the quarter ended October 31, 2003
Revenue from external customers	$13,219	$4,235	$2,752	$20,206
Intersegment revenue	29	—	44	73
Income from operations	349	647	379	1,375
Depreciation and amortization expense	574	135	26	735
Capital expenditures	13	29	—	42
For the quarter ended October 31, 2002
Revenue from external customers	$13,323	$2,139	$2,504	$17,966
Intersegment revenue	50	—	424	474
Income (loss) from operations	(1,855)	(569)	3	(2,421)
Depreciation and amortization expense	1,004	103	48	1,155
Capital expenditures	53	5	—	58

	(in thousands)
	SSG	PST	ATI	Total
For the six months ended October 31, 2003
Revenue from external customers	$26,009	$8,766	$4,298	$39,073
Intersegment revenue	48	—	56	104
Income (loss) from operations	192	1,587	(164)	1,615
Depreciation and amortization expense	1,330	249	52	1,631
Long-lived asset impairment	200	—	—	200
Capital expenditures	45	29	—	74
For the six months ended October 31, 2002
Revenue from external customers	$23,654	$4,972	$4,048	$32,674
Intersegment revenue	50	—	650	700
Loss from operations	(7,297)	(457)	(272)	(8,026)
Depreciation and amortization expense	2,070	201	100	2,371
Capital expenditures	367	90	—	457

ADE CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS

The following is a reconciliation for the above items where aggregate reportable segment amounts differ from amounts contained in the Company’s consolidated financial statements.

	Three months ended October 31,		Six months ended October 31,
	2003	2002	2003	2002
Total external revenue for reportable segments	$20,206	$17,966	$39,073	$32,674
Net impact of revenue recognition on sales to affiliate	—	89	198	121

Total consolidated revenue	$20,206	$18,055	$39,271	$32,795

Total operating income (loss) for reportable segments	$1,375	$(2,421)	$1,615	$(8,026)
Net impact of intercompany gross profit eliminations and deferred profit on sales to affiliate	(1)	59	33	88

Total consolidated operating income (loss)	$1,374	$(2,362)	$1,648	$(7,938)

12.	Commitments and Contingencies

Pending Litigation

On October 12, 2000, the Company filed a patent infringement lawsuit against KLA-Tencor Corporation (“KLA”), a competitor, in the United States District Court in Delaware. The Company seeks damages and a permanent injunction against further infringement of United States Patent Number 6,118,525, entitled “Wafer Inspection System for Distinguishing Pits and Particles.” On November 22, 2000, KLA filed a counterclaim alleging that the Company has infringed three patents owned by KLA. KLA is seeking damages for the alleged patent infringement and a permanent injunction against future infringement. In addition, KLA has asked the District Court for a declaration that United States Patent Number 6,118,525, owned by the Company, is invalid and not infringed by KLA. On March 13, 2003, the District Court issued a ruling upholding KLA’s principal arguments with respect to ADE’s claims of infringement. The District Court has not yet ruled on KLA’s counterclaims. A trial date of January 26, 2004 has been set. Once all rulings have been issued by the District Court, the Company will consider whether or not to appeal the rulings to the United States Court of Appeals for the Federal Circuit. Accordingly, at this time, the Company cannot predict the outcome or the amount of gain or loss, if any, from this lawsuit.

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

ADE CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS

12.	Commitments and Contingencies (Continued)

Guarantor agreements

Under the Company’s by-laws, the Company must indemnify its officers and directors against all liabilities incurred or threatened by reason of serving in such capacity to the fullest extent permitted by law, with exceptions. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited; however, the Company has a Director and Officer insurance policy that limits its exposure and enables the Company to recover a portion of any future amounts paid. As a result of the Company’s insurance policy coverage, it believes the estimated fair value of these indemnification arrangements is minimal. All of these indemnification arrangements were grandfathered under the provisions of FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others,” as they were in effect prior to December 31, 2002. Accordingly, no liabilities have been recorded for these arrangements as of October 31, 2003.

The Company has an agreement with a vendor whereby it guarantees the expenses incurred by certain of the Company’s employees. The term of the agreement is from execution until cancellation and payment of any outstanding amounts. The Company would be required to pay any unsettled employee expenses upon notification from the vendor. The maximum potential amount of future payments the Company could be required to make under this agreement is not significant. As a result, the Company believes the estimated fair value of these agreements is minimal. Accordingly, no liabilities have been recorded for this guaranty as of October 31, 2003.

Pursuant to one of the provisions in the Company’s standard terms and conditions of sale, the Company agrees, subject to certain limitations and conditions, to defend any suit or proceeding brought against a customer based on a claim that the Company’s equipment, standing alone, infringes a United States patent or copyright or misappropriates a trade secret protected under United States law. Actions arising under such provision may only be brought by customers within two years after the cause of action arises. The maximum potential amount of payments the Company may be required to make under such provision is limited to the total purchase price of the Company’s equipment sold under the particular contract. The Company has never incurred costs to defend lawsuits or settle claims related to these customer contract provisions. As a result, the Company believes the estimated fair value of these provisions is minimal. Accordingly, the Company has no liabilities recorded for these provisions as of October 31, 2003.

The Company warrants that its products will perform in all material respects in accordance with its standard published specifications. The term of the Company’s standard warranty is 12 months. The Company accrues 2% or 3% of product revenues, based on history, to provide for estimated warranty costs, depending on which business unit made the sale. The following is a reconciliation of the activity based on history, in the Company’s warranty liability for the three and six months ended October 31, 2003.

(in thousands)
Balance at April 30, 2003	$1,041
Accruals for warranties issued	101
Warranty settlements made	(85)

Balance at July 31, 2003	1,057
Accruals for warranties issued	273
Warranty settlements made	(251)

Balance at October 31, 2003	$1,079

ADE CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS

13.	New Accounting Pronouncements

In May 2003, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 150 (“SFAS 150”), “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” SFAS 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. SFAS 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of SFAS 150 does not have a material impact on the Company’s financial position and results of operations.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations:

Introduction

ADE Corporation (the “Company”) designs, manufactures, markets and services highly precise, automated measurement, defect detection and handling equipment with current applications in the production of semiconductor wafers, semiconductor devices and magnetic computer disks. The Company operates three major business segments, the Semiconductor Systems Group (“SSG”), ADE Phase Shift (“PST”) and ADE Technologies (“ATI”). The Semiconductor Systems Group manufactures multifunctional semiconductor metrology and automation systems and optical wafer defect inspection equipment used to detect particles and other defects on silicon wafer surfaces, primarily for the semiconductor wafer and device manufacturing industries. ADE Phase Shift manufactures high-performance, non-contact surface metrology equipment using advanced interferometric technology that provides enhanced yield management to the data storage, semiconductor and optics industries. ADE Technologies manufactures high precision magnetic characterization and non-contact dimensional metrology gaging systems primarily for the data storage industry.

The Company’s markets are cyclical. Beginning in the second quarter of fiscal year 2002, the Company had experienced decreased demand for its products in its SSG and ATI business segments as a result of the downturn in the semiconductor wafer and device manufacturing industries as well as the magnetic data storage industry. Consequently, the Company experienced reduced order levels and revenues. In response to the industry downturn, the Company underwent cost reduction measures, including headcount reductions and facility consolidation, while maintaining its investment in research and development to position the Company for the next wave of capital spending in the semiconductor wafer and device manufacturing industries as well as the magnetic data storage industry. Recently, the Company has seen signs of increased capital spending in the semiconductor wafer and device manufacturing and magnetic data storage industries and has experienced increased order levels, revenue and profits, however, no assurances can be made that this trend will continue.

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

Forward-Looking Statements

This quarterly report on Form 10-Q contains certain forward-looking statements that are subject to known and unknown risks and uncertainties that could cause actual results to differ materially from those expressed by such statements. Those statements that make reference to the Company’s expectations, predictions and anticipations should be considered forward-looking statements. These statements include, but are not limited to, risks and uncertainties associated with the strength of the semiconductor and magnetic data storage markets, wafer pricing and wafer demand, the results of product development efforts, the success of the Company’s product offerings in meeting customer needs within the timeframes required by customers in these markets, further increases in backlog, the Company’s visibility, developments in the Company’s ongoing litigation with KLA-Tencor Corporation and its predictions of future financial outcomes. Further information on potential factors that could affect the Company’s business is described in “Other Risk Factors and Trends” appearing at the end of this Management’s Discussion and Analysis of Financial Condition and Results of Operations and in the Company’s reports on file with the Securities and Exchange Commission, including its Form 10-K for the fiscal year ended April 30, 2003.

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

Below is a table summarizing the activity related to the restructuring accrual for the three and six months ended October 31, 2003:

	(in thousands)
	Severance	Office Closures	Total
Balance at April 30, 2003	$120	$45	$165
Restructuring accrual	393	—	393
Cash payments	(191)	—	(191)

Balance at July 31, 2003	322	45	367
Cash payments	(140)	(45)	(185)

Balance at October 31, 2003	$182	$—	$182

Sale of Long-term Investment

On July 24, 2003, the Company entered into an agreement to sell the majority of its 50% ownership in Japan ADE, Ltd. (“JAL”) to Kanematsu Electronics, Ltd., the other 50% owner of JAL. The Company received proceeds of $4.0 million and realized a gain of $1.7 million from this transaction. The Company retained a 9% ownership interest in JAL. Prior to the transaction, the Company accounted for its investment in JAL under the equity method. As a result of the decrease in both ownership and influence over the affairs of JAL, the Company will account for its remaining 9% interest under the cost method.

Prior to July 24, 2003, when the Company was accounting for its investment in JAL under the equity method, the revenue from sales to JAL, which had not in turn been sold by JAL to unrelated third parties, was eliminated and the related profit on such sales was recorded as deferred income on sales to affiliate. As a result of the reduction of the Company’s 50% investment in JAL to 9% and the change in accounting method for the remaining investment to the cost method, the Company recognized approximately $6.4 million of revenue and $3.9 million of profit that otherwise may have been deferred at the end of the first quarter ended July 31, 2003.

Sale-leaseback

On July 29, 2003, the Company entered into an agreement to sell and leaseback its headquarters site in Westwood, Massachusetts, which resulted in a deferred gain of $1.7 million. The Company used $3.8 million of the approximately $10.1 million in proceeds, less transaction costs, from the transaction to retire its 1996 Industrial Development Bond and eliminated the related letter of credit. On July 31, 2003, the Company used approximately $3.0 million of the proceeds to retire its 1997 Industrial Development Bond, which resulted in $2.7 million of restricted cash becoming available for general corporate purposes. As part of this transaction, the Company entered into a lease agreement with a 15 year term and annual rent payments increasing from approximately $1.0 million at the beginning of the lease term to approximately $1.3 million by the end of the lease term. The lease has been classified as an operating lease and the gain of $1.7 million on the transaction has been deferred and is being amortized as a reduction of rent expense on a straight-line basis over the term of the lease. The total rent expense from the lease is being amortized on a straight-line basis. In addition, as required by the lease agreement, $0.6 million of cash has been restricted as a security deposit on the building.

Critical Accounting Policies, Significant Judgments and Estimates

The discussion and analysis of the Company’s financial condition and results of operations are based upon its consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure at the date of the Company’s financial statements. On an on-going basis, management evaluates its estimates and judgments, including those related to bad debts, inventories, intangible assets, income taxes, and warranty obligations. Management bases its estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. The Company considers certain accounting policies related to revenue recognition and allowance for doubtful accounts, inventory valuation, accounting for income taxes, valuation of goodwill and software and the accounting for leases to be critical policies due to the estimates and judgments involved in each.

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

Accounting for Leases

On July 29, 2003, the Company entered into a lease agreement for its corporate headquarters in Westwood, Massachusetts. The classification of this lease as an operating lease involved a significant judgement by the Company’s management with respect to the Company’s incremental borrowing rate. At the date of lease inception, the incremental borrowing rate is a significant element of the calculation in one of the four tests that must be performed to determine if a lease should be classified as an operating lease or a capital lease. The Company’s management determined the Company’s incremental borrowing rate based on an analysis of its negotiations with various financial institutions, the implicit interest rate in the lease for the Westwood, Massachusetts building and an estimate of the current yield on debt financing of comparable companies in the public securities markets. Because the criteria necessary for classification as a capital lease were not met, the lease was accounted for as an operating lease and the leased building and related liability have not been recorded in the Company’s consolidated balance sheet. If the Company’s incremental borrowing rate was determined to be lower than what was determined by the Company’s management, the lease could have met the criteria for classification as a capital lease, which would have resulted in an asset of approximately $8.6 million and a liability of approximately $8.6 million being recorded in the Company’s consolidated balance sheet.

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

Results of Operations

Three Months Ended October 31, 2003 compared to Three Months Ended October 31, 2002

Systems and parts revenue. Systems and parts revenue increased 12% to $17.8 million in the second quarter of fiscal 2004 from $15.9 million in the second quarter of fiscal 2003. Systems and parts revenue in the SSG segment decreased 3% to $11.1 million in the second quarter of fiscal 2004 compared to $11.5 million in the year earlier period. The slight decrease in revenues from the Company’s products in the SSG segment was due to the timing of shipments. System and parts revenue in the PST segment increased 91% to $4.1 million in the second quarter of fiscal 2004 compared to $2.1 million in the year earlier period. The increase in revenue from the PST segment was due primarily to industry acceptance and demand for its semiconductor industry products.

Wafer manufacturers’ capital equipment purchases have been based on both advanced industry requirements and capacity expansion, which has resulted in purchases of the Company’s legacy products as well as its next generation of products. The Company sells its semiconductor products to both wafer and device manufacturers. Historically, the Company’s semiconductor revenue has been derived more from wafer manufacturers than device manufacturers. For the third quarter of fiscal 2004, the Company expects consolidated revenue, which consists primarily of revenue from the semiconductor industry, to increase by a range of 7-12% from second quarter revenue. However, the Company can make no assurances that the expected increase in quarterly revenue can be sustained for the remainder of the fiscal year.

The data storage industry has experienced extreme pricing pressure, consolidation and excess supply in many data storage market segments, which has resulted in reduced production and capital equipment purchases. Consequently, system and parts revenue from the products that are marketed to the data storage industry by the Company’s ATI segment decreased 2% to $2.6 million in the second quarter of fiscal 2004 compared to $2.7 million in the year earlier period. The slight decrease in revenue is due primarily to the timing of shipments of the Company’s magnetic storage products during the second quarter of fiscal 2004.

The Company’s total revenue by industry is distributed as follows:

	Three months ended October 31,
	2003	2002
Wafer	80%	67%
Device / OEM	6%	12%
Magnetic Data Storage	14%	21%

Total	100%	100%

The Company’s total revenue by region is distributed as follows:

	Three months ended October 31,
	2003	2002
United States	12%	19%
Japan	60%	25%
Asia	20%	43%
Europe	8%	13%

Total	100%	100%

Service revenue. Service revenue increased 14% to $2.4 million in the second quarter of fiscal 2004 compared to $2.1 million in the second quarter of fiscal 2003. The Company’s service revenue consists of fees for installation, training, product maintenance and technical support services. The majority of the Company’s service revenue is derived from the SSG segment. The increase is primarily due to service calls to customers bringing equipment back on-line to increase capacity.

Gross profit – systems and parts. Gross profit on systems and parts increased to 57% in the second quarter of fiscal 2004 from 52% in the second quarter of fiscal 2003. The increase in gross profit was primarily due to factory overhead cost reductions undertaken over the past fiscal year in the SSG and ATI segments.

Gross profit – service. Gross profit from service improved to (6%) in the second quarter of fiscal 2004 compared to (9%) in the second quarter of fiscal 2003. The improved gross profit was the result of factory overhead cost reductions undertaken over the past fiscal year, primarily in the SSG segment, as well as increased revenues during the second quarter of fiscal 2004.

Research and development. Research and development expense decreased $0.6 million, or 15%, to $3.7 million in the second quarter of fiscal 2004 from $4.3 million in the second quarter of fiscal 2003 and decreased as a percentage of revenue to 18% compared to 24% in the second quarter of fiscal 2003. The decrease in expense resulted primarily from a decrease in payroll and consulting expenses in all segments, which were part of the overall cost reduction measures taken by the Company as a result of the most recent downturn in the semiconductor wafer and device manufacturing industries. The Company continues to invest in its semiconductor wafer and device industry products as well as new products for the magnetic storage industry, including those that measure the magnetic properties of materials used in manufacturing disk drives. The decrease in expense as a percentage of revenues reflects both the cost reductions and increased revenues mentioned above. The Company expects research and development expense over the short term to be at or near current levels as a percentage of revenues.

Marketing and sales. Marketing and sales expense decreased $0.5 million, or 17%, to $2.4 million in the second quarter of fiscal 2004 from $2.9 million in the second quarter of 2003 and decreased as a percentage of revenue to 12% in the second quarter of fiscal 2004 compared to 16% in the second quarter of fiscal 2003. The decreased expense resulted primarily from decreased payroll expense and discretionary spending including travel and advertising in all segments of the Company. Also contributing to the decrease in expense was a decrease in commissions expense on sales made through internal and external sales representatives. The mix of sales channels through which the Company’s products are sold may have a significant impact on the Company’s marketing and sales expense and the results in any period may not be indicative of marketing and sales expense for future periods.

General and administrative. General and administrative expense increased $0.1 million, or 2%, to $2.5 million in the second quarter of fiscal 2004 from $2.4 million in the second quarter of fiscal 2003 and decreased as a percentage of revenue to 12% from 14% in the second quarter of 2003. Expense increased due to slightly higher payroll expenses in the second quarter of fiscal 2004 compared to the second quarter of fiscal 2003. Although legal and patent expenses in the second quarter of fiscal 2004 were consistent with the year earlier period, the Company expects that legal and patent expenses will increase in its third fiscal quarter as the patent infringement lawsuit with KLA-Tencor Corporation goes to trial in January 2004.

Interest and other income (expense), net. Net interest and other income (expense) was $58,000 in the second quarter of fiscal 2004 compared to net interest and other income (expense) of ($88,000) in the second quarter of fiscal 2003. The decrease in interest and other expense was primarily due to the Company’s retirement of its 1996 and 1997 Industrial Development Bonds in the first quarter of fiscal 2004.

Income taxes. There was a benefit from income taxes of $273,000 in the second quarter of fiscal 2004 compared to a provision for income taxes of $14,000 in the second quarter of fiscal 2003. The benefit from income taxes in the second quarter of fiscal 2004 was due to a federal income tax refund of $367,000 for the years 1996 through 2000, which was somewhat offset by state, foreign and alternative minimum income taxes. The provision for income taxes in the second quarter of fiscal 2003 was the result of state and foreign income taxes.

Equity in net earnings of affiliated companies. Equity in net earnings (loss) of affiliated companies was $0 in the second quarter of fiscal 2004 compared to $34,000 in the second quarter of fiscal 2003. As of July 24, 2003, as a result of the reduction of the Company’s 50% investment in JAL to 9%, and the change in accounting method from the equity method to the cost method, the Company no longer records JAL’s earnings (loss) in its statement of operations.

Six Months Ended October 31, 2003 compared to Six Months Ended October 31, 2002

Systems and parts revenue. Systems and parts revenue increased 20% to $34.7 million in the six months ended October 31, 2003 from $28.8 million in the year earlier period. Systems and parts revenue in the SSG segment increased 9% to $21.9 million in the six months ended October 31, 2003 compared to $20.1 million in the year earlier period. The increase in revenues from the Company’s products in the SSG segment was due to an increase in demand, particularly in Japan, for capital equipment in the semiconductor wafer and device industries. The increased revenue was partially offset by a slight decrease in second quarter revenues due to the timing of shipments at the end of the second quarter. System and parts revenue in the PST segment increased 71% to $8.5 million in the six months ended October 31, 2003 compared to $5.0 million in the year earlier period. The increase in revenue from the PST segment was due primarily to industry acceptance and demand for its semiconductor industry products.

The data storage industry has experienced extreme pricing pressure, consolidation and excess supply in many data storage market segments, which has resulted in reduced production and capital equipment purchases. Consequently, system and parts revenue from the products that are marketed to the data storage industry by the Company’s ATI segment decreased 4% to $4.1 million in the six months ended October 31, 2003 compared to $4.3 million in the year earlier period. The slight decrease in revenue is due primarily to the timing of shipments and revenue recognition of the Company’s magnetic storage products during the second quarter of fiscal 2004.

The Company’s total revenues by industry are distributed as follows:

	Six months ended October 31,
	2003	2002
Wafer	81%	72%
Device / OEM	8%	9%
Magnetic Data Storage	11%	19%

Total	100%	100%

The Company’s total revenues by region are distributed as follows:

	Six months ended October 31,
	2003	2002
United States	13%	20%
Japan	61%	27%
Asia	16%	34%
Europe	10%	19%

Total	100%	100%

Service revenue. Service revenue increased 16% to $4.6 million in the six months ended October 31, 2003 compared to $4.0 million in the year earlier period. The Company’s service revenue consists of fees for installation, training, product maintenance and technical support services. The majority of the Company’s service revenue is derived from the SSG segment. The increase is primarily due to service calls to customers bringing equipment back on-line to increase capacity.

Gross profit – systems and parts. Gross profit on systems and parts increased to 54% in the six months ended October 31, 2003 from 50% in the year earlier period. The increase in gross profit was primarily due to factory overhead cost reductions undertaken over the past fiscal year in the SSG and ATI segments.

Gross profit – service. Gross profit from service improved to (8%) in the six months ended October 31, 2003 compared to (15%) in the year earlier period. The improved gross profit was the result of factory overhead cost reductions undertaken over the past fiscal year, primarily in the SSG segment, as well as increased revenues during the six months ended October 31, 2003.

Research and development. Research and development expense decreased $1.8 million, or 19%, to $7.4 million in the six months ended October 31, 2003 from $9.2 million in the year earlier period and decreased as a percentage of revenue to 19% compared to 28% in the year earlier period. The decrease in expense resulted primarily from a decrease in payroll, consulting and project material expenses in all segments, which was the result of the overall cost reduction measures taken by the Company as a result of the most recent downturn in the semiconductor wafer and device manufacturing industries. The Company continues to invest in its semiconductor wafer and device industry products as well as new products for the magnetic storage industry, including those that measure the magnetic properties of materials used in manufacturing disk drives. The decrease in expense as a percentage of revenues reflects both the cost reductions and increased revenues mentioned above. The Company expects research and development expense over the short term to be at or near current levels as a percentage of revenues.

Marketing and sales. Marketing and sales expense decreased $1.3 million, or 23%, to $4.4 million in the six months ended October 31, 2003 from $5.7 million in the year earlier period and decreased as a percentage of revenue to 11% in the six months ended October 31, 2003 compared to 17% in the year earlier period. The decreased expense resulted primarily from decreased payroll expense and discretionary spending including travel and advertising in all segments of the Company. Also contributing to the decrease in expense was a decrease in commissions expense on sales made through internal and external sales representatives. The mix of sales channels through which the Company’s products are sold may have a significant impact on the Company’s marketing and sales expense and the results in any period may not be indicative of marketing and sales expense for future periods.

General and administrative. General and administrative expense decreased $0.6 million, or 12%, to $4.7 million in the six months ended October 31, 2003 from $5.3 million in the year earlier period and decreased as a percentage of revenue to 12% from 16% in the year earlier period. Expense decreased due to a decrease in payroll and benefit expenses and legal and patent expenses in the six months ended October 31, 2003 compared to the year earlier period. Although legal and patent expenses in the six months ended October 31, 2003 decreased compared to the year earlier period, the Company expects that legal and patent expenses will increase in its third fiscal quarter as the patent infringement lawsuit with KLA-Tencor Corporation goes to trial in January 2004.

Interest and other income (expense), net. Net interest and other income (expense) was ($104,000) in the six months ended October 31, 2003 compared to net interest and other income (expense) of ($207,000) in the year earlier period. The decrease in interest and other expense was primarily due to the Company’s retirement of its 1996 and 1997 Industrial Development Bonds in the first quarter of fiscal 2004.

Income taxes. There was a benefit from income taxes of $185,000 in the six months ended October 31, 2003 compared to a provision for income taxes of $35,000 in the year earlier period. The benefit from income taxes in the six months ended October 31, 2003 was due to a federal income tax refund of $367,000 for the years 1996 through 2000, which was somewhat offset by state, foreign and alternative minimum income taxes. The provision for income taxes in the since months ended October 31, 2002 was the result of state and foreign income taxes.

Equity in net earnings of affiliated companies. Equity in net earnings (loss) of affiliated companies was $48,000 in the six months ended October 31, 2003 compared to ($31,000) in the year earlier period. The increase in earnings for the six months ended October 31, 2003 reflects the timing of shipments and the recognition of revenue by the Company’s affiliate, JAL. As of July 24, 2003, as a result of the reduction of the Company’s 50% investment in JAL to 9%, and the change in accounting method from the equity method to the cost method, the Company no longer records JAL’s earnings (loss) in its statement of operations.

Liquidity and Capital Resources

At October 31, 2003, the Company had $34.9 million in cash and cash equivalents and $66.4 million in working capital. In addition, the Company had $0.4 million in restricted cash used as security for a tax-exempt Industrial Development Bond (“IDB”) issued through the through the Industrial Development Authority of the County of Pima, Arizona in April 1999 and $0.6 million in restricted cash used as a security deposit for the Company’s lease of its Westwood, Massachusetts headquarters.

Cash provided by operating activities for the six months ended October 31, 2003 was $3.0 million. This amount resulted from net income of $3.5 million adjusted for non-cash charges of $1.0 million and a $1.5 million net change in working capital accounts. Non-cash items consisted primarily of $1.6 million of depreciation and amortization, a $0.2 million long-lived asset impairment charge and $1.0 million of equity in the net earnings of affiliated companies, net of dividends received, offset by a gain of $1.7 million on the sale of 41% of JAL. Working capital items consisted primarily of increases in accounts receivable of $0.8 million, accounts payable of $0.7 million and accrued expenses and other current liabilities of $0.6 million and decreases in inventories of $0.2 million and deferred income on sales to affiliates of $2.3 million. The increase in accounts receivable was due to increased shipments during fiscal 2004. The increase in accounts payable was primarily due to the timing of payments to vendors. The increase in accrued expenses and other current liabilities was primarily due to and increase in deferred revenue, which was somewhat offset by a decrease in accrued salaries. The decrease in deferred income on sales to affiliate is due to the decrease in the Company’s investment in JAL and the associated recognition of previously deferred revenue and profit on sales to JAL.

Cash provided by investing activities was $15.9 million, and consisted primarily of a $2.1 million decrease in restricted cash, net proceeds of $9.8 million from the sale of the Company’s headquarters building and $4.0 million in proceeds from the sale of the majority of the Company’s investment in JAL. The decrease in restricted cash of $2.1 million was due to the retirement of the Company’s 1997 Industrial Development Bond, which resulted in $2.7 million of previously restricted cash being allowed for use for general corporate purposes and was offset by $0.6 million of restricted cash as a security deposit for the lease on the Company’s headquarters building.

Cash used in financing activities was $5.5 million, which consisted of $6.9 million in repayments of long-term debt, which were offset by $1.4 million of aggregate proceeds from the issuance of common stock from the exercise of stock options and stock purchased through the Company’s employee stock purchase plan. The repayments of debt primarily consisted of the retirement of the Company’s 1996 and 1997 Industrial Development Bonds.

The Company’s Newton, Massachusetts facility is currently listed for sale. On July 31, 2003, the Company retired the 1997 IDB, which was used to finance the acquisition of this property. At this time, the Company is not able to estimate when the property will be sold.

Under Generally Accepted Accounting Principles (“GAAP”) in the United States of America, certain obligations and commitments are not required to be included in the consolidated balance sheet. These obligations and commitments, while entered into in the normal course of business, may have a material impact on liquidity. The Company does not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As such, the Company is not exposed to any financing, liquidity, market or credit risk that could arise if the Company had engaged in such relationships. The following table discloses the Company’s contractual payment obligations as of October 31, 2003. The operating lease and consulting agreement obligations are not included in the unaudited condensed consolidated financial statements included in “Item 1. Financial Information.” The principal portion of the long term debt is included in the unaudited condensed consolidated financial statements. The long-term debt payments in the table below include both principal and interest.

	Payments due by period (in thousands)
	Less than 1 year	1-3 years	Greater than 3 years	Total
Long term debt	$372	$744	$3,723	$4,839
Operating leases	1,559	2,639	14,337	18,535
Consulting agreement	214	197	—	411

	$2,145	$3,580	$18,060	$23,785

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

Other Risk Factors and Trends

Capital expenditures by semiconductor wafer and device manufacturers historically have been cyclical as they in turn depend upon the current and anticipated demand for integrated circuits. While the semiconductor industry has not yet emerged from the recent severe down cycle, it is not clear when semiconductor wafer manufacturers, who have historically accounted for approximately 70% - 80% of the Company’s revenue, will be in a position to increase their purchases of capital equipment. The data storage industry has been in a period of oversupply and excess manufacturing capacity for an extended period of time and this has also had an adverse impact on the Company. At October 31, 2003, the Company’s backlog was $31.5 million. The Company remains uncertain about how long revenue growth can be sustained. The Company continues to evaluate its cost structure relative to expected revenue and will continue to implement aggressive cost containment measures where necessary. However, the Company cannot provide assurance that it will be able to implement cost containment measures in a timely or cost effective manner.

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

New Accounting Pronouncements

In May 2003, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 150 (“SFAS 150”), “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” SFAS 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. SFAS 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of SFAS 150 does not have a material impact on the Company’s financial position and results of operations.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk:

At October 31, 2003, the Company’s exposure to market risk relates primarily to changes in interest rates on its investment portfolio. The Company’s cash equivalents consist primarily of fixed income securities. The Company invests only with high credit quality issuers and does not use derivative financial instruments in its investment portfolio. The Company does not believe that a sharp increase or decrease in interest rates would have a material adverse impact on the fair value of its investment portfolio. The Company’s long-term borrowings are at fixed interest rates.

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

The term “disclosure controls and procedures” is defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These rules refer to the controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files under the Exchange Act is recorded, processed, summarized and reported within required time periods. As of the end of the period covered by this Form 10-Q (the “Evaluation Date”), the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s chief executive officer and chief financial officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based upon that evaluation, the chief executive officer and chief financial officer have concluded that, as of the Evaluation Date, such disclosure controls and procedures were effective.

The Company maintains a system of internal accounting controls that are designed to provide reasonable assurance that the Company’s transactions are properly recorded, that the Company’s assets are safeguarded against unauthorized or improper use and that the Company’s transactions are properly recorded and reported. As part of the evaluation of the Company’s disclosure controls and procedures, the Company evaluated its internal control over financial reporting. There have been no changes to the Company’s internal control over financial reporting during the second fiscal quarter of 2004 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II.

OTHER INFORMATION

Item 4.	Submission of Matters to a Vote of Security Holders:

The Annual Meeting of Stockholders of the Company was held on September 17, 2003. The stockholders voted on the following matters:

1.	Proposal to fix the size of the Board of Directors at five.

For	Against	Abstain
12,748,811	24,720	6,930

2.	Election of Directors

Nominee	For	Withheld
Harris Clay	12,586,537	193,946
Landon T. Clay	12,586,337	194,146
H. Kimball Faulkner	12,586,337	194,146
Chris L. Koliopoulos	10,499,931	2,280,552
Kendall Wright	10,559,268	2,221,215

There were no abstentions with respect to this matter.

3.	Ratification of the appointment of PricewaterhouseCoopers LLP as the Company’s independent public accountants for the fiscal year ending April 30, 2004.

For	Against	Abstain
12,771,402	3,941	5,140

Item 6.	Exhibits and Reports on Form 8-K:

(a)	Exhibits

Exhibit Number	Description

31.1	Certification of Chief Executive Officer required by Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification of Chief Financial Officer required by Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)	Reports on Form 8-K

None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ADE CORPORATION

Date: December 15, 2003	/s/ CHRIS L. KOLIOPOULOS
Chris L. Koliopoulos, Ph.D. President and Chief Executive Officer

Date: December 15, 2003	/s/ BRIAN C. JAMES
Brian C. James Executive Vice President and Chief Financial Officer