Form 10-Q
period 2004-01-31
ADE CORP
filed 2004-03-16
CIK 884498

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended: January 31, 2004

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2) of the Exchange Act.

    YES   ☐    NO  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock, par value $.01 per share	13,981,702 shares
Class	Outstanding at March 12, 2004

ADE CORPORATION

PART I.

FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements (unaudited):

ADE CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEET

(in thousands, unaudited)

	January 31, 2004	April 30, 2003
Assets
Current assets:
Cash and cash equivalents	$34,702	$21,476
Marketable securities	1,334	1,060
Accounts receivable, net	18,674	13,385
Inventories	32,797	29,349
Prepaid expenses and other current assets	944	1,046

Total current assets	88,451	66,316
Fixed assets, net	11,120	20,923
Investments	503	3,724
Assets held for sale	4,515	4,709
Intangible assets, net	720	833
Goodwill	1,318	1,318
Restricted cash	635	3,157
Other assets	152	136

Total assets	$107,414	$101,116

Liabilities and stockholders’ equity
Current liabilities:
Current portion of long-term debt	$166	$672
Accounts payable	8,435	4,527
Accrued expenses and other current liabilities	10,947	8,779
Deferred income on sales to affiliate	—	2,259

Total current liabilities	19,548	16,237
Deferred gain on sale-leaseback	1,637	—
Long-term debt, net of current portion	3,651	10,082

Total liabilities	24,836	26,319
Stockholders’ equity:
Common stock	138	138
Capital in excess of par value	105,806	103,943
Accumulated deficit	(24,317)	(29,844)
Accumulated other comprehensive income	951	560

Total stockholders’ equity	82,578	74,797

Total liabilities and stockholders’ equity	$107,414	$101,116

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ADE CORPORATION

CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS

(in thousands, except per share data, unaudited)

	Three months ended January 31,		Nine months ended January 31,
	2004	2003	2004	2003
Net Revenue:
Systems and parts	$20,904	$16,381	$55,561	$45,196
Service	2,225	2,084	6,840	6,065

Total revenue	23,129	18,465	62,401	51,261

Cost of revenue:
Systems and parts	9,027	7,289	24,799	21,659
Service	2,403	2,203	7,385	6,782

Total cost of revenue	11,430	9,492	32,184	28,441

Gross profit	11,699	8,973	30,217	22,820

Operating expenses:
Research and development	3,688	3,637	11,090	12,829
Marketing and sales	3,006	2,584	7,420	8,294
General and administrative	3,432	2,094	8,094	7,389
Restructuring charges	—	—	393	1,588

Total operating expenses	10,126	8,315	26,997	30,100

Income (loss) from operations	1,573	658	3,220	(7,280)
Gain on sale of long-term investment	—	—	1,729	—
Gain on sale of marketable securities	398	—	398	—
Interest and other income (expense), net	61	(160)	(42)	(368)

Income (loss) before provision for (benefit from) income taxes and equity in net earnings of affiliated companies	2,032	498	5,305	(7,648)
Provision for (benefit from) income taxes	11	36	(174)	71

Income (loss) before equity in net earnings of affiliated companies	2,021	462	5,479	(7,719)
Equity in net earnings of affiliated companies	—	132	48	102

Net income (loss)	$2,021	$594	$5,527	$(7,617)

Basic earnings (loss) per share	$0.15	$0.04	$0.40	$(0.56)
Diluted earnings (loss) per share	$0.14	$0.04	$0.39	$(0.56)

Weighted average shares outstanding—basic	13,934	13,721	13,859	13,699
Weighted average shares outstanding—diluted	14,250	13,742	14,077	13,699

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ADE CORPORATION

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

(in thousands, unaudited)

	Nine months ended January 31,
	2004	2003
Cash flows from operating activities:
Net income (loss)	$5,527	$(7,617)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	2,296	3,550
Long-lived asset impairment	200	—
Equity in net earnings of affiliate, net of dividends received	952	(40)
Shares issued in lieu of directors’ fees	37	16
Gain on sale of long-term investment	(1,729)	—
Gain on sale of marketable securities	(398)	—
Amortization of gain from sale-leaseback	(56)	—
Changes in assets and liabilities:
Accounts receivable, net	(5,289)	(29)
Inventories	(3,448)	2,395
Prepaid expenses and other current assets	102	353
Accounts payable	3,908	(3,376)
Accrued expenses and other current liabilities	2,168	(4,002)
Deferred income on sales to affiliate	(2,259)	722

Net cash provided by (used in) operating activities	2,011	(8,028)

Cash flows from investing activities:
(Purchases) sales of fixed assets, net	(448)	(415)
Change in restricted cash	2,522	146
Proceeds from sale of building, net	9,753	—
Proceeds from sale of long-term investment	4,000	—
Proceeds from sale of marketable securities	515	—
(Increase) decrease in other assets	(16)	11

Net cash provided by (used in) investing activities	16,326	(258)

Cash flows from financing activities:
Repayment of long-term debt	(6,937)	(455)
Proceeds from issuance of common stock	1,826	282

Net cash used in financing activities	(5,111)	(173)

Net increase (decrease) in cash and cash equivalents	13,226	(8,459)
Cash and cash equivalents, beginning of period	21,476	26,108

Cash and cash equivalents, end of period	$34,702	$17,649

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

2. Comprehensive Income (Loss)

Comprehensive income (loss) was as follows:

	(in thousands) Three months ended		(in thousands) Nine months ended
	January 31, 2004	January 31, 2003	January 31, 2004	January 31, 2003
	(unaudited)		(unaudited)
Net income (loss)	$2,021	$594	$5,527	$(7,617)
Other comprehensive income (loss):
Unrealized income (loss) on marketable securities, net of $0 tax	(67)	31	788	(1,543)

Other comprehensive income (loss):	(67)	31	788	(1,543)

Comprehensive income (loss)	$1,954	$625	$6,315	$(9,160)

3. Inventories

Inventories consist of the following:

	(in thousands)
	January 31, 2004	April 30, 2003
	(unaudited)
Raw materials and purchased parts	$18,094	$14,149
Work-in-process	14,224	12,618
Finished goods	479	2,582

	$32,797	$29,349

ADE CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS

4. Investments

On July 10, 2003, the Company received a $1.0 million dividend payment from Japan ADE, Ltd. (“JAL”). On July 24, 2003, the Company entered into an agreement to sell the majority of its 50% ownership in JAL to Kanematsu Electronics, Ltd., the other 50% owner of JAL. The Company received proceeds of $4.0 million and realized a gain of $1.7 million from this transaction. The Company retained a 9% ownership interest in JAL. Prior to the transaction, the Company accounted for its investment in JAL under the equity method. As a result of the decrease in both ownership and influence over the affairs of JAL, subsequent to July 24, 2003, the Company accounts for its remaining 9% interest under the cost method.

The $1.7 million gain on the transaction was calculated as follows:

ADE shares held prior to sale	1,500	50%
KEL shares held prior to sale	1,500	50%

Total ownership shares	3,000	100%

Shares sold by ADE	1,230	41%
Shares retained by ADE	270	9%

	(in thousands)
Book value of ADE investment at 4/30/03	$3,722
Less: Dividend—received 7/10/03	(1,000)
Add: Income from affiliate—April-June	48

Book value of ADE investment before sale	$2,770

Book value per share—before sale	$1.85
Book value of shares sold	$2,271
Proceeds from sale	$4,000

Gain on sale of 41% ownership	$1,729

Prior to July 24, 2003, when the Company was accounting for its investment in JAL under the equity method, the revenue from sales to JAL, which had not in turn been sold by JAL to unrelated third parties, was eliminated and the related profit on such sales was recorded as deferred income on sales to affiliate. As a result of the reduction of the Company’s 50% investment in JAL to 9% and the change in accounting method for the remaining investment to the cost method, the Company recognized approximately $6.4 million of system and parts revenue in its statement of operations for the quarter ended July 31, 2003 that otherwise may have been deferred revenue on the balance sheet as of July 31, 2003. Cost of revenue, system and parts in the statement of operations increased by $2.5 million during the quarter ended July 31, 2003 as a result of the sale of part of the Company’s JAL investment. Therefore, gross profit in the statement of operations increased by $3.9 million during the same period.

5. Assets Held for Sale

In February 2003, the Company’s Board of Directors approved a plan to sell the Company’s Newton, Massachusetts property, which housed the Company’s ATI subsidiary. The operations of ATI were relocated into the Company’s Westwood, Massachusetts facility during the fourth quarter of fiscal 2003. The Company has listed the property for sale and is actively looking for a buyer. In accordance with SFAS 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” the Company has classified the assets associated with the Newton property as “Available for Sale” and has ceased depreciation on the assets. As required by SFAS 144, in order to classify this property as “Available for Sale,” it must be probable that it will be sold within one year unless certain criteria are met. Since the Newton property was listed for sale, the real estate market for industrial properties in the Boston area has been sluggish. The Company has responded to these market conditions by decreasing the asking price of the property and has recorded charges of $200,000 to general and administrative expenses during the nine months ended January 31, 2004 to reduce the net carrying value of the assets to the fair value less the cost to sell the property. The fair value of the property was determined by the Company’s best estimate of the current market value of the property as a result of negotiations with potential buyers since the property was listed for sale. The Company believes that the property is being marketed at a price that is reasonable given the current market conditions. It is, however, possible that the Company could record further impairment of this property if market conditions in the real estate market were to deteriorate.

6. Intangible Assets

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

	(in thousands)
	January 31, 2004	April 30, 2003
	(unaudited)
License fees at cost	$1,400	$1,400
Accumulated amortization	(680)	(567)

Net carrying value	$720	$833

Amortization expense for the three months ended January 31, 2004 and 2003 was $38,000 and $113,000, respectively. Amortization expense for the nine months ended January 31, 2004 and 2003 was $113,000 and $338,000, respectively. Estimated amortization is $150,000 for the fiscal years ending April 30, 2004, 2005 and 2006 and $50,000 for the fiscal year ending April 30, 2007.

ADE CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS

7. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consist of the following:

	(in thousands)
	January 31, 2004	April 30, 2003
	(unaudited)
Accrued salaries, wages and vacation pay	$1,999	$1,716
Accrued commissions	1,139	1,146
Accrued warranty costs	1,181	1,041
Accrued restructuring	102	165
Deferred revenue	2,353	1,947
Other	4,173	2,764

	$10,947	$8,779

8. Stock-based Compensation

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

	(In thousands, except per share data)		(In thousands, except per share data)
	Three months ended January 31,		Nine months ended January 31,
	2004	2003	2004	2003
	(unaudited)		(unaudited)
Net income (loss), as reported	$2,021	$594	$5,527	$(7,617)
Add back: Stock-based compensation included in net income (loss), as reported	37	16	37	16
Deduct: Total stock-based employee compensation expense determined under fair value based method,net of related income taxes	(154)	(421)	(842)	(1,430)

Pro forma net income (loss)	$1,904	$189	$4,722	$(9,031)

Net earnings (loss) per share:
Basic—as reported	$0.15	$0.04	$0.40	$(0.56)
Basic—pro forma	$0.14	$0.01	$0.34	$(0.66)
Diluted—as reported	$0.14	$0.04	$0.39	$(0.56)
Diluted—pro forma	$0.13	$0.01	$0.34	$(0.66)

ADE CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS

9. Restructuring

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

Below is a table summarizing the quarterly activity related to the restructuring accrual for the nine months ended January 31, 2004:

	(in thousands)
	Severance	Office Closures	Total
Balance at April 30, 2003	$120	$45	$165
Restructuring accrual	393	—	393
Cash payments	(191)	—	(191)

Balance at July 31, 2003	322	45	367
Cash payments	(140)	(45)	(185)

Balance at October 31, 2003	182	—	182
Cash payments	(80)		(80)

Balance at January 31, 2004	$102	$—	$102

10. Sale-leaseback

On July 29, 2003, the Company entered into an agreement to sell and leaseback its headquarters site in Westwood, Massachusetts, which resulted in a deferred gain of $1.7 million. The Company used $3.8 million of the approximately $10.1 million in proceeds, less transaction costs, from the transaction to retire its 1996 Industrial Development Bond and terminated the related letter of credit. On July 31, 2003, the Company used approximately $3.0 million of the proceeds to retire its 1997 Industrial Development Bond, which resulted in $2.7 million of restricted cash becoming available for general corporate purposes. As part of this transaction, the Company entered into a lease agreement with a 15 year term and annual rent payments increasing from approximately $1.0 million at the beginning of the lease term to approximately $1.3 million by the end of the lease term. The lease has been classified as an operating lease and the gain of $1.7 million on the transaction has been deferred and is being amortized as a reduction of rent expense on a straight-line basis over the term of the lease. The total rent expense from the lease is being amortized on a straight-line basis. In addition, as required by the lease agreement, $0.6 million of cash has been restricted as a security deposit on the building.

11. Sale of Marketable Securities

On January 6, 2004, the Company sold 17,213 shares of its common stock investment in MKS Instruments Inc. The Company received proceeds of $515,000 from the sale. The Company’s cost basis in the shares sold was $117,000. Therefore, a gain of $398,000 was recognized in the Company’s statement of operations for the quarter ended January 31, 2004.

ADE CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS

12. Earnings (Loss) Per Share

Basic earnings (loss) per share is computed by dividing income (loss) available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share is computed using the weighted average number of common shares outstanding and gives effect to all dilutive potential common shares outstanding during the period. For the three months ended January 31, 2004 and 2003, respectively, 67,000 and 1,004,027 common shares issuable upon the exercise of stock options have been excluded from the computation of diluted earnings per share, as their effect would have been antidilutive. For the nine months ended January 31, 2004 and 2003, respectively, 595,327 and 1,081,716 common shares issuable upon the exercise of stock options have been excluded from the computation of diluted earnings per share, as their effect would have been antidilutive. For the nine months ended January 31, 2003, basic and diluted loss per share is the same due to the antidilutive effect of potential common shares outstanding.

The following is a reconciliation of the shares used in calculating basic and diluted earnings per share:

	(in thousands)		(in thousands)
	Three months ended January 31,		Nine months ended January 31,
	2004	2003	2004	2003
Shares used in computation:
Weighted average common stock outstanding used in computation of basic earnings (loss) per share	13,934	13,721	13,859	13,699
Dilutive effect of stock options outstanding	316	21	218	—

Shares used in computation of diluted earnings (loss) per share	14,250	13,742	14,077	13,699

13. Segment Reporting

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

ADE CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS

13. Segment Reporting (Continued)

	(in thousands)
	SSG	PST	ATI	Total
For the quarter ended January 31, 2004
Revenue from external customers	$16,589	$4,290	$2,250	$23,129
Intersegment revenue	—	—	176	176
Income (loss) from operations	1,155	771	(353)	1,573
Depreciation and amortization expense	504	136	25	665
Capital expenditures	389	73	—	462

For the quarter ended January 31, 2003
Revenue from external customers	$12,113	$5,060	$1,264	$18,437
Intersegment revenue	105	—	264	369
Income (loss) from operations	(557)	1,653	(453)	643
Depreciation and amortization expense	1,040	103	36	1,179
Capital expenditures	10	—	(52)	(42)

	(in thousands)
	SSG	PST	ATI	Total
For the nine months ended January 31, 2004
Revenue from external customers	$42,598	$13,056	$6,548	$62,202
Intersegment revenue	48	—	231	279
Income (loss) from operations	1,347	2,358	(516)	3,189
Depreciation and amortization expense	1,834	385	77	2,296
Long-lived asset impairment	200	—	—	200
Capital expenditures	345	102	—	447

For the nine months ended January 31, 2003
Revenue from external customers	$35,767	$10,032	$5,313	$51,112
Intersegment revenue	154	—	914	1,068
Loss from operations	(7,854)	1,196	(725)	(7,383)
Depreciation and amortization expense	3,110	304	136	3,550
Capital expenditures	377	91	(53)	415

ADE CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS

The following is a reconciliation for the above items where aggregate reportable segment amounts differ from amounts contained in the Company’s consolidated financial statements.

	Three months ended January 31,		Nine months ended January 31,
	2004	2003	2004	2003
Total external revenue for reportable segments	$23,129	$18,437	$62,202	$51,112
Net impact of revenue recognition on sales to affiliate	—	28	199	149

Total consolidated revenue	$23,129	$18,465	$62,401	$51,261

Total operating income (loss) for reportable segments	$1,573	$643	$3,189	$(7,383)
Net impact of intercompany gross profit eliminations and deferred profit on sales to affiliate	—	15	31	103

Total consolidated operating income (loss)	$1,573	$658	$3,220	$(7,280)

14. Commitments and Contingencies

Pending Litigation

On October 12, 2000, the Company filed a patent infringement lawsuit against KLA-Tencor Corporation (“KLA”), a competitor, in United States District Court in Delaware. In the suit, the Company seeks damages and a permanent injunction against further infringement of United States Patent Numbers 6,118,525 and 6,292,259, both entitled “Wafer Inspection System for Distinguishing Pits and Particles.” KLA has responded by filing counterclaims alleging that the Company has infringed four patents owned by KLA. KLA seeks damages for the alleged patent infringement and a permanent injunction against future infringement. In addition, KLA seeks a declaration that United States Patent Numbers 6,118,525 and 6,292,259, owned by the Company, are invalid and not infringed by KLA. On March 13, 2003, the District Court issued a ruling upholding KLA’s principal arguments with respect to ADE’s claims of infringement. On August 15, 2003, the District Court issued rulings upholding ADE’s principal arguments with respect to KLA’s claims of infringement for two of KLA’s asserted patents. On February 4, 2004, a jury in the United States District Court in Delaware returned a verdict in favor of ADE invalidating all the remaining claims asserted by KLA. A final judgment has now been issued by the District Court in ADE’s favor on all of KLA’s asserted claims. The Company will appeal some of the District Court’s rulings to the United States Court of Appeals for the Federal Circuit. Accordingly, at this time, the Company cannot predict the outcome or the amount of gain or loss, if any, from an appeal, if filed, by either party.

On October 18, 2002, a former employee of the Company filed a civil action against the Company in Massachusetts Superior Court, Suffolk County, alleging that the Company breached his employment contract with the Company and seeking damages of approximately $500,000. The Company has filed an answer to the former employee’s complaint denying his allegations, and believes that the former employee’s claim lacks merit. The Company has also filed counterclaims against the employee. On July 15, 2003, the former employee amended his complaint to add related allegations and to add Dr. Koliopoulos and Mr. James as individual defendants. The Company and the individual defendants plan to defend the civil action charges vigorously. Since the matters are at a preliminary stage, the Company is unable to predict the outcome or amount of the related expense, or loss, if any, associated with this litigation. However, the Company believes that certain related expenses or losses will be covered under the Company’s insurance policies.

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

ADE CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS

14. Commitments and Contingencies (Continued)

Guarantor agreements

The Company has an agreement with a vendor whereby it guarantees the expenses incurred by certain of the Company’s employees. The term of the agreement is from execution until cancellation and payment of any outstanding amounts. The Company would be required to pay any unsettled employee expenses upon notification from the vendor. The maximum potential amount of future payments the Company could be required to make under this agreement is not significant. As a result, the Company believes the estimated fair value of these agreements is minimal. Accordingly, no liabilities have been recorded for this guaranty as of January 31, 2004.

Pursuant to one of the provisions in the Company’s standard terms and conditions of sale, the Company agrees, subject to certain limitations and conditions, to defend any suit or proceeding brought against a customer based on a claim that the Company’s equipment, standing alone, infringes a United States patent or copyright or misappropriates a trade secret protected under United States law. Actions arising under such provision may only be brought by customers within two years after the cause of action arises. The maximum potential amount of payments the Company may be required to make under such provision is limited to the total purchase price of the Company’s equipment sold under the particular contract. The Company has never incurred costs to defend lawsuits or settle claims related to these customer contract provisions. As a result, the Company believes the estimated fair value of these provisions is minimal. Accordingly, the Company has no liabilities recorded for these provisions as of January 31, 2004.

The Company warrants that its products will perform in all material respects in accordance with its standard published specifications. The term of the Company’s standard warranty is 12 months. The Company accrues 2% or 3% of product revenues, based on history, to provide for estimated warranty costs, depending on which business unit made the sale. The following is a reconciliation of the quarterly activity in the Company’s warranty liability for the nine months ended January 31, 2004.

(in thousands)
Balance at April 30, 2003	$1,041
Accruals for warranties issued	101
Warranty settlements made	(85)

Balance at July 31, 2003	1,057
Accruals for warranties issued	273
Warranty settlements made	(251)

Balance at October 31, 2003	1,079
Accruals for warranties issued	226
Warranty settlements made	(124)

Balance at January 31, 2004	$1,181

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations:

Introduction

ADE Corporation (the “Company”) designs, manufactures, markets and services highly precise, automated measurement, defect detection and handling equipment with current applications in the production of semiconductor wafers, semiconductor devices and magnetic computer disks. The Company operates three major business segments, the Semiconductor Systems Group (“SSG”), ADE Phase Shift (“PST”) and ADE Technologies (“ATI”). SSG manufactures multifunctional semiconductor metrology and automation systems and optical wafer defect inspection equipment used to detect particles and other defects on silicon wafer surfaces primarily for the semiconductor wafer and device manufacturing industries. PST manufactures high-performance, non-contact surface metrology equipment using advanced interferometric technology that provides enhanced yield management to the data storage, semiconductor and optics industries. ATI manufactures high precision magnetic characterization and non-contact dimensional metrology gaging systems primarily for the data storage industry.

Historically, the semiconductor wafer and device industries and the magnetic data storage industry have been highly cyclical and have experienced both rapid periods of growth and rapid downturns that can be abrupt and result in significant changes in revenue and profits. During an industry wide downturn, the demand for capital equipment significantly decreases as the Company’s customers reduce production of semiconductor wafers and devices. Beginning in the second quarter of fiscal year 2002, the Company had experienced decreased demand for its products in its SSG and ATI business segments as a result of the downturn in the semiconductor wafer and device manufacturing industries as well as the magnetic data storage industry. Consequently, the Company experienced reduced order levels and revenues. In response to the industry downturn, the Company underwent cost reduction measures, including headcount reductions and facility consolidation, while maintaining its investment in research and development to position the Company for the next wave of capital spending in the semiconductor wafer and device manufacturing industries as well as the magnetic data storage industry. Recently, the Company has seen signs of increased capital spending in the semiconductor wafer and device manufacturing and magnetic data storage industries and has experienced increased order levels, revenue and profits. Industry sources suggest that the current round of capacity expansion and technology purchases may continue for the next several quarters. However, the Company remains cautious because industry predictions are not always reliable and it is not always clear what the effects of that expansion will be on the results of the Company’s operations. Consequently, no assurances can be made that this trend of increased order levels, revenue and profit will continue.

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

Forward-Looking Statements

This quarterly report on Form 10-Q contains statements, which constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 and Federal securities laws. Statements that make reference to the Company’s expectations, predictions and anticipations are subject to known and unknown risks and uncertainties that could cause actual results to differ materially from those expressed by such statements and should be considered forward-looking statements. These statements include, but are not limited to, risks and uncertainties associated with the strength of the semiconductor and magnetic data storage markets, wafer pricing and wafer demand, the results of product development efforts, the success of the Company’s product offerings in meeting customer needs within the timeframes required by customers in these markets, further increases in backlog, the Company’s visibility, developments in the Company’s ongoing litigation with KLA-Tencor Corporation and its predictions of future financial outcomes. Further information on potential factors that could affect the Company’s business is described in “Other Risk Factors and Trends” appearing at the end of this Management’s Discussion and Analysis of Financial Condition and Results of Operations and in the Company’s reports on file with the Securities and Exchange Commission, including its Form 10-K for the fiscal year ended April 30, 2003.

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

Below is a table summarizing the quarterly activity related to the restructuring accrual for the nine months ended January 31, 2004:

	(in thousands)
	Severance	Office Closures	Total
Balance at April 30, 2003	$120	$45	$165
Restructuring accrual	393	—	393
Cash payments	(191)	—	(191)

Balance at July 31, 2003	322	45	367
Cash payments	(140)	(45)	(185)

Balance at October 31, 2003	182	—	182
Cash payments	(80)	—	(80)

Balance at January 31, 2004	$102	$—	$102

Sale of Long-term Investment

On July 24, 2003, the Company entered into an agreement to sell the majority of its 50% ownership in Japan ADE, Ltd. (“JAL”) to Kanematsu Electronics, Ltd. (“KEL”), the other 50% owner of JAL. The Company received proceeds of $4.0 million and realized a gain of $1.7 million from this transaction. The Company retained a 9% ownership interest in JAL. Prior to the transaction, the Company accounted for its investment in JAL under the equity method. As a result of the decrease in both ownership and influence over the affairs of JAL, the Company will account for its remaining 9% interest under the cost method.

The $1.7 million gain on the transaction was calculated as follows:

ADE shares held prior to sale	1,500	50%
KEL shares held prior to sale	1,500	50%
Total ownership shares	3,000	100%

Shares sold by ADE	1,230	41%

Shares retained by ADE	270	9%

	(in thousands)
Book value of ADE investment at 4/30/03	$3,722
Less: Dividend—received 7/10/03	(1,000)
Add: Income from affiliate—April-June	48

Book value of ADE investment before sale	$2,770

Book value per share—before sale	$1.85
Book value of shares sold	$2,271
Proceeds from sale	$4,000

Gain on sale of 41% ownership	$1,729

Prior to July 24, 2003, when the Company was accounting for its investment in JAL under the equity method, the revenue from sales to JAL, which had not in turn been sold by JAL to unrelated third parties, was eliminated and the related profit on such sales was recorded as deferred income on sales to affiliate. As a result of the reduction of the Company’s 50% investment in JAL to 9% and the change in accounting method for the remaining investment to the cost method, the Company recognized approximately $6.4 million of system and parts revenue in its statement of operations that otherwise may have been deferred revenue on the balance sheet as of July 31, 2003. Cost of revenue, systems and parts in the statement of operations increased by $2.5 million during the quarter ended July 31, 2003 as a result of the sale of part of the Company’s JAL investment. Therefore, gross profit in the statement of operations increased by $3.9 million during the same period.

Sale-leaseback

On July 29, 2003, the Company entered into an agreement to sell and leaseback its headquarters site in Westwood, Massachusetts, which resulted in a deferred gain of $1.7 million. The Company used $3.8 million of the approximately $10.1 million in proceeds, less transaction costs, from the transaction to retire its 1996 Industrial Development Bond and terminated the related letter of credit. On July 31, 2003, the Company used approximately $3.0 million of the proceeds to retire its 1997 Industrial Development Bond, which resulted in $2.7 million of restricted cash becoming available for general corporate purposes. As part of this transaction, the Company entered into a lease agreement with a 15 year term and annual rent payments increasing from approximately $1.0 million at the beginning of the lease term to approximately $1.3 million by the end of the lease term. The lease has been classified as an operating lease and the gain of $1.7 million on the transaction has been deferred and is being amortized as a reduction of rent expense on a straight-line basis over the term of the lease. The total rent expense from the lease is being amortized on a straight-line basis. In addition, as required by the lease agreement, $0.6 million of cash has been restricted as a security deposit on the building.

Sale of Marketable Securities

On January 6, 2004, the Company sold 17,213 shares of its common stock investment in MKS Instruments Inc. The Company received proceeds of $515,000 from the sale. The Company’s cost basis in the shares sold was $117,000. Therefore, a gain of $398,000 was recognized in the Company’s statement of operations for the quarter ended January 31, 2004.

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

Revenue Recognition and Allowance for Doubtful Accounts

The Company’s revenue recognition policy complies with SEC Staff Accounting Bulletin No. 104 (“SAB 104”), “Revenue Recognition in Financial Statements.” The Company recognizes revenue when persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the price is fixed or determinable and collectibility is reasonably assured. The Company’s standard customer arrangement includes a signed purchase order, in which it offers payment terms of 30 to 90 days, no right of return of delivered products and a twelve month warranty. The Company assesses whether the fee associated with its revenue transactions is fixed or determinable based on the payment terms associated with the transaction. If a significant portion of the fee is due after the Company’s normal payment terms, 30 to 90 days, it determines that the fee is not fixed or determinable. In these cases, the Company recognizes revenue as the fees become due. The Company assesses collectibility based on the credit worthiness of the customer and past transaction history. The Company performs on-going credit evaluations of its customers and does not require collateral from its customers. For many of the Company’s international customers, it requires that an irrevocable letter of credit be issued by the customer before the purchase order is accepted. If the Company determines that collection of a fee is not reasonably assured, it defers the fee and recognizes the revenue at the time that collection becomes reasonably assured, which is generally upon the receipt of cash.

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

Valuation of Goodwill and Software

Intangible assets consist of $1.3 million of goodwill obtained through the acquisition of the Semiconductor Solutions Division of LPA Software, Inc. (“SSD”) in September 1997 as well as $0.7 million of capitalized license fees for software included in the Company’s products. In July 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 142 (“SFAS 142”), “Goodwill and Other Intangible Assets,” which was effective for the Company on May 1, 2002. SFAS 142 requires, among other things, the discontinuance of goodwill amortization and includes provisions for the reclassification of certain existing recognized intangibles as goodwill, reassessment of the useful lives of existing recognized intangibles, and reclassification of certain intangibles out of previously reported goodwill. In accordance with this statement, the Company discontinued the amortization of its net goodwill of $1.3 million on May 1, 2002. In addition, the Company was required to perform a transitional impairment test for goodwill under SFAS 142. The impairment test under SFAS 142 uses a two-step process. The first step compares the fair value of the reporting unit with the unit’s carrying value, including goodwill. If the carrying value of the reporting unit is greater than fair value, the unit’s goodwill may be impaired, and the second step must be completed to measure the amount of the goodwill impairment charge, if any. In the second step, the implied fair value of the reporting unit’s goodwill is compared with the carrying amount of the unit’s goodwill. If the carrying amount is greater than the implied fair value, the carrying value of the goodwill must be written down to its implied fair value.

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

Net capitalized license fees of $0.7 million for software included in the Company’s products are amortized at the greater of 1) the ratio that current gross revenue for the related products bears to the total current and anticipated future gross revenue for those products or 2) on a straight-line basis over its estimated useful life. At each quarter-end, the carrying value of the software is compared to net realizable value (“NRV”). NRV is the estimated future gross revenues from products that incorporate the software reduced by the estimated future costs of disposal. If NRV is less than the carrying value, the excess is written-off and NRV becomes the new carrying value of the software.

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

Results of Operations

Three Months Ended January 31, 2004 compared to Three Months Ended January 31, 2003

Systems and parts revenue. Systems and parts revenue increased 28% to $20.9 million in the third quarter of fiscal 2004 from $16.4 million in the third quarter of fiscal 2003. Systems and parts revenue in the SSG segment increased 41% to $14.6 million in the third quarter of fiscal 2004 compared to $10.4 million in the year earlier period. The increase in revenues from the Company’s products in the SSG segment was due to increased demand for the Company’s products, particularly in Japan and Asia, as semiconductor wafer manufacturers have increased capacity in their production of both 200mm and 300mm wafers. System and parts revenue in the PST segment decreased 18% to $4.2 million in the third quarter of fiscal 2004 compared to $5.1 million in the year earlier period. The decrease in revenue from the PST segment was due primarily to the timing of shipments. Given the high dollar value of individual shipments, shipping one less or one more system in a quarter can have a significant impact on the reported revenues for one of the Company’s business segments, particularly the PST segment.

The data storage industry has experienced extreme pricing pressure, consolidation and excess supply in many data storage market segments, which has resulted in reduced production and capital equipment purchases. More recently, the data storage industry has shown increased interest in the Company’s magnetic data storage industry products. Consequently, system and parts revenue from the products that are marketed to the data storage industry by the Company’s ATI segment increased 78% to $2.3 million in the third quarter of fiscal 2004 compared to $1.3 million in the year earlier period.

For the fourth quarter of fiscal 2004, the Company expects consolidated revenue, which consists primarily of revenue from the semiconductor industry, to increase by a range of 8-12% from third quarter revenue. In addition, the Company expects further increases in revenue into the beginning of fiscal year 2005. However, the Company can make no assurances that the expected increase in revenue will occur or, if it does, that it can be sustained for the remainder of fiscal year 2005.

The Company’s total revenue by industry is distributed as follows:

	Three months ended January 31,
	2004	2003
Wafer	80%	78%
Device / OEM	10%	15%
Magnetic Data Storage	10%	7%

Total	100%	100%

The Company’s total revenue by region is distributed as follows:

	Three months ended January 31,
	2004	2003
United States	12%	19%
Japan	40%	35%
Asia	31%	26%
Europe	17%	20%

Total	100%	100%

Service revenue. Service revenue increased 7% to $2.2 million in the third quarter of fiscal 2004 compared to $2.1 million in the third quarter of fiscal 2003. The Company’s service revenue consists of fees for installation, training, product maintenance and technical support services. The majority of the Company’s service revenue is derived from the SSG segment. The increase is primarily due to service calls to customers bringing equipment back on-line to increase capacity.

Gross profit—systems and parts. Gross profit on systems and parts increased to 57% in the third quarter of fiscal 2004 from 56% in the third quarter of fiscal 2003. The increase in gross profit was primarily due to factory overhead cost reductions undertaken over the past fiscal year in the SSG and ATI segments and a favorable change in sales mix.

Gross profit—service. Gross profit from service decreased to (8%) in the third quarter of fiscal 2004 compared to (6%) in the third quarter of fiscal 2003. The decreased gross profit was the result of increased payroll expenses in the Company’s service organization compared to the third quarter of fiscal 2003.

Research and development. Research and development expense increased $0.1 million, or 1%, to $3.7 million in the third quarter of fiscal 2004 from $3.6 million in the third quarter of fiscal 2003 and decreased as a percentage of revenue to 16% compared to 20% in the third quarter of fiscal 2003. Research and development expense was essentially flat in the third quarter of fiscal 2004 compared to the third quarter of fiscal 2003 and reflects decreased payroll expense which was offset by an increase in spending on project material. The Company continues to invest in its semiconductor wafer and device industry products as well as new products for the magnetic storage industry, including those that measure the magnetic properties of materials used in manufacturing disk drives. The decrease in expense as a percentage of revenues reflects the increased revenue mentioned above. The Company expects research and development expense over the short term to be at or near current levels as a percentage of revenues.

Marketing and sales. Marketing and sales expense increased $0.4 million, or 16%, to $3.0 million in the third quarter of fiscal 2004 from $2.6 million in the third quarter of 2003 and decreased as a percentage of revenue to 13% in the third quarter of fiscal 2004 compared to 14% in the third quarter of fiscal 2003. The increased expense resulted primarily from an increase in external commissions expense on sales made through external sales representatives. The mix of sales channels through which the Company’s products are sold may have a significant impact on the Company’s marketing and sales expense and the results in any period may not be indicative of marketing and sales expense for future periods.

General and administrative. General and administrative expense increased $1.3 million, or 64%, to $3.4 million in the third quarter of fiscal 2004 from $2.1 million in the third quarter of fiscal 2003 and increased as a percentage of revenue to 15% from 11% in the third quarter of 2003. Expense increased primarily as a result of an increase in legal expenses associated with the patent infringement lawsuit with KLA-Tencor Corporation, which went to trial at the end of January 2004. Also contributing to the increase in general and administrative expense was an increase in payroll related expenses of $0.3 million in the third quarter of fiscal 2004 compared with the third quarter of fiscal 2003. The Company expects general and administrative expense to decrease in the near term due to the completion of its patent litigation trial with KLA-Tencor Corporation in early February.

Interest and other income (expense), net. Net interest and other income (expense) was $61,000 in the third quarter of fiscal 2004 compared to net interest and other income (expense) of ($160,000) in the third quarter of fiscal 2003. The net increase in interest and other income (expense) was primarily due to the Company’s retirement of its 1996 and 1997 Industrial Development Bonds in the first quarter of fiscal 2004, which resulted in a decrease of interest expense of $120,000 in the third quarter of fiscal 2004 compared to the third quarter of fiscal 2003.

Income taxes. There was a provision for income taxes of $11,000 in the third quarter of fiscal 2004 compared to a provision for income taxes of $36,000 in the third quarter of fiscal 2003. The provision for income taxes consists of state, foreign and alternative minimum income taxes.

Equity in net earnings of affiliated companies. Equity in net earnings (loss) of affiliated companies was $0 in the third quarter of fiscal 2004 compared to $132,000 in the third quarter of fiscal 2003. As of July 24, 2003, as a result of the reduction of the Company’s 50% investment in JAL to 9%, and the change in accounting method from the equity method to the cost method, the Company no longer records JAL’s earnings (loss) in its statement of operations.

Nine Months Ended January 31, 2004 compared to Nine Months Ended January 31, 2003

Systems and parts revenue. Systems and parts revenue increased 23% to $55.6 million in the nine months ended January 31, 2004 from $45.2 million in the year earlier period. Systems and parts revenue in the SSG segment increased 20% to $36.5 million in the nine months ended January 31, 2004 compared to $30.5 million in the year earlier period. The increase in revenues from the Company’s products in the SSG segment was due to increased demand for the Company’s products, particularly in Japan and Asia, as semiconductor wafer manufacturers have increased capacity in their production of both 200mm and 300mm wafers. System and parts revenue in the PST segment increased 26% to $12.7 million in the nine months ended January 31, 2004 compared to $10.0 million in the year earlier period. The increase in revenue from the PST segment was due primarily to industry acceptance and demand for its semiconductor industry products.

The data storage industry has experienced extreme pricing pressure, consolidation and excess supply in many data storage market segments, which has resulted in reduced production and capital equipment purchases. More recently, the data storage industry has shown increased interest in the Company’s magnetic data storage industry products. Consequently, system and parts revenue from the products that are marketed to the data storage industry by the Company’s ATI segment increased 15% to $6.5 million in the nine months ended January 31, 2004 from $5.6 million in the year earlier period.

As a result of the Company’s sale of the majority of its 50% ownership in JAL on July 24, 2003, the Company recorded revenue (systems and parts revenue) in its statement of operations during the first quarter ended July 31, 2003 of approximately $6.4 million that may otherwise have been deferred revenue on the balance sheet as of July 31, 2003. Cost of revenue, systems and parts in the statement of operations increased by $2.5 million as a result of the JAL sale. Therefore, gross profit in the statement of operations increased by $3.9 million due to the margin from systems and parts sales recognized as a result of the sale of part of the Company’s JAL investment. Prior to the transaction, the Company accounted for its investment in JAL under the equity method. As a result of the decrease in both ownership and influence over the affairs of JAL, the Company will account for its remaining 9% interest under the cost method. Because JAL was an equity method investee prior to the sale on July 24, 2003, revenue from sales to JAL, which had not in turn been sold by JAL to unrelated third parties, was eliminated and the related profit on such sales was recorded to deferred income on sales to affiliate. The change from the equity method to the cost method of accounting for the JAL investment resulted in the recognition of all deferred revenue and profit from sales to JAL as of the date of the sale of the majority of ADE’s interest in JAL.

The Company’s total revenues by industry are distributed as follows:

	Nine months ended January 31,
	2004	2003
Wafer	81%	74%
Device / OEM	8%	11%
Magnetic Data Storage	11%	15%

Total	100%	100%

The Company’s total revenues by region are distributed as follows:

	Nine months ended January 31,
	2004	2003
United States	13%	19%
Japan	53%	30%
Asia	22%	31%
Europe	12%	20%

Total	100%	100%

Service revenue. Service revenue increased 13% to $6.8 million in the nine months ended January 31, 2004 compared to $6.1 million in the year earlier period. The Company’s service revenue consists of fees for installation, training, product maintenance and technical support services. The majority of the Company’s service revenue is derived from the SSG segment. The increase is primarily due to service calls to customers bringing equipment back on-line to increase capacity.

Gross profit—systems and parts. Gross profit on systems and parts increased to 55% in the nine months ended January 31, 2004 from 52% in the year earlier period. The increase in gross profit was primarily due to overhead cost reductions undertaken over the past fiscal year in the SSG segment.

Gross profit—service. Gross profit from service improved to (8%) in the nine months ended January 31, 2004 compared to (12%) in the year earlier period. The improved gross profit was the result of overhead cost reductions undertaken over the past fiscal year, primarily in the SSG segment, as well as increased revenues during the nine months ended January 31, 2004.

Research and development. Research and development expense decreased $1.7 million, or 14%, to $11.1 million in the nine months ended January 31, 2004 from $12.8 million in the year earlier period and decreased as a percentage of revenue to 18% compared to 25% in the year earlier period. The decrease in expense resulted primarily from a decrease in payroll, consulting and project material expenses in all segments, which was the result of the overall cost reduction measures taken by the Company as a result of the most recent downturn in the semiconductor wafer and device manufacturing industries. The Company continues to invest in its semiconductor wafer and device industry products as well as new products for the magnetic storage industry, including those that measure the magnetic properties of materials used in manufacturing disk drives. The decrease in expense as a percentage of revenues reflects both the cost reductions and increased revenues mentioned above. The Company expects research and development expense over the short term to be at or near current levels as a percentage of revenues.

Marketing and sales. Marketing and sales expense decreased $0.9 million, or 11%, to $7.4 million in the nine months ended January 31, 2004 from $8.3 million in the year earlier period and decreased as a percentage of revenue to 12% in the nine months ended January 31, 2004 compared to 16% in the year earlier period. The decreased expense resulted primarily from a $0.3 million decrease in payroll expense and a $0.2 million decrease in travel expense in all segments of the Company. Also contributing to the decrease in expense was a decrease in commissions expense of $0.4 million on sales made through internal and external sales representatives. The mix of sales channels through which the Company’s products are sold may have a significant impact on the Company’s marketing and sales expense and the results in any period may not be indicative of marketing and sales expense for future periods.

General and administrative. General and administrative expense increased $0.7 million, or 10%, to $8.1 million in the nine months ended January 31, 2004 from $7.4 million in the year earlier period but decreased as a percentage of revenue to 13% from 14% in the year earlier period. Expense increased primarily as a result of an increase in legal expenses associated with the patent infringement lawsuit with KLA-Tencor Corporation, which went to trial at the end of January 2004. Also contributing to the increase in general and administrative expense was an increase in payroll related expenses of $0.3 million in the nine months ended January 31, 2004 compared with the year earlier period. The Company expects general and administrative expense to decrease in the near term due to the completion of its patent litigation trial with KLA-Tencor Corporation in early February.

Interest and other income (expense), net. Net interest and other income (expense) was ($42,000) in the nine months ended January 31, 2004 compared to net interest and other income (expense) of ($368,000) in the year earlier period. The decrease in interest and other expense was primarily due to the Company’s retirement of its 1996 and 1997 Industrial Development Bonds in the first quarter of fiscal 2004, which resulted in a decrease of interest expense of $223,000 in the nine months ended January 31, 2004 compared to the year earlier period.

Income taxes. There was a benefit from income taxes of $174,000 in the nine months ended January 31, 2004 compared to a provision for income taxes of $71,000 in the year earlier period. The benefit from income taxes in the nine months ended January 31, 2004 was due to a federal income tax refund of $367,000 for the years 1996 through 2000, which was partially offset by state, foreign and alternative minimum income taxes. The provision for income taxes in the nine months ended January 31, 2003 was the result of state and foreign income taxes.

Equity in net earnings of affiliated companies. Equity in net earnings (loss) of affiliated companies was $48,000 in the nine months ended January 31, 2004 compared to $102,000 in the year earlier period. The decrease in earnings for the nine months ended January 31, 2004 reflects the timing of shipments and the recognition of revenue by the Company’s affiliate, JAL. As of July 24, 2003, as a result of the reduction of the Company’s 50% investment in JAL to 9%, and the change in accounting method from the equity method to the cost method, the Company no longer records JAL’s earnings (loss) in its statement of operations.

Liquidity and Capital Resources

At January 31, 2004, the Company had $34.7 million in cash and cash equivalents and $68.9 million in working capital. In addition, the Company had $0.6 million in restricted cash used as a security deposit for the Company’s lease of its Westwood, Massachusetts headquarters.

Cash provided by operating activities for the nine months ended January 31, 2004 was $2.0 million. This amount resulted from net income of $5.5 million adjusted for non-cash charges of $1.3 million and a $4.8 million net change in working capital accounts. Non-cash items consisted primarily of $2.3 million of depreciation and amortization, a $0.2 million long-lived asset impairment charge and $1.0 million of equity in the net earnings of affiliated companies, net of dividends received, offset by a gain of $1.7 million on the sale of 41% of JAL and a gain of $0.4 million from the sale of marketable securities. Working capital items consisted primarily of increases in accounts receivable of $5.3 million, inventories of $3.4 million, accounts payable of $3.9 million and accrued expenses and other current liabilities of $2.2 million and decreases in prepaid expenses and other current assets of $0.1 million and deferred income on sales to affiliates of $2.3 million. The increase in accounts receivable was due to increased shipments during fiscal 2004, particularly in the last month of the quarter ended January 31, 2004. The increase in inventory was due to increased production in response to the increase in customer orders. The increase in accounts payable was primarily due to increased purchases of inventory. The increase in accrued expenses and other current liabilities was primarily due to an increase in other accrued expenses and deferred revenue. The decrease in deferred income on sales to affiliate is due to the decrease in the Company’s investment in JAL and the associated recognition of previously deferred revenue and profit on sales to JAL.

Cash provided by investing activities for the nine months ended January 31, 2004 was $16.3 million, and consisted primarily of a $2.5 million decrease in restricted cash, net proceeds of $9.8 million from the sale of the Company’s headquarters building, $4.0 million in proceeds from the sale of the majority of the Company’s investment in JAL and $0.5 million from the sale of marketable securities. The decrease in restricted cash of $2.5 million was due to the retirement of the Company’s 1997 Industrial Development Bond (“IDB”), which resulted in $2.7 million of previously restricted cash being allowed for use for general corporate purposes and the release of $0.4 million in restricted cash as a result of achieving certain profitability measures as stipulated in the covenants for the Company’s 1999 Industrial Development Bond. These decreases in restricted cash were offset by $0.6 million of restricted cash as a security deposit for the lease on the Company’s headquarters building.

Cash used in financing activities for the nine months ended January 31, 2004 was $5.1 million, which consisted of $6.9 million in repayments of long-term debt, which were offset by $1.9 million of aggregate proceeds from the issuance of common stock from the exercise of stock options and stock purchased through the Company’s employee stock purchase plan. The repayments of debt primarily consisted of the retirement of the Company’s 1996 and 1997 Industrial Development Bonds.

The Company’s Newton, Massachusetts facility is currently listed for sale. On July 31, 2003, the Company retired the 1997 IDB, which was used to finance the acquisition of this property.

Under Generally Accepted Accounting Principles (“GAAP”) in the United States of America, certain obligations and commitments are not required to be included in the consolidated balance sheet. These obligations and commitments, while entered into in the normal course of business, may have a material impact on liquidity. The Company does not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As such, the Company is not exposed to any financing, liquidity, market or credit risk that could arise if the Company had engaged in such relationships. The following table discloses the Company’s contractual payment obligations as of January 31, 2004. The operating lease and consulting agreement obligations are not included in the unaudited condensed consolidated financial statements included in “Item 1. Financial Information.” The principal portion of the long term debt is included in the unaudited condensed consolidated financial statements. The long-term debt payments in the table below include both principal and interest.

Payments due by period

(in thousands)

	Less than 1 year	1-3 years	Greater than 3 years	Total
Long term debt	$372	$744	$3,661	$4,777
Operating leases	1,484	2,665	14,025	18,174
Consulting agreement	214	143	—	357

	$2,070	$3,552	$17,686	$23,308

The Company also enters into purchase order commitments in the normal course of business, for which the liability is not included in the financial statements in accordance with GAAP. Historically, the total of all noncancelable purchase order commitments has not been material to the Company’s financial statements.

The Company expects to meet its near-term working capital needs and capital expenditures primarily through available cash and cash equivalents, which will primarily be generated from sales to both existing and new customers. However, the Company can provide no assurance that it will be able to maintain its current customer base or acquire new customers.

Other Risk Factors and Trends

Capital expenditures by semiconductor wafer and device manufacturers historically have been cyclical as they in turn depend upon the current and anticipated demand for integrated circuits. While the semiconductor industry is beginning to emerge from the recent severe down cycle, it is not clear what the duration or extent of this recovery will be to semiconductor wafer manufacturers, who have historically accounted for approximately 70%—80% of the Company’s revenue. The data storage industry has been in a period of oversupply and excess manufacturing capacity for an extended period of time and this has also had an adverse impact on the Company. The data storage industry is also showing signs of recovery, but the outlook for sustained long term growth in this industry is also uncertain. At January 31, 2004, the Company’s backlog was $36.6 million. The Company remains uncertain about how long revenue growth can be sustained. The Company continues to evaluate its cost structure relative to expected revenue and will continue to implement aggressive cost containment measures where necessary. However, the Company cannot provide assurance that it will be able to implement cost containment measures in a timely or cost effective manner.

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

Item 3.	Quantitative and Qualitative Disclosures About Market Risk:

At January 31, 2004, the Company’s exposure to market risk relates primarily to changes in interest rates on its investment portfolio. The Company’s cash equivalents consist primarily of fixed income securities. The Company invests only with high credit quality issuers and does not use derivative financial instruments in its investment portfolio. The Company does not believe that a sharp increase or decrease in interest rates would have a material adverse impact on the fair value of its investment portfolio. The Company’s long-term borrowings are at fixed interest rates.

In addition, a portion of the Company’s business is conducted outside the United States through its foreign subsidiaries and an affiliate. The Company generally transacts business in international markets in United States currency, but pays its employees in local currencies. Accordingly, the Company is subject to exposure from adverse movements in foreign currency exchange rates. Historically, the Company’s exposure to adverse foreign currency fluctuations has been immaterial.

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

The Company maintains a system of internal accounting controls that are designed to provide reasonable assurance that the Company’s transactions are properly recorded, that the Company’s assets are safeguarded against unauthorized or improper use and that the Company’s transactions are properly recorded and reported. As part of the evaluation of the Company’s disclosure controls and procedures, the Company evaluated its internal control over financial reporting. There have been no changes to the Company’s internal control over financial reporting during the third fiscal quarter of 2004 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II.

OTHER INFORMATION

Item 1.	Legal Proceedings:

On October 12, 2000, the Company filed a patent infringement lawsuit against KLA-Tencor Corporation (“KLA”), a competitor, in United States District Court in Delaware. In the suit, the Company seeks damages and a permanent injunction against further infringement of United States Patent Numbers 6,118,525 and 6,292,259, both entitled “Wafer Inspection System for Distinguishing Pits and Particles.” KLA has responded by filing counterclaims alleging that the Company has infringed four patents owned by KLA. KLA seeks damages for the alleged patent infringement and a permanent injunction against future infringement. In addition, KLA seeks a declaration that United States Patent Numbers 6,118,525 and 6,292,259, owned by the Company, are invalid and not infringed by KLA. On March 13, 2003, the District Court issued a ruling upholding KLA’s principal arguments with respect to ADE’s claims of infringement. On August 15, 2003, the District Court issued rulings upholding ADE’s principal arguments with respect to KLA’s claims of infringement for two of KLA’s asserted patents. On February 4, 2004, a jury in the United States District Court in Delaware returned a verdict in favor of ADE invalidating all the remaining claims asserted by KLA. A final judgment has now been issued by the District Court in ADE’s favor on all of KLA’s asserted claims. The Company will appeal some of the District Court’s rulings to the United States Court of Appeals for the Federal Circuit. Accordingly, at this time, the Company cannot predict the outcome or the amount of gain or loss, if any, from an appeal, if filed, by either party.

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

ADE CORPORATION

Date: March 16, 2004	/s/ Chris L. Koliopoulos

Chris L. Koliopoulos, Ph.D. President and Chief Executive Officer

Date: March 16, 2004	/s/ Brian C. James

Brian C. James Executive Vice President and Chief Financial Officer