Form 10-Q
period 2004-07-31
ADE CORP
filed 2004-09-09
CIK 884498

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended: July 31, 2004

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).    YES  ☒    NO  ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock, par value $.01 per share	14,032,578 shares
Class	Outstanding at September 7, 2004

ADE CORPORATION

PART I.

FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements:

ADE CORPORATION

CONSOLIDATED BALANCE SHEET

(in thousands)

	July 31, 2004	April 30, 2004
Assets
Current assets:
Cash and cash equivalents	$46,229	$41,560
Marketable securities	831	1,084
Accounts receivable, net	14,972	13,604
Inventories	33,245	32,745
Prepaid expenses and other current assets	1,365	1,068

Total current assets	96,642	90,061

Fixed assets, net	10,391	10,829
Investments	499	499
Assets held for sale	4,323	4,323
Intangible assets, net	645	683
Goodwill	1,318	1,318
Restricted cash	639	637
Other assets	122	125

Total assets	$114,579	$108,475

Liabilities and stockholders’ equity
Current liabilities:
Current portion of long-term debt	$170	$168
Accounts payable	6,422	6,364
Accrued expenses and other current liabilities	11,475	10,557

Total current liabilities	18,067	17,089

Deferred gain on sale-leaseback	1,581	1,609
Long-term debt, net of current portion	3,565	3,608

Total liabilities	23,213	22,306

Stockholders’ equity:
Common stock	141	141
Capital in excess of par value	106,791	106,399
Accumulated deficit	(16,013)	(21,071)
Accumulated other comprehensive income	447	700

Total stockholders’ equity	91,366	86,169

Total liabilities and stockholders’ equity	$114,579	$108,475

The accompanying notes are an integral part of these unaudited consolidated financial statements.

ADE CORPORATION

CONSOLIDATED STATEMENT OF OPERATIONS

(in thousands, except per share data, unaudited)

	Three months ended July 31,
	2004	2003
Net Revenue:
Systems and parts	$25,328	$16,866
Service	2,985	2,200

Total revenue	28,313	19,066

Cost of revenue:
Systems and parts	11,216	8,109
Service	2,176	2,423

Total cost of revenue	13,392	10,532

Gross profit	14,921	8,534

Operating expenses:
Research and development	3,626	3,697
Marketing and sales	3,469	2,005
General and administrative	2,663	2,165
Restructuring charges	—	393

Total operating expenses	9,758	8,260

Income from operations	5,163	274

Gain on sale of long-term investment	—	1,729
Interest income	62	42
Interest expense	(52)	(253)
Other income (expense), net	33	49

Income before provision for income taxes and equity in net earnings of affiliated companies	5,206	1,841
Provision for income taxes	148	88

Income before equity in net earnings of affiliated companies	5,058	1,753
Equity in net earnings of affiliated companies	—	48

Net income	$5,058	$1,801

Basic earnings per share	$0.36	$0.13
Diluted earnings per share	$0.35	$0.13

Weighted average shares outstanding - basic	14,007	13,768
Weighted average shares outstanding - diluted	14,285	13,827

The accompanying notes are an integral part of these unaudited consolidated financial statements.

ADE CORPORATION

CONSOLIDATED STATEMENT OF CASH FLOWS

(in thousands, unaudited)

	Three months ended July 31,
	2004	2003
Cash flows from operating activities:
Net income	$5,058	$1,801
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	597	896
Long-lived asset impairment	—	200
Equity in net earnings of affiliate, net of dividends received	—	952
Gain on sale of long-term investment	—	(1,729)
Non-cash compensation	10	—
Amortization of gain from sale-leaseback	(28)	—
Changes in assets and liabilities:
Accounts receivable, net	(1,368)	1,724
Inventories	(500)	66
Prepaid expenses and other current assets	(297)	(152)
Accounts payable	58	(801)
Accrued expenses and other current liabilities	918	1,159
Deferred income on sales to affiliate	—	(2,259)

Net cash provided by operating activities	4,448	1,857

Cash flows from investing activities:
Purchases of fixed assets	(121)	(32)
Change in restricted cash	(2)	2,103
Proceeds from sale of building, net	—	9,753
Proceeds from sale of long-term investment	—	4,000
Decrease in other assets	3	3

Net cash provided by (used in) investing activities	(120)	15,827

Cash flows from financing activities:
Repayment of long-term debt	(41)	(6,858)
Proceeds from issuance of common stock	382	680

Net cash provided by (used in) financing activities	341	(6,178)

Net increase in cash and cash equivalents	4,669	11,506
Cash and cash equivalents, beginning of period	41,560	21,476

Cash and cash equivalents, end of period	$46,229	$32,982

The accompanying notes are an integral part of these unaudited consolidated financial statements.

ADE CORPORATION

NOTES TO UNAUDITED CONSOLIDATED

FINANCIAL STATEMENTS

(unaudited)

1. Basis of Preparation

The accompanying unaudited consolidated financial statements of ADE Corporation (the “Company”) include, in the opinion of management, all adjustments (consisting only of normal and recurring adjustments) necessary for a fair statement of the Company’s financial position, results of operations and cash flows at the dates and for the periods indicated. Results of operations for interim periods are not necessarily indicative of those to be achieved for full fiscal years.

Pursuant to accounting requirements of the Securities and Exchange Commission applicable to quarterly reports on Form 10-Q, the accompanying unaudited consolidated financial statements and these notes do not include all disclosures required by generally accepted accounting principles in the United States of America for complete financial statements. Accordingly, these statements should be read in conjunction with the financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended April 30, 2004.

2. Comprehensive Income (Loss)

Comprehensive income (loss) was as follows:

	(in thousands) Three months ended
	July 31, 2004	July 31, 2003
	(unaudited)
Net income	$5,058	$1,801
Other comprehensive income (loss):
Unrealized income (loss) on marketable securities, net of tax	(253)	646

Other comprehensive income (loss):	(253)	646

Comprehensive income	$4,805	$2,447

3. Inventories

Inventories consist of the following:

	(in thousands)
	July 31, 2004	April 30, 2004
	(unaudited)
Raw materials and purchased parts	$19,074	$18,168
Work-in-process	13,046	13,357
Finished goods	1,125	1,220

	$33,245	$32,745

ADE CORPORATION

NOTES TO UNAUDITED CONSOLIDATED

FINANCIAL STATEMENTS

(unaudited)

4. Assets Held for Sale

In February 2003, the Company’s Board of Directors approved a plan to sell the Company’s Newton, Massachusetts property, which housed the Company’s ATI subsidiary. The operations of ATI were relocated to the Company’s Westwood, Massachusetts facility during the fourth quarter of fiscal 2003. The Company listed the property for sale and actively looked for a buyer. In accordance with Statement of Financial Accounting Standards No. 144 (“SFAS 144”), “Accounting for the Impairment or Disposal of Long-Lived Assets,” the Company classified the assets associated with the Newton property as “Available for Sale” and ceased depreciation on the assets. As required by SFAS 144, in order to classify this property as “Available for Sale,” it must be probable that it will be sold within one year unless certain criteria are met. Since the Newton property was listed for sale, the real estate market for industrial properties in the Boston area has been sluggish. The Company responded to these market conditions by decreasing the asking price of the property and recorded charges of $378,000 during the prior fiscal year to general and administrative expenses to reduce the net carrying value of the assets to the fair value less the cost to sell the property. The fair value of the property was determined by the Company’s best estimate of the current market value of the property as a result of negotiations with potential buyers since the property was listed for sale. On June 25, 2004, the Company entered into a purchase and sale agreement with a buyer for the Newton property. The Company expects that the transaction will close in the fall of 2004. The selling price of the property, less selling costs, is approximately equal to the net book value of the property.

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

	(in thousands)
	July 31, 2004	April 30, 2004
	(unaudited)
License fees at cost	$1,400	$1,400
Accumulated amortization	(755)	(717)

Net carrying value	$645	$683

Amortization expense was $38,000 for the three months ended July 31, 2004 and 2003, respectively. Estimated amortization is $234,000, $318,000 and $134,000 for the fiscal years ending April 30, 2005, 2006 and 2007, respectively.

ADE CORPORATION

NOTES TO UNAUDITED CONSOLIDATED

FINANCIAL STATEMENTS

(unaudited)

6. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consist of the following:

	(in thousands)
	July 31, 2004	April 30, 2004
	(unaudited)
Accrued salaries, wages, vacation pay and incentive compensation	$2,939	$2,144
Accrued commissions	1,718	1,271
Accrued warranty costs	1,382	1,257
Accrued restructuring	—	8
Deferred revenue	2,029	2,367
Other	3,407	3,510

	$11,475	$10,557

7. Stock-based Compensation

Stock-based compensation awards to employees under the Company’s stock plans are accounted for using the intrinsic value method prescribed in Accounting Principles Board Opinion (“APB”) No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. The Company has adopted the disclosures required by SFAS No. 123, “Accounting for Stock-Based Compensation” and SFAS No. 148, “Accounting for Stock-based Compensation.” Had compensation cost for the stock-based compensation been determined based on the fair value at the grant dates of awards consistent with the provisions of SFAS 123, the Company’s net income and earnings per share would have been reduced to the pro forma amounts as follows:

	(In thousands, except per share data) Three months ended July 31,
	2004	2003
	(unaudited)
Net income, as reported	$5,058	$1,801
Add back: Stock-based compensation included in net income, as reported	10	—
Deduct: Total stock-based employee compensation expense determined under fair value based method, net of related income taxes	362	309

Pro forma net income	$4,706	$1,492

Net earnings per share:
Basic - as reported	$0.36	$0.13
Basic - pro forma	$0.34	$0.11
Diluted - as reported	$0.35	$0.13
Diluted - pro forma	$0.33	$0.11

ADE CORPORATION

NOTES TO UNAUDITED CONSOLIDATED

FINANCIAL STATEMENTS

(unaudited)

8. Earnings Per Share

Basic earnings per share is computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share is computed using the weighted average number of common shares outstanding and gives effect to all dilutive potential common shares outstanding during the period. For the three months ended July 31, 2004 and 2003, respectively, 257,560 and 941,515 common shares issuable upon the exercise of stock options have been excluded from the computation of diluted earnings per share, as their effect would have been antidilutive because the exercise price of the options was greater than the average market value of the Company’s stock during the three months ended July 31, 2004.

The following is a reconciliation of the shares used in calculating basic and diluted earnings per share:

	(in thousands) Three months ended July 31,
	2004	2003
Shares used in computation:
Weighted average common stock outstanding used in computation of basic earnings per share	14,007	13,768
Dilutive effect of stock options outstanding	278	59

Shares used in computation of diluted earnings per share	14,285	13,827

9. Segment Reporting

The Company has three reportable segments: ADE Semiconductor Systems Group (“SSG”), ADE Phase Shift (“PST”) and ADE Technologies (“ATI”). SSG manufactures and markets metrology and inspection systems to the semiconductor wafer and device manufacturing industries that are used to improve yield and capital productivity. Sales of the Company’s stand-alone software products are also included in the SSG segment. PST manufactures and markets high performance, non-contact surface metrology equipment using advanced interferometric technology that provides enhanced yield management to the data storage, semiconductor and optics industries. ATI manufactures and markets high precision magnetic characterization and non-contact dimensional metrology gauging systems primarily to the data storage industry.

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

ADE CORPORATION

NOTES TO UNAUDITED CONSOLIDATED

FINANCIAL STATEMENTS

(unaudited)

9. Segment Reporting (Continued)

	(in thousands)
	SSG	PST	ATI	Total
For the quarter ended July 31, 2004
Revenue from external customers	$19,699	$5,754	$2,860	$28,313
Intersegment revenue	46	72	93	211
Income from operations	3,651	1,439	85	5,175
Depreciation and amortization expense	454	137	6	597
Capital expenditures	117	—	3	120

For the quarter ended July 31, 2003
Revenue from external customers	$12,790	$4,531	$1,546	$18,867
Intersegment revenue	19	—	12	31
Income (loss) from operations	(157)	941	(543)	241
Depreciation and amortization expense	756	114	26	896
Long-lived asset impairment	200	—	—	200
Capital expenditures	32	—	—	32

The following is a reconciliation for the above items where aggregate reportable segment amounts differ from amounts contained in the Company’s consolidated financial statements.

	Three months ended July 31,
	2004	2003
Total external revenue for reportable segments	$28,313	$18,867
Net impact of revenue recognition on sales to affiliate	—	199

Total consolidated revenue	$28,313	$19,066

Total operating income for reportable segments	$5,175	$241
Net impact of intercompany gross profit eliminations and deferred profit on sales to affiliate	(12)	33

Total consolidated operating income	$5,163	$274

ADE CORPORATION

NOTES TO UNAUDITED CONSOLIDATED

FINANCIAL STATEMENTS

(unaudited)

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

On October 18, 2002, a former employee of the Company filed a civil action against the Company in Massachusetts Superior Court, Suffolk County, alleging that the Company breached his employment contract with the Company and seeking damages of approximately $500,000. The Company has filed an answer to the former employee’s complaint denying his allegations, and believes that the former employee’s claim lacks merit. The Company has also filed counterclaims against the employee. On July 15, 2003, the former employee amended his complaint to add related allegations and to add Dr. Koliopoulos and Mr. James as individual defendants. The Company and the individual defendants plan to defend the civil action charges vigorously. Since the matters are at a preliminary stage, the Company is unable to predict the outcome or amount of the related expense, or loss, if any, associated with this litigation. However, the Company believes that a portion of the related expenses or losses will be covered under the Company’s insurance policies.

In addition to the matters noted above, from time to time the Company is subject to legal proceedings and claims in the ordinary course of business. In the opinion of management, the amount of ultimate expense with respect to any other current legal proceedings and claims will not have a material adverse effect on the Company’s financial position or results of operations.

Guarantor agreements

The Company has an agreement with a vendor whereby it guarantees the expenses incurred by certain of the Company’s employees. The term of the agreement is from execution until cancellation and payment of any outstanding amounts. The Company would be required to pay any unsettled employee expenses upon notification from the vendor. The maximum potential amount of future payments the Company could be required to make under this agreement is not significant. As a result, the Company believes the estimated fair value of these agreements is minimal. Accordingly, no liabilities have been recorded for this guaranty as of July 31, 2004.

Pursuant to one of the provisions in the Company’s standard terms and conditions of sale, the Company agrees, subject to certain limitations and conditions, to defend any suit or proceeding brought against a customer based on a claim that the Company’s equipment, standing alone, infringes a United States patent or copyright or misappropriates a trade secret protected under United States law. Actions arising under such provision may only be brought by customers within two years after the cause of action arises. The maximum potential amount of payments the Company may be required to make under such provision is limited to the total purchase price of the Company’s equipment sold under the particular contract. The Company has never incurred costs to defend lawsuits or settle claims related to these customer contract provisions. As a result, the Company believes the estimated exposure of these provisions is minimal. Accordingly, the Company has no liabilities recorded for these provisions as of July 31, 2004.

ADE CORPORATION

NOTES TO UNAUDITED CONSOLIDATED

FINANCIAL STATEMENTS

(unaudited)

The Company warrants that its products will perform in all material respects in accordance with its standard published specifications. The term of the Company’s standard warranty is 12 months. The Company accrues 2% or 3% of product revenues, based on history, to provide for estimated warranty costs, depending on which business unit made the sale. The following is a reconciliation of the quarterly activity in the Company’s warranty liability for the three months ended July 31, 2004 and 2003.

	(in thousands) Three months ended July 31,
	2004	2003
	(unaudited)
Accrued warranty, beginning of quarter	$1,257	$1,041
Accruals for warranties issued	336	101
Warranty settlements made	(211)	(85)

Accrued warranty, end of quarter	$1,382	$1,057

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations:

Introduction

ADE Corporation (the “Company”) designs, manufactures, markets and services highly precise, automated measurement, defect detection and handling equipment with current applications in the production of semiconductor wafers, semiconductor devices and magnetic computer disks. The Company operates three major business segments, the Semiconductor Systems Group (“SSG”), ADE Phase Shift (“PST”) and ADE Technologies (“ATI”). SSG manufactures multifunctional semiconductor metrology and automation systems and optical wafer defect inspection equipment used to detect particles and other defects on silicon wafer surfaces primarily for the semiconductor wafer and device manufacturing industries. PST manufactures high-performance, non-contact surface metrology equipment using advanced interferometric technology that provides enhanced yield management to the data storage, semiconductor and optics industries. ATI manufactures high precision magnetic characterization and non-contact dimensional metrology gauging systems primarily for the data storage industry.

Historically, the semiconductor wafer and device industries and the magnetic data storage industry have been highly cyclical and have experienced both rapid periods of growth and rapid downturns that can be abrupt and result in significant changes in revenue and profits. During an industry wide downturn, the demand for capital equipment significantly decreases as the Company’s customers reduce production of semiconductor wafers and devices. Beginning in fiscal year 2002, the Company experienced decreased demand for its products in all business segments as a result of the downturn in the semiconductor wafer and device manufacturing industries as well as the data storage industry. Consequently, the Company experienced reduced order levels and revenues during fiscal year 2002 and early fiscal 2003. In response to the industry downturn, the Company underwent cost reduction measures, including headcount reductions, and focused its research and development activities on projects to place the Company in the best possible position for the next wave of capital spending in the semiconductor wafer and device manufacturing industries as well as the magnetic data storage industry. Beginning in the second half of fiscal year 2003 and continuing through the first quarter of fiscal year 2005, the Company has experienced steady increases in quarterly orders, revenue and backlog. As a result, the Company has achieved profitability, on a quarterly basis, since the third quarter of fiscal year 2003. These results were due in part to increased order activity from Asia during fiscal years 2003, 2004 and the first quarter of fiscal 2005 as well as the aforementioned cost reduction measures. However, the Company makes no assurances that the order, revenue, backlog and profit levels can be sustained in future periods.

The following information should be read in conjunction with the unaudited consolidated financial statements and notes thereto included in this quarterly report and the audited consolidated financial statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in the Company’s Annual Report on Form 10-K for the fiscal year ended April 30, 2004.

Forward-Looking Statements

This quarterly report on Form 10-Q contains statements which constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 and Federal securities laws. Statements that make reference to the Company’s expectations, predictions and anticipations are subject to known and unknown risks and uncertainties that could cause actual results to differ materially from those expressed by such statements and should be considered forward-looking statements. These statements include, but are not limited to, expectations about the Company’s performance in the second quarter of fiscal 2005, risks and uncertainties associated with the strength of the semiconductor and magnetic data storage markets, wafer pricing and wafer demand, the results of product development efforts, the success of the Company’s product offerings in meeting customer needs within the timeframes required by customers in these markets, further increases in backlog, the Company’s visibility, the Company’s ability to maintain current gross profit levels, developments in the Company’s ongoing litigation with KLA-Tencor Corporation (“KLA”) and its predictions of future financial outcomes. Subject to applicable law, the Company disclaims any intent or obligation to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise. Further information on potential factors that could affect the Company’s business is described in “Other Risk Factors and Trends” appearing at the end of this Management’s Discussion and Analysis of Financial Condition and Results of Operations and in the Company’s reports on file with the Securities and Exchange Commission, including its Form 10-K for the fiscal year ended April 30, 2004.

Restructurings

During the first quarter of fiscal 2004, as a result of continued cost cutting initiatives, the Company recorded a restructuring charge of $393,000, which consisted primarily of severance expenses for 20 terminated employees. The employees were terminated from various functional areas within the Company’s Semiconductor Systems and ADE Technologies business segments. The majority of all the severance payments from the first quarter restructuring were made by the end of fiscal year 2004. In connection with the first quarter restructuring, the Company did not renew its lease at its Bethel, Connecticut facility, which expired in August 2003. Prior to the end of the first quarter of fiscal 2004, the operations of the Bethel facility were relocated to the Westwood, Massachusetts and Tucson, Arizona facilities.

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

The $1.7 million gain on the transaction was calculated as follows:

ADE shares held prior to sale	1,500	50%
KEL shares held prior to sale	1,500	50%

Total ownership shares	3,000	100%

Shares sold by ADE	1,230	41%

Shares retained by ADE	270	9%

	(in thousands)
Book value of ADE investment at 4/30/03	$3,722
Less: Dividend - received 7/10/03	(1,000)
Add: Income from affiliate - April-June	48

Book value of ADE investment before sale	$2,770

Book value per share - before sale	$1.85

Book value of shares sold	$2,271

Proceeds from sale	$4,000

Gain on sale of 41% ownership	$1,729

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

Revenue from systems sales to JAL, the Company’s previously 50% owned affiliate and a distributor of the Company’s products, by the SSG, ATI and PST segments has been reflected in segment revenue during the period they were shipped by the respective segment, which could differ from the period the revenue was recognized for consolidated financial reporting purposes. Consolidated revenue on systems sales to JAL was recognized when the related product or software was shipped to and accepted by the end user of the product or software. As a result of the Company’s decreased investment in JAL, since July 24, 2003, all sales to JAL have been reflected in both segment and consolidated revenue in the same period.

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

Accounting for Income Taxes

The Company records income taxes using the asset and liability method. Deferred income tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective income tax bases, and operating loss and tax credit carryforwards. The Company’s financial statements contain certain deferred tax assets, which have arisen primarily as a result of operating losses incurred in prior years, as well as other temporary differences between book and tax accounting. Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes,” requires the establishment of a valuation allowance to reflect the likelihood of the realization of deferred tax assets. Significant management judgment is required in determining the Company’s provision for income taxes, its deferred tax assets and liabilities and any valuation allowance recorded against its net deferred tax assets. The Company evaluates the weight of all available evidence to determine whether it is more likely than not that some portion or all of the deferred income tax assets will not be realized. As of July 31, 2004, the Company has a valuation allowance against the full amount of its deferred tax assets. The Company recorded a full valuation allowance during fiscal 2002. The decision to record the valuation allowance required significant judgment. Had the Company not recorded this allowance, it would have reported materially different results. If the realization of deferred tax assets in the future is considered more likely than not, an adjustment to the deferred tax assets would increase net income in the period such determination was made. The amount of the deferred tax asset considered realizable is based on significant estimates, and it is at least reasonably possible that changes in these estimates in the near term could materially affect the Company’s financial condition and results of operations. If the Company continues to generate profits in fiscal 2005, it is possible that all, or a portion, of the valuation allowance will be released in fiscal 2005. The Company’s effective tax rate may vary from period to period based on changes in estimated taxable income or loss, changes to the valuation allowance, changes to federal, state or foreign tax laws, and deductibility of certain costs and expenses by jurisdiction.

Valuation of Goodwill and Software

Intangible assets consist of $1.3 million of goodwill obtained through the acquisition of the Semiconductor Solutions Division of LPA Software, Inc. (“SSD”) in September 1997 as well as $0.6 million, net of amortization, of capitalized license fees for software included in the Company’s products. In July 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 142 (“SFAS 142”), “Goodwill and Other Intangible Assets,” which was effective for the Company on May 1, 2002. SFAS 142 requires, among other things, the discontinuance of goodwill amortization and includes provisions for the reclassification of certain existing recognized intangibles as goodwill, reassessment of the useful lives of existing recognized intangibles, and reclassification of certain intangibles out of previously reported goodwill. In accordance with this statement, the Company discontinued the amortization of its net goodwill of $1.3 million on May 1, 2002. In addition, the Company was required to perform a transitional impairment test for goodwill under SFAS 142. The impairment test under SFAS 142 uses a two-step process. The first step compares the fair value of the reporting unit with the unit’s carrying value, including goodwill. If the carrying value of the reporting unit is greater than fair value, the unit’s goodwill may be impaired, and the second step must be completed to measure the amount of the goodwill impairment charge, if any. In the second step, the implied fair value of the reporting unit’s goodwill is compared with the carrying amount of the unit’s goodwill. If the carrying amount is greater than the implied fair value, the carrying value of the goodwill must be written down to its implied fair value.

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

Net capitalized license fees of $0.6 million for software included in the Company’s products are amortized at the greater of 1) the ratio that current gross revenue for the related products bears to the total current and anticipated future gross revenue for those products or 2) on a straight-line basis over its estimated useful life. At each quarter-end, the carrying value of the software is compared to net realizable value (“NRV”). NRV is the estimated future gross revenues from products that incorporate the software reduced by the estimated future costs of disposal. If NRV is less than the carrying value, the excess is written-off and NRV becomes the new carrying value of the software.

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

Accounting for Leases

On July 29, 2003, the Company entered into a lease agreement for its corporate headquarters in Westwood, Massachusetts. The classification of this lease as an operating lease involved a significant judgement by the Company’s management with respect to the Company’s incremental borrowing rate. At the date of lease inception, the incremental borrowing rate is a significant element of the calculation in one of the four tests that must be performed to determine if a lease should be classified as an operating lease or a capital lease. The Company’s management determined the Company’s incremental borrowing rate based on an analysis of its negotiations with various financial institutions, the implicit interest rate in the lease for the Westwood, Massachusetts building and an estimate of the current yield on debt financing of comparable companies in the public securities markets. Because the criteria necessary for classification as a capital lease were not met, the lease was accounted for as an operating lease and the leased building and related liability have not been recorded in the Company’s consolidated balance sheet. If the Company’s incremental borrowing rate was determined to be lower than what was determined by the Company’s management, the lease could have met the criteria for classification as a capital lease, which would have resulted in an asset of approximately $8.6 million and a liability of approximately $8.6 million being recorded in the Company’s consolidated balance sheet at July 31, 2003.

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

Results of Operations

Three Months Ended July 31, 2004 compared to Three Months Ended July 31, 2003

Systems and parts revenue. Systems and parts revenue increased 50% to $25.3 million in the first quarter of fiscal 2005 from $16.9 million in the first quarter of fiscal 2004. Systems and parts revenue in the SSG segment increased 59% to $17.2 million in the first quarter of fiscal 2005 compared to $10.8 million in the year earlier period. The increase in revenues from the Company’s products in the SSG segment was due to increased demand for the Company’s products, particularly in Asia, as semiconductor wafer manufacturers have increased capacity in their production of both 200mm and 300mm wafers. System and parts revenue in the PST segment increased 26% to $5.6 million in the first quarter of fiscal 2005 compared to $4.4 million in the year earlier period. The increase in revenue from the PST segment was due primarily to increased demand for its products in the semiconductor device and data storage industries. Given the high dollar value of individual shipments, shipping one less or one more system in a quarter can have a significant impact on the reported revenues for one of the Company’s business segments, particularly the PST segment.

The data storage industry has experienced extreme pricing pressure, consolidation and excess supply in many data storage market segments, which has resulted in reduced production and capital equipment purchases. More recently, the data storage industry has shown increased interest in the Company’s magnetic data storage industry products. Consequently, system and parts revenue from the products that are marketed to the data storage industry by the Company’s ATI segment increased 90% to $2.8 million in the first quarter of fiscal 2005 compared to $1.5 million in the year earlier period. The increase can be attributed primarily to an increase in sales of ATI’s magnetics products.

For the second quarter of fiscal 2005, the Company expects consolidated revenue, which consists primarily of revenue from the semiconductor industry, to increase by a range of 2 to 8% from first quarter revenue. The Company expects second quarter consolidated gross profit to be in the range of 51% to 53%. However, the Company can make no assurances that the expected increase in revenue or the expected gross profit will occur or, if it does, that it can be sustained for the remainder of fiscal year 2005.

The Company’s total revenue by industry is distributed as follows:

	Three months ended July 31,
	2004	2003
Wafer	82%	82%
Device / OEM	8%	9%
Magnetic Data Storage	10%	9%

Total	100%	100%

The Company’s total revenue by region is distributed as follows:

	Three months ended July 31,
	2004	2003
United States	21%	14%
Japan	45%	63%
Asia	28%	12%
Europe	6%	11%

Total	100%	100%

Revenue from Japan decreased to 45% of total revenue in the first quarter of fiscal 2005 compared to 63% in the first quarter of fiscal 2004. The decrease was due primarily to the fact that the Company recognized revenue of $6.4 million in the first quarter of fiscal 2004 as a result of the Company’s sale of the majority of its then 50% ownership in JAL that may otherwise have been deferred revenue on the balance sheet as of July 31, 2003. Because JAL was an equity method investee prior to the sale on July 24, 3003, revenue from sales to JAL, which had not in turn been sold by JAL to unrelated third parties, was deferred. The change from the equity method to the cost method of accounting for the JAL investment resulted in the recognition of all deferred revenue from sales to JAL as of the date of the sale of the majority of ADE’s interest in JAL.

Service revenue. Service revenue increased 36% to $3.0 million in the first quarter of fiscal 2005 compared to $2.2 million in the first quarter of fiscal 2004. The Company’s service revenue consists of fees for installation, training, product maintenance and technical support services. The majority of the Company’s service revenue is derived from the SSG segment. The increase is primarily due to service calls related to customers bringing equipment back on-line to increase capacity.

Gross profit – systems and parts. Gross profit on systems and parts increased to 56% in the first quarter of fiscal 2005 from 52% in the first quarter of fiscal 2004. Gross profit increased in all three of the Company’s segments. The increase in gross profit was primarily due to continuing improvements in cost controls and efficiencies and changes in product and geographical sales mix.

Gross profit – service. Gross profit from service increased to 27% in the first quarter of fiscal 2005 compared to (10%) in the first quarter of fiscal 2004. The increased gross profit was the result of both increased revenues related to service calls and decreased material and repair costs compared to the first quarter of fiscal 2004.

Research and development. Research and development expense decreased by $0.1 million, or 2%, to $3.6 million in the first quarter of fiscal 2005 from $3.7 million in the first quarter of fiscal 2004 and decreased as a percentage of revenue to 13% compared to 19% in the first quarter of fiscal 2004. The Company continues to invest in its semiconductor wafer and device industry products as well as new products for the magnetic storage industry, including those that measure the magnetic properties of materials used in manufacturing disk drives. The decrease in expense as a percentage of revenues reflects the increased revenue mentioned above. The Company expects research and development expense in the second quarter of fiscal 2005 to increase slightly on a dollar basis, however, it is expected to be consistent with the first quarter at approximately 13% of revenue.

Marketing and sales. Marketing and sales expense increased $1.5 million, or 73%, to $3.5 million in the first quarter of fiscal 2005 from $2.0 million in the first quarter of fiscal 2004 and increased to 12% as a percentage of revenue compared to 11% the first quarter of 2004. The increased expense resulted primarily from an increase in external commissions expense due to an increase in sales made through external sales representatives compared to the first quarter of fiscal 2004. The mix of sales channels through which the Company’s products are sold may have a significant impact on the Company’s marketing and sales expense and the results in any period may not be indicative of marketing and sales expense for future periods. The Company expects marketing and sales expense in the second quarter of fiscal 2005 to be consistent on a percentage basis with the first quarter.

General and administrative. General and administrative expense increased $0.5 million, or 23%, to $2.7 million in the first quarter of fiscal 2005 from $2.2 million in the first quarter of fiscal 2004 and decreased as a percentage of revenue to 9% from 11% in the first quarter of 2004. Expense increased primarily as a result of an increase in payroll related expenses in the first quarter of fiscal 2005 compared with the first quarter of fiscal 2004. The Company expects general and administrative expense to be approximately 9% of revenues in the second quarter of fiscal 2005.

Interest expense. Interest expense was $52,000 in the first quarter of fiscal 2005 compared to interest expense of $253,000 in the first quarter of fiscal 2004. The decrease in interest expense was primarily due to the Company’s retirement of its 1996 and 1997 Industrial Development Bonds at the end of first quarter of fiscal 2004.

Income taxes. The provision for income taxes was $148,000 in the first quarter of fiscal 2005 compared to a provision for income taxes of $88,000 in the first quarter of fiscal 2004. The provision for income taxes consists of federal and state alternative minimum taxes and foreign income taxes. The Company has a full valuation allowance against its deferred tax assets at July 31, 2004. Significant management judgment is required in determining the Company’s provision for income taxes, its deferred tax assets and liabilities and any valuation allowance recorded against its net deferred tax assets. The Company evaluates the weight of all available evidence to determine whether it is more likely than not that some portion or all of the deferred income tax assets will not be realized. If the realization of deferred tax assets in the future is considered more likely than not, an adjustment to the deferred tax assets would increase net income in the period such determination was made. The amount of the deferred tax asset considered realizable is based on significant estimates, and it is at least reasonably possible that changes in these estimates in the near term could materially affect the Company’s financial condition and results of operations. If the Company continues to generate profits in fiscal 2005, it is possible that all, or a portion, of the valuation allowance will be released in fiscal 2005.

Equity in net earnings of affiliated companies. Equity in net earnings of affiliated companies was $0 in the first quarter of fiscal 2005 compared to $48,000 in the first quarter of fiscal 2004. As of July 24, 2003, as a result of the reduction of the Company’s 50% investment in JAL to 9%, and the change in accounting method from the equity method to the cost method, the Company no longer records JAL’s earnings in its statement of operations.

Liquidity and Capital Resources

At July 31, 2004, the Company had $46.2 million in cash and cash equivalents and $78.6 million in working capital. In addition, the Company had $0.6 million in restricted cash used as a security deposit for the Company’s lease of its Westwood, Massachusetts headquarters.

Cash provided by operating activities for the three months ended July 31, 2004 was $4.4 million. This amount resulted from net income of $5.1 million adjusted for non-cash charges of $0.6 million and a $1.2 million net change in working capital accounts. Non-cash items consisted primarily of $0.6 million of depreciation and amortization. Working capital items consisted primarily of increases in accounts receivable of $1.4 million, inventories of $0.5 million, accounts payable of $0.1 million, accrued expenses and other current liabilities of $0.9 million and prepaid expenses and other current assets of $0.3 million. The increase in accounts receivable was due to increased shipments during the first quarter of fiscal 2005, particularly in the last month of the quarter. The increase in inventory was due to increased production in response to the increase in customer orders. The increase in accounts payable was primarily due to increased purchases of inventory. The increase in accrued expenses and other current liabilities was primarily due to an increase in accrued salaries, wages, vacation pay and incentive compensation.

Cash used in investing activities for the three months ended July 31, 2004 was $0.1 million, and consisted primarily of $0.1 million in purchases of fixed assets.

Cash provided by financing activities for the three months ended July 31, 2004 was $0.3 million, which consisted of $0.4 million of aggregate proceeds from the issuance of common stock from the exercise of stock options and stock purchased through the Company’s employee stock purchase plan. These proceeds were slightly offset by $41,000 of principal repayments of long-term debt.

The Company’s Newton, Massachusetts facility was listed for sale in February 2003. On July 31, 2003, the Company retired the 1997 Industrial Development Bond (“IDB”), which was used to finance the acquisition of this property. On June 25, 2004, the Company entered into a purchase and sale agreement with a buyer for the Newton property. The Company expects that the transaction will close in the fall of 2004. The selling price for the property, less selling costs, is approximately equal to the net book value of the property of $4.3 million at July 31, 2004. The Company anticipates that the cash proceeds from this sale will be used for general corporate purposes.

On July 22, 2004, the Company entered into a Standby Letter of Credit Agreement with Fleet National Bank in the amount of $4.5 million. One letter of credit issued under this facility serves as collateral for the $3.9 million principal balance on Company’s Industrial Development Bond issued through the Industrial Development Authority of the County of Pima, Arizona and replaces a letter of credit the Company had with another financial institution. Another letter of credit under this facility serves as collateral along with a $0.6 million cash security deposit required by the lease agreement for the Company’s Westwood, Massachusetts headquarters building. The facility bears a fee of 1.5% per annum of the face amount of each letter of credit. Under the terms of the Letter of Credit Agreement, the Company is required to comply with certain financial covenants. As of July 31, 2004, the Company is in compliance with these covenants.

Under Generally Accepted Accounting Principles (“GAAP”) in the United States of America, certain obligations and commitments are not required to be included in the consolidated balance sheet. These obligations and commitments, while entered into in the normal course of business, may have a material impact on liquidity. The Company does not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As such, the Company is not exposed to any financing, liquidity, market or credit risk that could arise if the Company had engaged in such relationships. The following table discloses the Company’s contractual payment obligations as of July 31, 2004. The operating lease and consulting agreement obligations are not included in the unaudited consolidated financial statements included in “Item 1. Financial Information.” The principal portion of the long-term debt is included in the unaudited consolidated financial statements. The long-term debt payments in the table below include both principal and interest. The unconditional purchase order obligations primarily represent open purchase orders for inventory, a significant portion of which is necessary to produce and ship orders from the Company’s backlog.

	Payments due by period
	(in thousands)
	Less than 1 year	1-3 years	3-5 years	More than 5 years	Total
Long term debt obligations	$372	$744	$3,474	$—	$4,590
Operating lease obligations	1,406	2,936	2,219	11,561	18,122
Unconditional purchase obligations	7,198	113	—	—	7,311
Consulting agreement	214	36	—	—	250

	$9,190	$3,829	$5,693	$11,561	$30,273

The Company expects to meet its near-term working capital needs and capital expenditures primarily through available cash and cash equivalents, which will primarily be generated from sales to both existing and new customers. However, the Company can provide no assurance that it will be able to maintain its current customer base or acquire new customers.

Other Risk Factors and Trends

Capital expenditures by semiconductor wafer and device manufacturers historically have been cyclical as they in turn depend upon the current and anticipated demand for integrated circuits. While the semiconductor industry appears to have emerged from the most recent severe down cycle, it is not clear what the duration or extent of this recovery will be to semiconductor wafer manufacturers, who have historically accounted for approximately 70%—80% of the Company’s revenue. The data storage industry has been in a period of oversupply and excess manufacturing capacity for an extended period of time and this has also had an adverse impact on the Company. The data storage industry is also showing signs of recovery, but the outlook for sustained long-term growth in this industry is also uncertain. At July 31, 2004, the Company’s backlog was $46.0 million. The Company remains uncertain about how long revenue growth can be sustained. The Company continues to evaluate its cost structure relative to expected revenue and will continue to implement aggressive cost containment measures where necessary. However, the Company cannot provide assurance that it will be able to implement cost containment measures in a timely or cost effective manner.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk:

At July 31, 2004, the Company’s exposure to market risk relates primarily to changes in interest rates on its investment portfolio. The Company’s cash equivalents consist primarily of fixed income securities. The Company invests only with high credit quality issuers and does not use derivative financial instruments in its investment portfolio. The Company does not believe that a sharp increase or decrease in interest rates would have a material adverse impact on the fair value of its investment portfolio. The Company’s long-term borrowings are at fixed interest rates.

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

The Company maintains a system of internal accounting controls that are designed to provide reasonable assurance that the Company’s transactions are properly recorded, that the Company’s assets are safeguarded against unauthorized or improper use and that the Company’s transactions are properly recorded and reported. As part of the evaluation of the Company’s disclosure controls and procedures, the Company evaluated its internal control over financial reporting. There have been no changes to the Company’s internal control over financial reporting during the first fiscal quarter of 2005 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II.

OTHER INFORMATION

Item 6. Exhibits

Exhibit Number	Description
10.1	Standby Letter of Credit Agreement, dated July 22, 2004, between the Company and Fleet National Bank.

31.1	Certification of Chief Executive Officer required by Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification of Chief Financial Officer required by Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ADE CORPORATION

Date: September 9, 2004	/s/ Chris L. Koliopoulos
Chris L. Koliopoulos, Ph.D.
President and Chief Executive Officer

Date: September 9, 2004	/s/ Brian C. James
Brian C. James
Executive Vice President and Chief Financial Officer