Form 10-Q
period 2004-10-31
ADE CORP
filed 2004-12-10
CIK 884498

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended: October 31, 2004

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).    YES  ☒    NO  ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock, par value $.01 per share	14,061,351 shares
Class	Outstanding at December 8, 2004

ADE CORPORATION

PART I.

FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements:

ADE CORPORATION

CONSOLIDATED BALANCE SHEET

(in thousands)

	(Unaudited) October 31, 2004	April 30, 2004
Assets
Current assets:
Cash and cash equivalents	$50,178	$41,560
Marketable securities	893	1,084
Accounts receivable, net	22,044	13,604
Inventories	32,032	32,745
Prepaid expenses and other current assets	1,135	1,068

Total current assets	106,282	90,061

Fixed assets, net	9,891	10,829
Investments	499	499
Assets held for sale	4,323	4,323
Intangible assets, net	608	683
Goodwill	1,318	1,318
Restricted cash	631	637
Other assets	118	125

Total assets	$123,670	$108,475

Liabilities and stockholders’ equity
Current liabilities:
Current portion of long-term debt	$173	$168
Accounts payable	6,249	6,364
Accrued expenses and other current liabilities	14,278	10,557

Total current liabilities	20,700	17,089

Deferred gain on sale-leaseback	1,553	1,609
Long-term debt, net of current portion	3,521	3,608

Total liabilities	25,774	22,306

Stockholders’ equity:
Common stock, $.01 par value; 25,000,000 shares authorized; 14,058,606 and 13,997,310 issued and outstanding at October 31, 2004 and April 30, 2004, respectively	141	141
Capital in excess of par value	106,963	106,399
Accumulated deficit	(9,710)	(21,071)
Accumulated other comprehensive income	502	700

Total stockholders’ equity	97,896	86,169

Total liabilities and stockholders’ equity	$123,670	$108,475

The accompanying notes are an integral part of these unaudited consolidated financial statements.

ADE CORPORATION

CONSOLIDATED STATEMENT OF OPERATIONS

(in thousands, except per share data, unaudited)

	Three months ended October 31,		Six months ended October 31,
	2004	2003	2004	2003
Net Revenue:
Systems and parts	$25,922	$17,791	$51,250	$34,656
Service	3,367	2,415	6,351	4,615

Total revenue	29,289	20,206	57,601	39,271

Cost of revenue:
Systems and parts	10,948	7,664	22,164	15,772
Service	2,595	2,559	4,770	4,982

Total cost of revenue	13,543	10,223	26,934	20,754

Gross profit	15,746	9,983	30,667	18,517

Operating expenses:
Research and development	3,657	3,704	7,283	7,401
Marketing and sales	2,815	2,409	6,285	4,414
General and administrative	2,864	2,496	5,527	4,661
Restructuring charges	—	—	—	393

Total operating expenses	9,336	8,609	19,095	16,869

Income from operations	6,410	1,374	11,572	1,648

Gain on sale of long-term investment	—	—	—	1,729
Interest income	134	92	197	134
Interest expense	(82)	(41)	(134)	(294)
Other income	19	7	52	56

Income before provision for (benefit from) income taxes and equity in net earnings of affiliated companies	6,481	1,432	11,687	3,273
Provision for (benefit from) income taxes	178	(273)	326	(185)

Income before equity in net earnings of affiliated companies	6,303	1,705	11,361	3,458
Equity in net earnings of affiliated companies	—	—	—	48

Net income	$6,303	$1,705	$11,361	$3,506

Basic earnings per share	$0.45	$0.12	$0.81	$0.25
Diluted earnings per share	$0.44	$0.12	$0.80	$0.25

Weighted average shares outstanding - basic	14,042	13,875	14,024	13,822
Weighted average shares outstanding - diluted	14,257	14,196	14,271	14,057

The accompanying notes are an integral part of these unaudited consolidated financial statements.

ADE CORPORATION

CONSOLIDATED STATEMENT OF CASH FLOWS

(in thousands, unaudited)

	Six months ended October 31,
	2004	2003
Cash flows from operating activities:
Net income	$11,361	$3,506
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,164	1,631
Long-lived asset impairment	—	200
Equity in net earnings of affiliate, net of dividends received	—	952
Gain on sale of long-term investment	—	(1,729)
Non-cash compensation	15	—
Amortization of gain from sale-leaseback	(56)	(28)
Changes in assets and liabilities:
Accounts receivable, net	(8,440)	(762)
Inventories	713	164
Prepaid expenses and other current assets	(67)	(8)
Accounts payable	(115)	720
Accrued expenses and other current liabilities	3,721	641
Deferred income on sales to affiliate	—	(2,259)

Net cash provided by operating activities	8,296	3,028

Cash flows from investing activities:
Sales (purchases) of fixed assets	(151)	15
Change in restricted cash	6	2,101
Proceeds from sale of building, net	—	9,753
Proceeds from sale of long-term investment	—	4,000
Decrease in other assets	7	(15)

Net cash provided by (used in) investing activities	(138)	15,854

Cash flows from financing activities:
Repayment of long-term debt	(82)	(6,896)
Proceeds from issuance of common stock	549	1,446

Net cash provided by (used in) financing activities	467	(5,450)

Effect of exchange rate changes on cash and cash equivalents	(7)	—

Net increase in cash and cash equivalents	8,618	13,432
Cash and cash equivalents, beginning of period	41,560	21,476

Cash and cash equivalents, end of period	$50,178	$34,908

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

2. Comprehensive Income

Comprehensive income was as follows:

	(in thousands) Three months ended		(in thousands) Six months ended
	October 31, 2004	October 31, 2003	October 31, 2004	October 31, 2003
	(unaudited)		(unaudited)
Net income	$6,303	$1,705	$11,361	$3,506
Other comprehensive income (loss):
Unrealized gain (loss) on marketable securities, net of tax	62	209	(191)	855
Currency translation adjustments	(7)	—	(7)	—

Other comprehensive income (loss):	55	209	(198)	855

Comprehensive income	$6,358	$1,914	$11,163	$4,361

3. Inventories

Inventories consist of the following:

	(in thousands)
	October 31, 2004	April 30, 2004
	(unaudited)
Raw materials and purchased parts	$18,335	$18,168
Work-in-process	11,791	13,357
Finished goods	1,906	1,220

	$32,032	$32,745

ADE CORPORATION

NOTES TO UNAUDITED CONSOLIDATED

FINANCIAL STATEMENTS

(unaudited)

4. Assets Held for Sale

In February 2003, the Company’s Board of Directors approved a plan to sell the Company’s Newton, Massachusetts property, which housed the Company’s ATI subsidiary. The operations of ATI were relocated to the Company’s Westwood, Massachusetts facility during the fourth quarter of fiscal 2003. The Company listed the property for sale and actively looked for a buyer. In accordance with Statement of Financial Accounting Standards No. 144 (“SFAS 144”), “Accounting for the Impairment or Disposal of Long-Lived Assets,” the Company classified the assets associated with the Newton property as “Available for Sale” and ceased depreciation on the assets. As required by SFAS 144, in order to classify this property as “Available for Sale,” it must be probable that it will be sold within one year unless certain criteria are met. Since the Newton property was listed for sale, the real estate market for industrial properties in the Boston area has been sluggish. The Company responded to these market conditions by decreasing the asking price of the property and recorded charges of $378,000 during the prior fiscal year to general and administrative expenses to reduce the net carrying value of the assets to the fair value less the cost to sell the property. The fair value of the property was determined by the Company’s best estimate of the current market value of the property as a result of negotiations with potential buyers since the property was listed for sale. On June 25, 2004, the Company entered into a purchase and sale agreement with a buyer for the Newton property. The sale of the Newton property was completed on December 2, 2004. The Company received net proceeds of $4.4 million. A gain of approximately $70,000 was recognized on the transaction and will be recorded as income in the Company’s consolidated statement of operations for the quarter ending January 31, 2005.

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

	(in thousands)
	October 31, 2004	April 30, 2004
	(unaudited)
License fees at cost	$1,400	$1,400
Accumulated amortization	(792)	(717)

Net carrying value	$608	$683

Amortization expense was $38,000 for the three months ended October 31, 2004 and 2003, respectively, and $75,000 for the six months ended October 31, 2004 and 2003, respectively. Estimated amortization is $233,000, $316,000 and $133,000 for the fiscal years ending April 30, 2005, 2006 and 2007, respectively.

ADE CORPORATION

NOTES TO UNAUDITED CONSOLIDATED

FINANCIAL STATEMENTS

(unaudited)

6. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consist of the following:

	(in thousands)
	October 31, 2004	April 30, 2004
	(unaudited)
Accrued salaries, wages, vacation pay and incentive compensation	$2,506	$2,144
Accrued commissions	1,510	1,271
Accrued warranty costs	1,505	1,257
Accrued restructuring	—	8
Deferred revenue	4,980	2,367
Other	3,777	3,510

	$14,278	$10,557

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

	(In thousands, except per share data) Three months ended October 31,		(In thousands, except per share data) Six months ended October 31,
	2004	2003	2004	2003
	(unaudited)		(unaudited)
Net income, as reported	$6,303	$1,705	$11,361	$3,506
Add back: Stock-based compensation included in net income, as reported	5	—	15	—
Deduct: Total stock-based employee compensation expense determined under fair value based method, net of related income taxes	393	386	755	688

Pro forma net income	$5,915	$1,319	$10,621	$2,818

Net earnings per share:
Basic - as reported	$0.45	$0.12	$0.81	$0.25
Basic - pro forma	$0.42	$0.10	$0.76	$0.20
Diluted - as reported	$0.44	$0.12	$0.80	$0.25
Diluted - pro forma	$0.41	$0.09	$0.74	$0.20

ADE CORPORATION

NOTES TO UNAUDITED CONSOLIDATED

FINANCIAL STATEMENTS

(unaudited)

8. Earnings Per Share

Basic earnings per share is computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share is computed using the weighted average number of common shares outstanding and gives effect to all dilutive potential common shares outstanding during the period. For the three months ended October 31, 2004 and 2003, respectively, 349,935 and 278,940 common shares issuable upon the exercise of stock options have been excluded from the computation of diluted earnings per share, as their effect would have been antidilutive because the exercise price of the options was greater than the average market value of the Company’s common stock during the respective periods. For the six months ended October 31, 2004 and 2003, respectively, 331,660 and 625,827 common shares issuable upon the exercise of stock options have been excluded from the computation of diluted earnings per share, as their effect would have been antidilutive because the exercise price of the options was greater than the average market value of the Company’s stock during the respective periods.

The following is a reconciliation of the shares used in calculating basic and diluted earnings per share:

	(in thousands) Three months ended October 31,		(in thousands) Six months ended October 31,
	2004	2003	2004	2003
Shares used in computation:
Weighted average common stock outstanding used in computation of basic earnings per share	14,042	13,875	14,024	13,822
Dilutive effect of stock options outstanding	215	321	247	235

Shares used in computation of diluted earnings per share	14,257	14,196	14,271	14,057

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

The Company’s reportable segments are determined based upon information used to evaluate the business by the chief operating decision maker, which includes the nature of the products, the external customers and customer industries and the sales and distribution methods used to market the products. The Company evaluates performance based upon profit or loss from operations. The Company does not measure the assets allocated to the segments. Management fees representing certain services provided by corporate offices have been allocated to each of the reportable segments based upon the usage of those services by each segment. Additionally, other income (loss), the provision for (benefit from) income taxes and the equity in net earnings (loss) of affiliated companies are not included in segment profitability. For the reportable segments, intersegment sales are recorded at cost plus 20% and are eliminated in consolidation.

ADE CORPORATION

NOTES TO UNAUDITED CONSOLIDATED

FINANCIAL STATEMENTS

(unaudited)

9. Segment Reporting (Continued)

	(in thousands)
	SSG	PST	ATI	Total
For the quarter ended October 31, 2004
Revenue from external customers	$18,815	$7,615	$2,859	$29,289
Intersegment revenue	—	122	128	250
Income from operations	4,379	1,850	194	6,423
Depreciation and amortization expense	433	130	4	567
Capital expenditures	18	—	13	31

For the quarter ended October 31, 2003
Revenue from external customers	$13,219	$4,235	$2,752	$20,206
Intersegment revenue	29	—	44	73
Income from operations	349	647	379	1,375
Depreciation and amortization expense	574	135	26	735
Capital expenditures	13	29	—	42

	(in thousands)
	SSG	PST	ATI	Total
For the six months ended October 31, 2004
Revenue from external customers	$38,514	$13,368	$5,719	$57,601
Intersegment revenue	46	194	220	460
Income from operations	8,029	3,289	280	11,598
Depreciation and amortization expense	887	267	10	1,164
Capital expenditures	134	—	17	151

For the six months ended October 31, 2003
Revenue from external customers	$26,009	$8,766	$4,298	$39,073
Intersegment revenue	48	—	56	104
Income from operations	192	1,587	(164)	1,615
Depreciation and amortization expense	1,330	249	52	1,631
Long-lived asset impairment	200	—	—	200
Capital expenditures	45	29	—	74

ADE CORPORATION

NOTES TO UNAUDITED CONSOLIDATED

FINANCIAL STATEMENTS

(unaudited)

The following is a reconciliation for the above items where aggregate reportable segment amounts differ from amounts contained in the Company’s consolidated financial statements.

	Three months ended October 31,		Six months ended October 31,
	2004	2003	2004	2003
Total external revenue for reportable segments	$29,289	$20,206	$57,601	$39,073
Net impact of revenue recognition on sales to affiliate	—	—	—	198

Total consolidated revenue	$29,289	$20,206	$57,601	$39,271

Total operating income for reportable segments	$6,423	$1,375	$11,598	$1,615
Net impact of intercompany gross profit eliminations and deferred profit on sales to affiliate	(13)	(1)	(26)	33

Total consolidated operating income	$6,410	$1,374	$11,572	$1,648

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

On October 18, 2002, a former employee of the Company filed a civil action against the Company in Massachusetts Superior Court, Suffolk County, alleging that the Company breached his employment contract with the Company and seeking damages of approximately $500,000. The Company has filed an answer to the former employee’s complaint denying his allegations, and believes that the former employee’s claim lacks merit. The Company has also filed counterclaims against the employee. On July 15, 2003, the former employee amended his complaint to add related allegations and to add Dr. Koliopoulos and Mr. James as individual defendants. The Company and the individual defendants plan to defend the civil action charges vigorously. Since the matters are at a preliminary stage, the Company is unable to predict the outcome or amount of the related expense, or loss, if any, associated with this litigation. However, the Company believes that a portion of the related expenses and losses, if any, will be covered under the Company’s insurance policies.

In addition to the matters noted above, from time to time the Company is subject to legal proceedings and claims in the ordinary course of business. In the opinion of management, the amount of ultimate expense with respect to any other current legal proceedings and claims will not have a material adverse effect on the Company’s financial position or results of operations.

ADE CORPORATION

NOTES TO UNAUDITED CONSOLIDATED

FINANCIAL STATEMENTS

(unaudited)

Guarantor agreements

The Company has an agreement with a vendor whereby it guarantees the expenses incurred by certain of the Company’s employees. The term of the agreement is from execution until cancellation and payment of any outstanding amounts. The Company would be required to pay any unsettled employee expenses upon notification from the vendor. The maximum potential amount of future payments the Company could be required to make under this agreement is not significant. As a result, the Company believes the estimated fair value of these agreements is minimal. Accordingly, no liabilities have been recorded for this guaranty as of October 31, 2004.

Pursuant to one of the provisions in the Company’s standard terms and conditions of sale, the Company agrees, subject to certain limitations and conditions, to defend any suit or proceeding brought against a customer based on a claim that the Company’s equipment, standing alone, infringes a United States patent or copyright or misappropriates a trade secret protected under United States law. Actions arising under such provision may only be brought by customers within two years after the cause of action arises. The maximum potential amount of payments the Company may be required to make under such provision is limited to the total purchase price of the Company’s equipment sold under the particular contract. The Company has never incurred costs to defend lawsuits or settle claims related to these customer contract provisions. As a result, the Company believes the estimated exposure of these provisions is minimal. Accordingly, the Company has no liabilities recorded for these provisions as of October 31, 2004.

The Company warrants that its products will perform in all material respects in accordance with its standard published specifications. The term of the Company’s standard warranty is 12 months. The Company accrues 2% or 3% of product revenues, based on history, to provide for estimated warranty costs, depending on which business unit made the sale. The following is a reconciliation of the quarterly activity in the Company’s warranty liability for the three and six months ended October 31, 2004 and 2003.

	(in thousands) Three months ended October 31,		(in thousands) Six months ended October 31,
	2004	2003	2004	2003
	(unaudited)		(unaudited)
Accrued warranty, beginning balance	$1,382	$1,057	$1,257	$1,041

Accruals for warranties issued	381	273	717	374
Warranty settlements made	(258)	(251)	(469)	(336)

Accrued warranty, ending balance	$1,505	$1,079	$1,505	$1,079

11. New Accounting Pronouncements

In November 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 151 (“SFAS 151”), “Inventory Costs.” SFAS 151 amends the guidance in Accounting Review Board No. 43, Chapter 4, “Inventory Pricing,” to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). SFAS 151 is effective for fiscal years beginning after June 15, 2005. The adoption of SFAS 151 is not expected to have a material impact on the Company’s financial position and results of operations.

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

Historically, the semiconductor wafer and device industries and the magnetic data storage industry have been highly cyclical and have experienced both rapid periods of growth and rapid downturns that can be abrupt and result in significant changes in revenue and profits. During an industry wide downturn, the demand for capital equipment significantly decreases as the Company’s customers reduce production of semiconductor wafers and devices. Beginning in fiscal year 2002, the Company experienced decreased demand for its products in all business segments as a result of the downturn in the semiconductor wafer and device manufacturing industries as well as the data storage industry. Consequently, the Company experienced reduced order levels and revenues during fiscal year 2002 and early fiscal 2003. In response to the industry downturn, the Company underwent cost reduction measures, including headcount reductions, and focused its research and development activities on projects to place the Company in the best possible position for the next wave of capital spending in the semiconductor wafer and device manufacturing industries as well as the magnetic data storage industry. Beginning in the second half of fiscal year 2003 and continuing through the first quarter of fiscal year 2005, the Company experienced sequential increases in quarterly orders, revenue and backlog in all but one quarter. As a result, the Company achieved profitability, on a quarterly basis, beginning in the third quarter of fiscal year 2003. These results were due in part to increased order activity from Asia during fiscal years 2003, 2004 and the first quarter of fiscal 2005 as well as the aforementioned cost reduction measures. However, although revenue for the second quarter of fiscal 2005 increased compared to the first quarter, the Company’s bookings decreased slightly in the second quarter compared to the first quarter. At this time, the Company cannot determine if this quarterly decrease is indicative of a downward trend in order activity or if it is just a momentary pause. As such, the Company makes no assurances that current order, revenue, backlog and profit levels can be sustained in future periods.

The following information should be read in conjunction with the unaudited consolidated financial statements and notes thereto included in this quarterly report and the audited consolidated financial statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in the Company’s Annual Report on Form 10-K for the fiscal year ended April 30, 2004.

Forward-Looking Statements

This quarterly report on Form 10-Q contains statements which constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 and Federal securities laws. Statements that make reference to the Company’s expectations, predictions and anticipations are subject to known and unknown risks and uncertainties that could cause actual results to differ materially from those expressed by such statements and should be considered forward-looking statements. These statements include, but are not limited to, expectations about the Company’s performance in the third quarter of fiscal 2005, risks and uncertainties associated with the strength of the semiconductor and magnetic data storage markets, wafer pricing and wafer demand, the results of product development efforts, the success of the Company’s product offerings in meeting customer needs within the timeframes required by customers in these markets, further increases in backlog, the Company’s visibility, the Company’s ability to maintain current gross profit levels, developments in the Company’s ongoing litigation with KLA-Tencor Corporation (“KLA”) and its predictions of future financial outcomes. Subject to applicable law, the

Company disclaims any intent or obligation to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise. Further information on potential factors that could affect the Company’s business is described in “Other Risk Factors and Trends” appearing at the end of this Management’s Discussion and Analysis of Financial Condition and Results of Operations and in the Company’s reports on file with the Securities and Exchange Commission, including its Form 10-K for the fiscal year ended April 30, 2004.

Restructurings

During the first quarter of fiscal 2004, as a result of continued cost cutting initiatives, the Company recorded a restructuring charge of $393,000, which consisted primarily of severance expenses for 20 terminated employees. The employees were terminated from various functional areas within the Company’s SSG and ATI business segments. The majority of all the severance payments from the first quarter restructuring were made by the end of fiscal year 2004. In connection with the first quarter restructuring, the Company did not renew its lease at its Bethel, Connecticut facility, which expired in August 2003. Prior to the end of the first quarter of fiscal 2004, the operations of the Bethel facility were relocated to the Westwood, Massachusetts and Tucson, Arizona facilities.

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

Accounting for Income Taxes

The Company records income taxes using the asset and liability method. Deferred income tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective income tax bases, and operating loss and tax credit carryforwards. The Company’s financial statements contain certain deferred tax assets, which have arisen primarily as a result of operating losses incurred in prior years, as well as other temporary differences between book and tax accounting. Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes,” requires the establishment of a valuation allowance to reflect the likelihood of the realization of deferred tax assets. Significant management judgment is required in determining the Company’s provision for income taxes, its deferred tax assets and liabilities and any valuation allowance recorded against its net deferred tax assets. The Company evaluates the weight of all available evidence to determine whether it is more likely than not that some portion or all of the deferred income tax assets will not be realized. As of October 31, 2004, the Company has a valuation allowance against the full amount of its deferred tax assets. The Company recorded a full valuation allowance during fiscal 2002. The decision to record the valuation allowance required significant judgment. Had the Company not recorded this allowance, it would have reported materially different results. If the realization of deferred tax assets in the future is considered more likely than not, an adjustment to the deferred tax assets would increase net income in the period such determination was made. The amount of the deferred tax asset considered realizable is based on significant estimates, and it is at least reasonably possible that changes in these estimates in the near term could materially affect the Company’s financial condition and results of operations. The Company will continue to evaluate both the positive and negative evidence obtained from actual and forecasted results to determine if the deferred tax assets are realizable. It is possible that all, or a portion, of the valuation allowance will be released by the end of fiscal 2005. The Company’s effective tax rate may vary from period to period based on changes in estimated taxable income or loss, changes to the valuation allowance, changes to federal, state or foreign tax laws, and deductibility of certain costs and expenses by jurisdiction.

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

Results of Operations

Three Months Ended October 31, 2004 compared to Three Months Ended October 31, 2003

Systems and parts revenue. Systems and parts revenue increased 46% to $25.9 million in the second quarter of fiscal 2005 from $17.8 million in the second quarter of fiscal 2004. Systems and parts revenue in the SSG segment increased 43% to $15.9 million in the second quarter of fiscal 2005 compared to $11.1 million in the year earlier period. The increase in revenues from the Company’s products in the SSG segment was due to increased demand for the Company’s products throughout the world as semiconductor wafer manufacturers have continued to increase capacity in their production of 300mm wafers. System and parts revenue in the PST segment increased 84% to $7.5 million in the second quarter of fiscal 2005 compared to $4.1 million in the year earlier period. The increase in revenue from the PST segment was due primarily to increased demand for its semiconductor wafer industry products, particularly in Europe. Given the high dollar value of individual shipments, shipping one less or one more system in a quarter can have a significant impact on the reported revenues for one of the Company’s business segments, particularly the ATI and PST segments.

The data storage industry has experienced extreme pricing pressure, consolidation and excess supply in many data storage market segments, which has resulted in reduced production and capital equipment purchases. More recently, the data storage industry has shown increased interest in the Company’s magnetic data storage industry products. System and parts revenue from the products that are marketed to the data storage industry by the Company’s ATI segment increased 6% to $2.8 million in the second quarter of fiscal 2005 compared to $2.6 million in the year earlier period. The increase can be attributed primarily to an increase in sales of ATI’s dimensional products.

For the third quarter of fiscal 2005, the Company expects consolidated revenue, which consists primarily of revenue from the semiconductor industry, to be within a range of $27 to $30 million. The Company expects third quarter consolidated gross profit to be in the range of 50% to 52%. However, the Company can make no assurances that the expected revenue or the expected gross profit will occur or, if it does, that it can be sustained for the remainder of fiscal year 2005.

The Company’s total revenue by industry is distributed as follows:

	Three months ended October 31,
	2004	2003
Wafer	81%	80%
Device / OEM	9%	6%
Magnetic Data Storage	10%	14%

Total	100%	100%

The Company’s total revenue by region is distributed as follows:

	Three months ended October 31,
	2004	2003
United States	16%	12%
Japan	45%	60%
Asia	20%	20%
Europe	19%	8%

Total	100%	100%

Revenue from Japan decreased to 45% of total revenue in the second quarter of fiscal 2005 compared to 60% in the second quarter of fiscal 2004. Although revenue from Japan decreased as a percentage of revenue in the second quarter of fiscal 2005 compared to the second quarter of fiscal 2004, it did increase on a dollar basis. The decrease of revenue from Japan as a percentage of total revenue was primarily due to the increase of revenue from Europe during the same period.

Service revenue. Service revenue increased 39% to $3.4 million in the second quarter of fiscal 2005 compared to $2.4 million in the second quarter of fiscal 2004. The Company’s service revenue consists of fees for installation, training, product maintenance and technical support services. The majority of the Company’s service revenue is derived from the SSG segment. The increase is primarily due to service calls related to customers bringing and keeping equipment back on-line to increase capacity and meet higher demand levels.

Gross profit – systems and parts. Gross profit on systems and parts increased to 58% in the second quarter of fiscal 2005 from 57% in the second quarter of fiscal 2004. Gross profit increased in the SSG segment due to continuing improvements in cost controls and efficiencies and changes in geographical sales mix. In general, sales to Japan are made through distributors who buy the Company’s products at a discount and then resell the products to the end user. As a result, sales to Japan tend to have a lower gross margin than sales made to other parts of the world, which are made through internal and external sales representatives who are compensated by means of commissions. Commissions expense is included in marketing and sales expense. The increase in gross profit from the SSG segment was partially offset by decreases in gross profit in the ATI and PST segments. Gross profit decreased in the PST segment due to increased overhead expenses related to the ramp up in production to meet the increased demand for PST’s semiconductor industry products. Gross profit decreased slightly in the ATI segment due to changes in product mix.

Gross profit – service. Gross profit from service increased to 23% in the second quarter of fiscal 2005 compared to (6%) in the second quarter of fiscal 2004. The increased gross profit was the result of both increased revenues related to service calls and decreased material and repair costs compared to the second quarter of fiscal 2004.

Research and development. Research and development expense for the second quarter of fiscal 2005 remained flat at $3.7 million compared to the second quarter of fiscal 2004, but decreased as a percentage of revenue to 12% compared to 18% in the second quarter of fiscal 2004. The Company continues to invest in its semiconductor wafer and device industry products as well as new products for the magnetic storage industry, including those that measure the magnetic properties of materials used in manufacturing disk drives. The decrease in expense as a percentage of revenues reflects the increased revenue mentioned above. The Company expects research and development expense in the third quarter of fiscal 2005 to increase to a range of $3.9 to $4.1 million as it prepares for the launch of a new product this spring.

Marketing and sales. Marketing and sales expense increased $0.4 million, or 17%, to $2.8 million in the second quarter of fiscal 2005 from $2.4 million in the second quarter of fiscal 2004 and decreased to 10% as a percentage of revenue compared to 12% the second quarter of fiscal 2004. The increased expense resulted primarily from an increase in payroll expense due to increased headcount as the Company expands its international sales organization. The mix of sales channels through which the Company’s products are sold may also have a significant impact on the Company’s marketing and sales expense and the results in any period may not be indicative of marketing and sales expense for future periods. The Company expects marketing and sales expense in the third quarter of fiscal 2005 to range from $2.8 to $3.0 million.

General and administrative. General and administrative expense increased $0.4 million, or 15%, to $2.9 million in the second quarter of fiscal 2005 from $2.5 million in the second quarter of fiscal 2004 and decreased as a percentage of revenue to 10% from 12% in the second quarter of 2004. Expense increased primarily as a result of an increase of $0.7 million in incentive compensation expense and $0.2 million in Sarbanes-Oxley compliance related expense, which was partially offset by a decrease in legal expense of $0.5 million as the Company’s litigation with KLA-Tencor winds down. The Company expects general and administrative expense in the third quarter of fiscal 2005 to range from $2.5 to $2.8 million.

Interest income. Interest income was $134,000 in the second quarter of fiscal 2005 compared to interest income of $92,000 in second quarter of fiscal 2004. The increase in interest income was the result of an increase in invested cash balances during the second quarter of fiscal 2005.

Interest expense. Interest expense was $82,000 in the second quarter of fiscal 2005 compared to interest expense of $41,000 in the second quarter of fiscal 2004. The increase in interest expense was primarily due to the fact that during the second quarter of fiscal 2004, the Company received a refund of the commitment fee that had previously been paid for the letter of credit associated with the 1996 Industrial Development Bond, which was retired in the first quarter of fiscal 2004.

Income taxes. The provision for income taxes was $178,000 in the second quarter of fiscal 2005 compared to a benefit from income taxes of $273,000 in the second quarter of fiscal 2004. The provision for income taxes consists of federal and state alternative minimum taxes and foreign income taxes. The benefit from income taxes in the second quarter of fiscal 2004 was due to a federal income tax refund of $367,000 for the years 1996 through 2000, which was offset somewhat by state, foreign and alternative minimum income taxes. The Company has a full valuation allowance against its deferred tax assets at October 31, 2004. Significant management judgment is required in determining the Company’s provision for income taxes, its deferred tax assets and liabilities and any valuation allowance recorded against its net deferred tax assets. The Company evaluates the weight of all available evidence to determine whether it is more likely than not that some portion or all of the deferred income tax assets will not be realized. If the realization of deferred tax assets in the future is considered more likely than not, an adjustment to the deferred tax assets would increase net income in the period such determination was made. The amount of the deferred tax asset considered realizable is based on significant estimates, and it is at least reasonably possible that changes in these estimates in the near term could materially affect the Company’s financial condition and results of operations. The Company will continue to evaluate both the positive and negative evidence obtained from actual and forecasted results to determine if the deferred tax assets are realizable. It is possible that all, or a portion, of the valuation allowance will be released by the end of fiscal 2005.

Six Months Ended October 31, 2004 compared to Six Months Ended October 31, 2003

Systems and parts revenue. Systems and parts revenue increased 48% to $51.2 million in the six months ended October 31, 2004 from $34.7 million in the year earlier period. Systems and parts revenue in the SSG segment increased 51% to $33.0 million in the six months ending October 31, 2004 compared to $21.9 million in the year earlier period. The increase in revenues from the Company’s products in the SSG segment was due to increased demand for the Company’s products throughout the world as semiconductor wafer manufacturers have continued to increase capacity in their production of 300mm wafers. System and parts revenue in the PST segment increased 54% to $13.1 million in the six months ending October 31, 2004 compared to $8.5 million in the year earlier period. The increase in revenue from the PST segment was due primarily to increased demand for its semiconductor wafer industry products, particularly in Europe.

The data storage industry has experienced extreme pricing pressure, consolidation and excess supply in many data storage market segments, which has resulted in reduced production and capital equipment purchases. More recently, the data storage industry has shown increased interest in the Company’s magnetic data storage industry products. System and parts revenue from the products that are marketed to the data storage industry by the Company’s ATI segment increased 36% to $5.6 million in the six months ending October 31, 2004 compared to $4.1 million in the year earlier period. The increase can be attributed to an increase in sales of both ATI’s dimensional and magnetic data storage products.

The Company’s total revenue by industry is distributed as follows:

	Six months ended October 31,
	2004	2003
Wafer	82%	81%
Device / OEM	8%	8%
Magnetic Data Storage	10%	11%

Total	100%	100%

The Company’s total revenue by region is distributed as follows:

	Six months ended October 31,
	2004	2003
United States	18%	13%
Japan	45%	61%
Asia	24%	16%
Europe	13%	10%

Total	100%	100%

Revenue from Japan decreased to 45% of total revenue in the six months ending October 31, 2004 compared to 61% in the year earlier period. Although revenue from Japan decreased as a percentage of revenue in the six months ending October 31, 2004 compared to the year earlier period, it did increase on a dollar basis. The decrease of revenue from Japan as a percentage of total revenue was primarily due to the increase of revenue from Europe and Asia during the same period.

Service revenue. Service revenue increased 38% to $6.4 million in the six months ending October 31, 2004 compared to $4.6 million in the year earlier period. The Company’s service revenue consists of fees for installation, training, product maintenance and technical support services. The majority of the Company’s service revenue is derived from the SSG segment. The increase is primarily due to service calls related to customers bringing and keeping equipment back on-line to increase capacity and meet higher demand levels.

Gross profit – systems and parts. Gross profit on systems and parts increased to 57% in the six months ending October 31, 2004 from 54% in the year earlier period. Gross profit increased in the SSG segment due to continuing improvements in cost controls and efficiencies and changes in geographical sales mix. In general, sales to Japan are made through distributors who buy the Company’s products at a discount and then resell the products to the end user. As a result, sales to Japan tend to have a lower gross margin than sales made to other parts of the world, which are made through internal and external sales representatives who are compensated by means of commissions. Commissions expense is included in marketing and sales expense. The increase in gross profit from the SSG segment was partially offset by decreases in gross profit in the ATI and PST segments. Gross profit decreased in the PST segment due to increased overhead expenses related to the ramp up in production to meet the increased demand for PST’s semiconductor industry products. Gross profit decreased slightly in the ATI segment due to changes in product mix.

Gross profit – service. Gross profit from service increased to 25% in the six months ending October 31, 2004 compared to (8%) in the year earlier period. The increased gross profit was the result of both increased revenues related to service calls and decreased material and repair costs in the six months ending October 31, 2004 compared to the year earlier period.

Research and development. Research and development expense decreased $0.1 million, or 2%, to $7.3 in the six months ending October 31, 2004 compared to $7.4 million in the year earlier period, but decreased as a percentage of revenue to 13% in the six months ending October 31, 2004 compared to 19% in the year earlier period. The Company continues to invest in its semiconductor wafer and device industry products as well as new products for the magnetic storage industry, including those that measure the magnetic properties of materials used in manufacturing disk drives. The decrease in expense as a percentage of revenues reflects the increased revenue mentioned above.

Marketing and sales. Marketing and sales expense increased $1.9 million, or 42%, to $6.3 million in the six months ending October 31, 2004 from $4.4 million in the year earlier period and remained at 11% as a percentage of revenue in the six months ending October 31, 2004 compared to the year earlier period. The increased expense resulted primarily from an increase in commissions expense of $1.2 million as a result of the increased revenue during the six months ending October 31, 2004. Also contributing to the increase in expense was an increase in payroll expense of $0.4 million due to increased headcount as the Company expands its international sales organization and an increase of $0.2 million in travel expense. The mix of sales channels through which the Company’s products are sold may have a significant impact on the Company’s marketing and sales expense and the results in any period may not be indicative of marketing and sales expense for future periods.

General and administrative. General and administrative expense increased $0.9 million, or 19%, to $5.5 million in the six months ending October 31, 2004 from $4.7 million in the year earlier period and decreased as a percentage of revenue to 10% from 12% in the year earlier period. Expense increased primarily as a result of an increase of $1.3 million in incentive compensation expense and $0.3 million in Sarbanes-Oxley compliance related expense, which was partially offset by a decrease in legal expense of $0.7 million as the Company’s litigation with KLA-Tencor winds down.

Interest income. Interest income was $197,000 in the six months ending October 31, 2004 compared to interest income of $134,000 in the year earlier period. The increase in interest income was the result of an increase in invested cash balances during the six months ending October 31, 2004.

Interest expense. Interest expense was $134,000 in the six months ending October 31, 2004 compared to interest expense of $294,000 in the year earlier period. The decrease in interest expense was primarily due to the Company’s retirement of its 1996 and 1997 Industrial Development Bonds in the first quarter of fiscal 2004.

Income taxes. The provision for income taxes was $326,000 in the six months ending October 31, 2004 compared to a benefit from income taxes of $185,000 in the year earlier period. The provision for income taxes in the six months ending October 31, 2004 consists of federal and state alternative minimum taxes and foreign income taxes. The benefit from income taxes in the six months ending October 31, 2003 was due to a federal income tax refund of $367,000 for the years 1996 through 2000, which was offset somewhat by state, foreign and alternative minimum income taxes. The Company has a full valuation allowance against its deferred tax assets at October 31, 2004. Significant management judgment is required in determining the Company’s provision for income taxes, its deferred tax assets and liabilities and any valuation allowance recorded against its net deferred tax assets. The Company evaluates the weight of all available evidence to determine whether it is more likely than not that some portion or all of the deferred income tax assets will not be realized. If the realization of deferred tax assets in the future is considered more likely than not, an adjustment to the deferred tax assets would increase net income in the period such determination was made. The amount of the deferred tax asset considered realizable is based on significant estimates, and it is at least reasonably possible that changes in these estimates in the near term could materially affect the Company’s financial condition and results of operations. The Company will continue to evaluate both the positive and negative evidence obtained from actual and forecasted results to determine if the deferred tax assets are realizable. It is possible that all, or a portion, of the valuation allowance will be released by the end of fiscal 2005.

Equity in net earnings of affiliated companies. Equity in net earnings of affiliated companies was $0 in the six months ending October 31, 2004 compared to $48,000 in the year earlier period. As of July 24, 2003, as a result of the reduction of the Company’s 50% investment in JAL to 9%, and the change in accounting method from the equity method to the cost method, the Company no longer records JAL’s earnings in its statement of operations.

Liquidity and Capital Resources

At October 31, 2004, the Company had $50.2 million in cash and cash equivalents and $85.6 million in working capital. In addition, the Company had $0.6 million in restricted cash used as a security deposit for the Company’s lease of its Westwood, Massachusetts headquarters.

Cash provided by operating activities for the six months ended October 31, 2004 was $8.3 million. This amount resulted from net income of $11.4 million adjusted for non-cash charges of $1.1 million and a $4.2 million net change in working capital accounts. Non-cash items consisted primarily of $1.2 million of depreciation and amortization and $0.1 million of amortization of gain from the sale-leaseback of the Westwood, Massachusetts headquarters and production facility in the first quarter of fiscal 2004. Working capital items consisted primarily of increases in accounts receivable of $8.4 million, prepaid expenses and other current assets of $0.1 million, and accrued expenses and other current liabilities of $3.7 million and decreases in inventories of $0.7 million and accounts payable of $0.1 million. The increase in accounts receivable was due to an increase of shipments during the second quarter of fiscal 2005 as well as the timing of those shipments. The increase in prepaid expenses and other current assets was due to the timing of payments to vendors. The increase in accrued expenses and other current liabilities was primarily due to increases in accrued salaries, wages and incentive compensation of $0.4 million and an increase in deferred revenue of $2.6 million. The decrease in inventory was due to the shipment of products during the quarter and the decrease in accounts payable was primarily due to the timing of payments to vendors.

Cash used in investing activities for the six months ended October 31, 2004 was $0.1 million, and consisted primarily of $0.2 million in purchases of fixed assets.

Cash provided by financing activities for the six months ended October 31, 2004 was $0.5 million, which consisted of $0.5 million of aggregate proceeds from the issuance of common stock from the exercise of stock options and stock purchased through the Company’s employee stock purchase plan. These proceeds were slightly offset by $0.1 million of principal repayments of long-term debt.

The Company’s Newton, Massachusetts facility was listed for sale in February 2003. On July 31, 2003, the Company retired the 1997 Industrial Development Bond (“IDB”), which was used to finance the acquisition of this property. On June 25, 2004, the Company entered into a purchase and sale agreement with a buyer for the Newton property. The sale of the Newton property was completed on December 2, 2004. The Company received net proceeds of $4.4 million. The Company anticipates that the cash proceeds from this sale will be used for general corporate purposes.

On July 22, 2004, the Company entered into a Standby Letter of Credit Agreement with Fleet National Bank in the amount of $4.5 million. One letter of credit issued under this facility serves as collateral for the $3.9 million principal balance on Company’s IDB issued through the Industrial Development Authority of the County of Pima, Arizona and replaces a letter of credit the Company had with another financial institution. Another letter of credit under this facility serves as collateral along with a $0.6 million cash security deposit required by the lease agreement for the Company’s Westwood, Massachusetts headquarters building. The facility bears a fee of 1.5% per annum of the face amount of each letter of credit. Under the terms of the Letter of Credit Agreement, the Company is required to comply with certain financial covenants. As of October 31, 2004, the Company is in compliance with these covenants.

Under Generally Accepted Accounting Principles (“GAAP”) in the United States of America, certain obligations and commitments are not required to be included in the consolidated balance sheet. These obligations and commitments, while entered into in the normal course of business, may have a material impact on liquidity. The

Company does not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As such, the Company is not exposed to any financing, liquidity, market or credit risk that could arise if the Company had engaged in such relationships. The following table discloses the Company’s contractual payment obligations as of October 31, 2004. The operating lease and consulting agreement obligations are not included in the unaudited consolidated financial statements included in “Item 1. Financial Information.” The principal portion of the long-term debt is included in the unaudited consolidated financial statements. The long-term debt payments in the table below include both principal and interest. The unconditional purchase order obligations primarily represent open purchase orders for inventory, a significant portion of which is necessary to produce and ship orders from the Company’s backlog.

	Payments due by period (in thousands)
	Less than 1 year	1-3 years	3-5 years	More than 5 years	Total
Long term debt obligations	$372	$744	$3,382	$—	$4,498
Operating lease obligations	1,727	3,021	2,524	10,989	18,261
Unconditional purchase obligations	6,975	134	—	—	7,109
Consulting agreement	196	—	—	—	196

	$9,270	$3,899	$5,906	$10,989	$30,064

The Company expects to meet its near-term working capital needs and capital expenditures primarily through available cash and cash equivalents, which will primarily be generated from sales to both existing and new customers. However, the Company can provide no assurance that it will be able to maintain its current customer base or acquire new customers.

Other Risk Factors and Trends

Capital expenditures by semiconductor wafer and device manufacturers historically have been cyclical as they in turn depend upon the current and anticipated demand for integrated circuits. While the semiconductor industry appeared to have emerged from the most recent severe down cycle, it is not clear whether this recovery is still continuing for semiconductor wafer manufacturers, who have historically accounted for approximately 70% - 80% of the Company’s revenue. In addition, the Company cannot determine at this time if the current uncertainty in the industry is indicative of an impending slowdown or if the recent upward cycle will resume. The data storage industry has been in a period of oversupply and excess manufacturing capacity for an extended period of time and this has also had an adverse impact on the Company. The data storage industry is also showing signs of recovery, but the outlook for sustained long-term growth in this industry is also uncertain. At October 31, 2004, the Company’s backlog was $48.1 million. The Company remains uncertain about how long current revenue levels can be sustained. The Company continues to evaluate its cost structure relative to expected revenue and will continue to implement aggressive cost containment measures where necessary. However, the Company cannot provide assurance that it will be able to implement cost containment measures in a timely or cost effective manner.

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

New Accounting Pronouncements

In November 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 151 (“SFAS 151”), “Inventory Costs.” SFAS 151 amends the guidance in Accounting Review Board No. 43, Chapter 4, “Inventory Pricing,” to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). SFAS 151 is effective for fiscal years beginning after June 15, 2005. The adoption of SFAS 151 is not expected to have a material impact on the Company’s financial position and results of operations.

Item 3. Quantitative and Qualitative Disclosures About Market Risk:

At October 31, 2004, the Company’s exposure to market risk relates primarily to changes in interest rates on its investment portfolio. The Company’s cash equivalents consist primarily of fixed income securities. The Company invests only with high credit quality issuers and does not use derivative financial instruments in its investment portfolio. The Company does not believe that a sharp increase or decrease in interest rates would have a material adverse impact on the fair value of its investment portfolio. The Company’s long-term borrowings are at fixed interest rates.

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

The Company maintains a system of internal accounting controls that are designed to provide reasonable assurance that the Company’s transactions are properly recorded, that the Company’s assets are safeguarded against unauthorized or improper use and that the Company’s transactions are properly recorded and reported. As part of the evaluation of the Company’s disclosure controls and procedures, the Company evaluated its internal control over financial reporting. There have been no changes to the Company’s internal control over financial reporting during the second fiscal quarter of 2005 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II.

OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds:

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
August 1 through August 31, 2004	0	0	0	0

September 1 through September 30, 2004	4,923	$17.975	0	0

October 1 through October 31, 2004	0	0	0	0

Total	4,923	$17.975	0	0

(1)	Consists solely of shares tendered by employees as payment of the exercise price of stock options granted under the Company’s equity compensation plans.

Item 4. Submission of Matters to a Vote of Security Holders:

The Annual Meeting of Stockholders of the Company was held on September 15, 2004. The stockholders voted on the following matters:

1. Proposal to fix the size of the Board of Directors at five.

For	Against	Abstain
12,954,130	15,424	4,536

2. Election of Directors

Nominee	For	Withheld
Harris Clay	12,696,633	277,457
Landon T. Clay	12,697,263	276,827
H. Kimball Faulkner	12,777,003	197,087
Chris L. Koliopoulos	9,934,524	3,039,566
Kendall Wright	10,000,406	2,973,684

There were no abstentions with respect to this matter.

3. Ratification of the appointment of PricewaterhouseCoopers LLP as the Company’s independent public accountants for the fiscal year ending April 30, 2005.

For	Against	Abstain
12,931,572	39,998	2,520

Item 6. Exhibits:

Exhibit Number	Description
31.1	Certification of Chief Executive Officer required by Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification of Chief Financial Officer required by Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ADE CORPORATION

Date: December 10, 2004	/s/ Chris L. Koliopoulos
Chris L. Koliopoulos, Ph.D.
President and Chief Executive Officer

Date: December 10, 2004	/s/ Brian C. James
Brian C. James
Executive Vice President and Chief Financial Officer