Form 10-Q
period 2005-01-31
ADE CORP
filed 2005-03-14
CIK 884498

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended: January 31, 2005

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    YES  ☐    NO  ☒

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).    YES  ☒    NO  ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock, par value $.01 per share	14,164,890 shares
Class	Outstanding at March 9, 2005

ADE CORPORATION

PART I.

FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements:

ADE CORPORATION

CONSOLIDATED BALANCE SHEET

(in thousands except share and per share information, unaudited)

	January 31, 2005	April 30, 2004
Assets
Current assets:
Cash and cash equivalents	$64,803	$41,560
Marketable securities	884	1,084
Accounts receivable, net	19,273	13,604
Inventories	30,474	32,745
Prepaid expenses and other current assets	1,211	1,068

Total current assets	116,645	90,061

Fixed assets, net	9,642	10,829
Investments	499	499
Assets held for sale	—	4,323
Intangible assets, net	570	683
Goodwill	1,318	1,318
Restricted cash	631	637
Other assets	108	125

Total assets	$129,413	$108,475

Liabilities and stockholders’ equity
Current liabilities:
Current portion of long-term debt	$175	$168
Accounts payable	6,653	6,364
Accrued expenses and other current liabilities	12,959	10,557

Total current liabilities	19,787	17,089

Deferred gain on sale-leaseback	1,524	1,609
Long-term debt, net of current portion	3,476	3,608

Total liabilities	24,787	22,306

Stockholders’ equity:
Common stock, $.01 par value: 25,000,000 shares authorized: 14,084,476 and 13,997,310 issued and outstanding at January 31, 2005 and April 30, 2004, respectively	141	141
Capital in excess of par value	107,268	106,399
Accumulated deficit	(3,274)	(21,071)
Accumulated other comprehensive income	491	700

Total stockholders’ equity	104,626	86,169

Total liabilities and stockholders’ equity	$129,413	$108,475

The accompanying notes are an integral part of these unaudited consolidated financial statements.

ADE CORPORATION

CONSOLIDATED STATEMENT OF OPERATIONS

(in thousands, except per share data, unaudited)

	Three months ended January 31,		Nine months ended January 31,
	2005	2004	2005	2004
Net Revenue:
Systems and parts	$26,426	$20,904	$77,677	$55,561
Service	3,079	2,225	9,430	6,840

Total revenue	29,505	23,129	87,107	62,401

Cost of revenue:
Systems and parts	11,507	9,027	33,671	24,799
Service	2,462	2,403	7,233	7,385

Total cost of revenue	13,969	11,430	40,904	32,184

Gross profit	15,536	11,699	46,203	30,217

Operating expenses:
Research and development	4,130	3,688	11,412	11,090
Marketing and sales	2,715	3,006	9,000	7,420
General and administrative	2,413	3,432	7,940	8,094
Restructuring charges	—	—	—	393

Total operating expenses	9,258	10,126	28,352	26,997

Income from operations	6,278	1,573	17,851	3,220

Gain on sale of long-term investment	—	—	—	1,729
Gain on sale of marketable securities	—	398	—	398
Interest income	182	47	379	181
Interest expense	(70)	(76)	(203)	(370)
Other income	163	90	214	147

Income before provision for (benefit from) income taxes and equity in net earnings of affiliated companies	6,553	2,032	18,241	5,305
Provision for (benefit from) income taxes	117	11	444	(174)

Income before equity in net earnings of affiliated companies	6,436	2,021	17,797	5,479
Equity in net earnings of affiliated companies	—	—	—	48

Net income	$6,436	$2,021	$17,797	$5,527

Basic earnings per share	$0.46	$0.15	$1.27	$0.40
Diluted earnings per share	$0.45	$0.14	$1.25	$0.39

Weighted average shares outstanding - basic	14,065	13,934	14,038	13,859
Weighted average shares outstanding - diluted	14,285	14,250	14,276	14,077

The accompanying notes are an integral part of these unaudited consolidated financial statements.

ADE CORPORATION

CONSOLIDATED STATEMENT OF CASH FLOWS

(in thousands, unaudited)

	Nine months ended January 31,
	2005	2004
Cash flows from operating activities:
Net income	$17,797	$5,527
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,700	2,296
Long-lived asset impairment	—	200
Equity in net earnings of affiliate, net of dividends received	—	952
Shares issued in lieu of directors’ fees	—	37
Gain on sale of long-term investment	—	(1,729)
Gain on sale of marketable securities	—	(398)
Gain on sale of building	(69)	—
Non-cash compensation	20	—
Amortization of gain from sale-leaseback	(85)	(56)
Changes in assets and liabilities:
Accounts receivable, net	(5,669)	(5,289)
Inventories	2,271	(3,448)
Prepaid expenses and other current assets	(143)	102
Accounts payable	289	3,908
Accrued expenses and other current liabilities	2,402	2,168
Deferred income on sales to affiliate	—	(2,259)

Net cash provided by operating activities	18,513	2,011

Cash flows from investing activities:
Purchases of fixed assets	(402)	(448)
Change in restricted cash	6	2,522
Proceeds from sale of building, net of selling expenses	4,394	9,753
Proceeds from sale of long-term investment	—	4,000
Proceeds from sale of marketable securities	—	515
Decrease in other assets	17	(16)

Net cash provided by investing activities	4,015	16,326

Cash flows from financing activities:
Repayment of long-term debt	(125)	(6,937)
Proceeds from issuance of common stock	849	1,826

Net cash provided by (used in) financing activities	724	(5,111)

Effect of exchange rate changes on cash and cash equivalents	(9)	—

Net increase in cash and cash equivalents	23,243	13,226
Cash and cash equivalents, beginning of period	41,560	21,476

Cash and cash equivalents, end of period	$64,803	$34,702

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

2. Comprehensive Income

Comprehensive income was as follows:

	(in thousands)		(in thousands)
	Three months ended		Nine months ended
	January 31, 2005	January 31, 2004	January 31, 2005	January 31, 2004
	(unaudited)		(unaudited)
Net income	$6,436	$2,021	$17,797	$5,527
Other comprehensive income (loss):
Unrealized gain (loss) on marketable securities, net of tax	(10)	(67)	(200)	788
Currency translation adjustments	(2)	—	(9)	—

Other comprehensive income (loss)	(12)	(67)	(209)	788

Comprehensive income	$6,424	$1,954	$17,588	$6,315

3. Inventories

Inventories consist of the following:

	(in thousands)
	January 31, 2005	April 30, 2004
	(unaudited)
Raw materials and purchased parts	$16,371	$18,168
Work-in-process	12,667	13,357
Finished goods	1,436	1,220

	$30,474	$32,745

ADE CORPORATION

NOTES TO UNAUDITED CONSOLIDATED

FINANCIAL STATEMENTS

(unaudited)

4. Assets Held for Sale

In February 2003, the Company’s Board of Directors approved a plan to sell the Company’s Newton, Massachusetts property, which housed the Company’s ADE Technologies, Inc. (“ATI”) subsidiary. The operations of ATI were relocated to the Company’s Westwood, Massachusetts facility during the fourth quarter of fiscal 2003. The Company listed the property for sale and actively looked for a buyer. In accordance with Statement of Financial Accounting Standards No. 144 (“SFAS 144”), “Accounting for the Impairment or Disposal of Long-Lived Assets,” the Company classified the assets associated with the Newton property as “Available for Sale” and ceased depreciation on the assets. As required by SFAS 144, in order to classify this property as “Available for Sale,” it must be probable that it will be sold within one year unless certain criteria are met. During the time that the Newton property was listed for sale, the real estate market for industrial properties in the Boston area was sluggish. The Company responded to these market conditions by decreasing the asking price of the property and recorded charges of $378,000 during fiscal year 2004 to general and administrative expenses to reduce the net carrying value of the assets to the fair value less the cost to sell the property. The fair value of the property was determined by the Company’s best estimate of the current market value of the property as a result of negotiations with potential buyers since the property was listed for sale. On June 25, 2004, the Company entered into a purchase and sale agreement with a buyer for the Newton property. The sale of the Newton property was completed on December 2, 2004. The Company received net proceeds of $4.4 million. A gain of approximately $69,000 was recognized on the transaction and was recorded as income in the Company’s consolidated statement of operations for the quarter ended January 31, 2005.

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

	(in thousands)
	January 31, 2005	April 30, 2004
	(unaudited)
License fees at cost	$1,400	$1,400
Accumulated amortization	(830)	(717)

Net carrying value	$570	$683

Amortization expense was $38,000 for the three months ended January 31, 2005 and 2004, respectively, and $113,000 for the nine months ended January 31, 2005 and 2004, respectively. Estimated annual amortization is $178,000, $316,000 and $189,000 for the fiscal years ending April 30, 2005, 2006 and 2007, respectively.

ADE CORPORATION

NOTES TO UNAUDITED CONSOLIDATED

FINANCIAL STATEMENTS

(unaudited)

6. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consist of the following:

	(in thousands)
	January 31, 2005	April 30, 2004
	(unaudited)
Accrued salaries, wages, vacation pay and incentive compensation	$3,476	$2,144
Accrued commissions	839	1,271
Accrued warranty costs	1,485	1,257
Deferred revenue	3,251	2,367
Other	3,908	3,518

	$12,959	$10,557

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

	(In thousands, except per share data) Three months ended January 31,		(In thousands, except per share data) Nine months ended January 31,
	2005	2004	2005	2004
	(unaudited)		(unaudited)
Net income, as reported	$6,436	$2,021	$17,797	$5,527
Add back: Stock-based compensation included in net income, as reported	5	37	20	37
Deduct: Total stock-based employee compensation expense determined under fair value based method, net of related income taxes	336	154	1,091	842

Pro forma net income	$6,105	$1,904	$16,726	$4,722

Net earnings per share:
Basic - as reported	$0.46	$0.15	$1.27	$0.40
Basic - pro forma	$0.43	$0.14	$1.19	$0.34
Diluted - as reported	$0.45	$0.14	$1.25	$0.39
Diluted - pro forma	$0.43	$0.13	$1.17	$0.34

ADE CORPORATION

NOTES TO UNAUDITED CONSOLIDATED

FINANCIAL STATEMENTS

(unaudited)

8. Earnings Per Share

Basic earnings per share is computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share is computed using the weighted average number of common shares outstanding and gives effect to all dilutive potential common shares outstanding during the period. For the three months ended January 31, 2005 and 2004, respectively, 363,362 and 67,000 common shares issuable upon the exercise of stock options have been excluded from the computation of diluted earnings per share, as their effect would have been antidilutive because the exercise price of the options was greater than the average market value of the Company’s common stock during the respective periods. For the nine months ended January 31, 2005 and 2004, respectively, 361,000 and 595,327 common shares issuable upon the exercise of stock options have been excluded from the computation of diluted earnings per share, as their effect would have been antidilutive because the exercise price of the options was greater than the average market value of the Company’s stock during the respective periods.

The following is a reconciliation of the shares used in calculating basic and diluted earnings per share:

	(in thousands) Three months ended January 31,		(in thousands) Nine months ended January 31,
	2005	2004	2005	2004
	(unaudited)
Shares used in computation:
Weighted average common stock outstanding used in computation of basic earnings per share	14,065	13,934	14,038	13,859
Dilutive effect of stock options outstanding	220	316	238	218

Shares used in computation of diluted earnings per share	14,285	14,250	14,276	14,077

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

The Company’s reportable segments are determined based upon information used to evaluate the business by the chief operating decision maker, which includes the nature of the products, the external customers and customer industries and the sales and distribution methods used to market the products. The Company evaluates performance based upon profit or loss from operations. The Company does not measure the assets allocated to the segments. Management fees representing certain services provided by corporate offices have been allocated to each of the reportable segments based upon the usage of those services by each segment. Additionally, other income, the provision for (benefit from) income taxes and the equity in net earnings of affiliated companies are not included in segment profitability. For the reportable segments, intersegment sales are recorded at cost plus 20% and are eliminated in consolidation.

ADE CORPORATION

NOTES TO UNAUDITED CONSOLIDATED

FINANCIAL STATEMENTS

(unaudited)

9. Segment Reporting (Continued)

	(in thousands)
	SSG	PST	ATI	Total
For the quarter ended January 31, 2005
Revenue from external customers	$15,528	$10,719	$3,258	$29,505
Intersegment revenue	171	23	129	323
Income from operations	1,445	4,315	548	6,308
Depreciation and amortization expense	402	130	4	536
Capital expenditures	19	82	149	250

For the quarter ended January 31, 2004
Revenue from external customers	$16,589	$4,290	$2,250	$23,129
Intersegment revenue	—	—	176	176
Income (loss) from operations	1,155	771	(353)	1,573
Depreciation and amortization expense	504	136	25	665
Capital expenditures	389	73	—	462

	(in thousands)
	SSG	PST	ATI	Total
For the nine months ended January 31, 2005
Revenue from external customers	$54,042	$24,088	$8,977	$87,107
Intersegment revenue	216	217	350	783
Income from operations	9,474	7,604	828	17,906
Depreciation and amortization expense	1,290	397	13	1,700
Capital expenditures	155	82	165	402

For the nine months ended January 31, 2004
Revenue from external customers	$42,598	$13,056	$6,548	$62,202
Intersegment revenue	48	—	231	279
Income (loss) from operations	1,347	2,358	(516)	3,189
Depreciation and amortization expense	1,834	385	77	2,296
Long-lived asset impairment	200	—	—	200
Capital expenditures	345	102	—	447

ADE CORPORATION

NOTES TO UNAUDITED CONSOLIDATED

FINANCIAL STATEMENTS

(unaudited)

The following is a reconciliation for the above items where aggregate reportable segment amounts differ from amounts contained in the Company’s consolidated financial statements.

	Three months ended January 31,		Nine months ended January 31,
	2005	2004	2005	2004
Total external revenue for reportable segments	$29,505	$23,129	$87,107	$62,202
Net impact of revenue recognition on sales to affiliate	—	—	—	199

Total consolidated revenue	$29,505	$23,129	$87,107	$62,401

Total operating income for reportable segments	$6,308	$1,573	$17,906	$3,189
Net impact of intercompany gross profit eliminations and deferred profit on sales to affiliate	(30)	—	(55)	31

Total consolidated operating income	$6,278	$1,573	$17,851	$3,220

10. Commitments and Contingencies

Pending Litigation

On October 12, 2000, the Company filed a patent infringement lawsuit against KLA-Tencor Corporation (“KLA”), a competitor, in United States District Court in Delaware. In the suit, the Company seeks damages and a permanent injunction against further infringement of United States Patent Numbers 6,118,525 and 6,292,259, both entitled “Wafer Inspection System for Distinguishing Pits and Particles.” KLA responded by filing counterclaims alleging that the Company has infringed four patents owned by KLA. KLA seeks damages for the alleged patent infringement and a permanent injunction against future infringement. In addition, KLA seeks a declaration that United States Patent Numbers 6,118,525 and 6,292,259, owned by the Company, are invalid and not infringed by KLA. On March 13, 2003, the District Court issued a ruling upholding KLA’s principal arguments with respect to ADE’s claims of infringement. On August 15, 2003, the District Court issued rulings upholding ADE’s principal arguments with respect to KLA’s claims of infringement for two of KLA’s asserted patents. On February 4, 2004, a jury in the United States District Court in Delaware returned a verdict in favor of ADE invalidating all the remaining claims asserted by KLA. A final judgment has now been issued by the court in ADE’s favor on all of KLA’s counterclaims. The Company has appealed some of the District Court’s rulings to the United States Court of Appeals for the Federal Circuit. On or about January 31, 2005, the Company and KLA entered into a settlement agreement that resulted in dismissal with prejudice of the lawsuit against both the Company and KLA and of all related claims. Although terms of the settlement are confidential, the settlement agreement had no material effect on the Company’s financial position or results of operations.

On October 18, 2002, a former employee of the Company filed a civil action against the Company in Massachusetts Superior Court, Suffolk County, alleging that the Company breached his employment contract with the Company and seeking damages of an unspecified amount. The Company filed an answer to the former employee’s complaint denying his allegations, and believes that the former employee’s claim lacks merit. The Company also filed counterclaims against the employee. On July 15, 2003, the former employee amended his complaint to add related allegations and to add Dr. Koliopoulos and Mr. James as individual defendants. The parties have reached a confidential settlement agreement that is in the process of being executed. The Company believes that a majority of the settlement amount and the Company’s related expenses will be covered under the Company’s insurance policies.

In addition to the matters noted above, from time to time the Company is subject to legal proceedings and claims in the ordinary course of business. In the opinion of management, the amount of ultimate expense with respect to any other current legal proceedings and claims will not have a material adverse effect on the Company’s financial position or results of operations.

ADE CORPORATION

NOTES TO UNAUDITED CONSOLIDATED

FINANCIAL STATEMENTS

(unaudited)

Guarantor agreements

The Company has an agreement with a vendor whereby it guarantees the expenses incurred by certain of the Company’s employees. The term of the agreement is from execution until cancellation and payment of any outstanding amounts. The Company would be required to pay any unsettled employee expenses upon notification from the vendor. The maximum potential amount of future payments the Company could be required to make under this agreement is not significant. As a result, the Company believes the estimated fair value of these agreements is minimal. Accordingly, no liabilities have been recorded for this guaranty as of January 31, 2005.

Pursuant to one of the provisions in the Company’s standard terms and conditions of sale, the Company agrees, subject to certain limitations and conditions, to defend any suit or proceeding brought against a customer based on a claim that the Company’s equipment, standing alone, infringes a United States patent or copyright or misappropriates a trade secret protected under United States law. Actions arising under such provision may only be brought by customers within two years after the cause of action arises. The maximum potential amount of payments the Company may be required to make under such provision is limited to the total purchase price of the Company’s equipment sold under the particular contract. The Company has never incurred costs to defend lawsuits or settle claims related to these customer contract provisions. As a result, the Company believes the estimated exposure of these provisions is minimal. Accordingly, the Company has no liabilities recorded for these provisions as of January 31, 2005.

The Company warrants that its products will perform in all material respects in accordance with its standard published specifications. The term of the Company’s standard warranty is 12 months. The Company accrues 2% or 3% of product revenues, based on history, to provide for estimated warranty costs, depending on which business unit made the sale. The following is a reconciliation of the quarterly activity in the Company’s warranty liability for the three and nine months ended January 31, 2005 and 2004.

	(in thousands) Three months ended January 31,		(in thousands) Nine months ended January 31,
	2005	2004	2005	2004
	(unaudited)		(unaudited)
Accrued warranty, beginning balance	$1,505	$1,079	$1,257	$1,041

Accruals for warranties issued	164	226	881	600
Warranty settlements made	(184)	(124)	(653)	(460)

Accrued warranty, ending balance	$1,485	$1,181	$1,485	$1,181

ADE CORPORATION

NOTES TO UNAUDITED CONSOLIDATED

FINANCIAL STATEMENTS

(unaudited)

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

In December 2004, the FASB issued Statement of Financial Accounting Standards No. 123 (revised 2004) (“SFAS 123R”), “Share-Based Payment.” SFAS 123R requires that the cost resulting from all share-based payment transactions be measured using a fair-value method and be recognized in the financial statements. SFAS 123R is effective as of the beginning of the first interim or annual reporting period that begins after June 15, 2005. SFAS 123R is effective for the Company’s second quarter of fiscal 2006 beginning August 1, 2005. The adoption of SFAS 123R will have a material impact on the Company’s financial position and results of operations. The Company is evaluating what transition method to select upon adoption.

In December 2004, the FASB issued Statement of Financial Accounting Standards No. 153, “Exchanges of Nonmonetary Assets, an amendment of APB Opinion No. 29.” SFAS No. 153 addresses the measurement of exchanges of nonmonetary assets and redefines the scope of transactions that should be measured based on the fair value of the assets exchanged. SFAS No. 153 is effective for the Company for nonmonetary asset exchanges after June 15, 2005. The adoption of SFAS No. 153 is not expected to have a material effect on the Company’s consolidated financial position or results of operations.

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

Historically, the semiconductor wafer and device industries and the magnetic data storage industry have been highly cyclical and have experienced both rapid periods of growth and rapid downturns that can be abrupt and result in significant changes in revenue and profits. During an industry wide downturn, the demand for capital equipment significantly decreases as the Company’s customers reduce production of semiconductor wafers and devices. Beginning in fiscal year 2002, the Company experienced decreased demand for its products in all business segments as a result of the downturn in the semiconductor wafer and device manufacturing industries as well as the data storage industry. Consequently, the Company experienced reduced order levels and revenues during fiscal year 2002 and early fiscal 2003. In response to the industry downturn, the Company underwent cost reduction measures, including headcount reductions, and focused its research and development activities on projects to place the Company in the best possible position for the next wave of capital spending in the semiconductor wafer and device manufacturing industries as well as the magnetic data storage industry. Beginning in the second half of fiscal year 2003 and continuing through the third quarter of fiscal year 2005, the Company experienced sequential increases in quarterly revenue and backlog in all but the first quarter of fiscal 2004. As a result, the Company has achieved profitability, on a quarterly basis, since the third quarter of fiscal year 2003. These results were due in part to increased order activity from Asia and Japan during fiscal years 2003, 2004 and the first quarter of fiscal 2005 as well as the aforementioned cost reduction measures. However, although revenue for the third quarter of fiscal 2005 increased compared to the second quarter and the Company achieved a book to bill ratio of one to one, the Company’s bookings decreased consecutively in the second and third quarters of fiscal 2005 on an absolute dollar basis. At this time, the Company cannot determine if this decrease in order activity is indicative of the beginning of a down cycle in the semiconductor manufacturing industry or if it is just a momentary pause while the industry absorbs the equipment ordered in the recent expansion. As such, the Company makes no assurances that current order, revenue, backlog and profit levels can be sustained in future periods.

The following information should be read in conjunction with the unaudited consolidated financial statements and notes thereto included in this quarterly report and the audited consolidated financial statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in the Company’s Annual Report on Form 10-K for the fiscal year ended April 30, 2004.

Forward-Looking Statements

This quarterly report on Form 10-Q contains statements which constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 and Federal securities laws. Statements that make reference to the Company’s expectations, predictions and anticipations are subject to known and unknown risks and uncertainties that could cause actual results to differ materially from those expressed by such statements and should be considered forward-looking statements. These statements include, but are not limited to, expectations about the Company’s performance in the fourth quarter of fiscal 2005, risks and uncertainties associated with the strength of the semiconductor and magnetic data storage markets, wafer pricing and wafer demand, the results of product development efforts, the success of the Company’s product offerings in meeting customer needs within the timeframes required by customers in these markets, further increases in backlog, the Company’s visibility, the Company’s ability to maintain current gross profit levels, expectations about the impact of Statement of Financial Accounting Standards No. 123 (revised 2004)

and its predictions of future financial outcomes. Subject to applicable law, the Company disclaims any intent or obligation to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise. Further information on potential factors that could affect the Company’s business is described in “Other Risk Factors and Trends” appearing at the end of this Management’s Discussion and Analysis of Financial Condition and Results of Operations and in the Company’s reports on file with the Securities and Exchange Commission, including its Annual Report on Form 10-K for the fiscal year ended April 30, 2004.

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

Accounting for Income Taxes

The Company records income taxes using the asset and liability method. Deferred income tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective income tax bases, and operating loss and tax credit carryforwards. The Company’s financial statements contain certain deferred tax assets, which have arisen primarily as a result of operating losses incurred in prior years, as well as other temporary differences between book and tax accounting. Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes,” requires the establishment of a valuation allowance to reflect the likelihood of the realization of deferred tax assets. Significant management judgment is required in determining the Company’s provision for income taxes, its deferred tax assets and liabilities and any valuation allowance recorded against its net deferred tax assets. The Company evaluates the weight of all available evidence to determine whether it is more likely than not that some portion or all of the deferred income tax assets will not be realized. As of January 31, 2005, the Company has a valuation allowance against the full amount of its deferred tax assets. The Company recorded a full valuation allowance during fiscal 2002. The decision to record the valuation allowance required significant judgment. Had the Company not recorded this allowance, it would have reported materially different results. If the realization of deferred tax assets in the future is considered more likely than not, an adjustment to the deferred tax assets would increase net income in the period such determination was made. The amount of the deferred tax asset considered realizable is based on significant estimates, and it is at least reasonably possible that changes in these estimates in the near term could materially affect the Company’s financial condition and results of operations. The Company will continue to evaluate both the positive and negative evidence obtained from actual and forecasted results to determine if the deferred tax assets are realizable. It is possible that all, or a portion, of the valuation allowance will be released by the end of fiscal 2005. The Company’s effective tax rate may vary from period to period based on changes in estimated taxable income or loss, changes to the valuation allowance, changes to federal, state or foreign tax laws, and deductibility of certain costs and expenses by jurisdiction.

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

Results of Operations

Three Months Ended January 31, 2005 compared to Three Months Ended January 31, 2004

Systems and parts revenue. Systems and parts revenue increased 26% to $26.4 million in the third quarter of fiscal 2005 from $20.9 million in the third quarter of fiscal 2004. Systems and parts revenue in the SSG segment decreased 11% to $13.0 million in the third quarter of fiscal 2005 compared to $14.6 million in the year earlier period. The decrease in revenues from the SSG segment primarily reflects decreased orders for capacitance-based flatness tools in favor of the Company’s newer optical-based flatness tools, which are sold by the Company’s PST segment. System and parts revenue in the PST segment increased 153% to $10.6 million in the third quarter of fiscal 2005 compared to $4.2 million in the year earlier period. The increase in revenue from the PST segment was due primarily to increased demand for its optical-based flatness tools. System and parts revenue from the products that are marketed to the data storage industry by the Company’s ATI segment increased 38% to $3.2 million in the third quarter of fiscal 2005 compared to $2.3 million in the year earlier period. The increase can be attributed primarily to increased demand for ATI’s magnetics products.

The Company’s total revenue by industry is distributed as follows:

	Three months ended January 31,
	2005	2004
Wafer	80%	80%
Device / OEM	10%	10%
Magnetic Data Storage	10%	10%

Total	100%	100%

The Company’s total revenue by region is distributed as follows:

	Three months ended January 31,
	2005	2004
United States	13%	12%
Japan	51%	40%
Asia	13%	31%
Europe	23%	17%

Total	100%	100%

The geographical distribution of revenues can fluctuate from quarter to quarter due to differences in the timing and rate of capital expenditures between geographical regions.

Service revenue. Service revenue increased 38% to $3.1 million in the third quarter of fiscal 2005 compared to $2.2 million in the third quarter of fiscal 2004. The Company’s service revenue consists of fees for installation, training, product maintenance and technical support services. The majority of the Company’s service revenue is derived from the SSG segment. The increase is primarily due to service calls related to customers bringing and keeping equipment on-line to meet higher demand levels.

Gross profit – systems and parts. Gross profit on systems and parts decreased slightly to 56% in the third quarter of fiscal 2005 from 57% in the third quarter of fiscal 2004. Gross profit in the SSG segment decreased to 54% in the third quarter of fiscal 2005 compared to 58% in the third quarter of fiscal 2004 due primarily to changes in geographical sales mix. Gross profit in the PST segment decreased to 61% in the third quarter of fiscal 2005 compared to 63% in the third quarter of fiscal 2004 due primarily to changes in geographical sales mix. The decrease in gross profit from the SSG and PST segments was partially offset by an increase in gross profit in the ATI segment. Gross profit in the ATI segment increased to 47% in the third quarter of fiscal 2005 compared to 31% in the third quarter of fiscal 2004 due to continuing improvements in cost control, efficiencies and changes in product mix. In general, sales to Japan are made through distributors who buy the Company’s products at a discount and then perform installation and service after reselling the products to the end user. As a result, sales to Japan tend to have a lower gross margin than sales made to other parts of the world, which are made through internal and external sales representatives who are compensated by means of commissions. Commissions expense is included in marketing and sales expense.

Gross profit – service. Gross profit from service increased to 20% in the third quarter of fiscal 2005 compared to (8%) in the third quarter of fiscal 2004. The increased gross profit was primarily the result of both increased revenues related to service calls and decreased material and repair costs compared to the third quarter of fiscal 2004.

Research and development. Research and development expense for the third quarter of fiscal 2005 increased $0.4 million, or 12%, to $4.1 million compared to $3.7 million in the third quarter of fiscal 2004, but decreased as a percentage of revenue to 14% compared to 16% in the third quarter of fiscal 2004. The increase was due primarily to higher payroll expense. The decrease in expense as a percentage of revenues reflects the increased revenue mentioned above. The company expects research and development expense for the fourth quarter of fiscal 2005 to remain flat or decrease slightly in absolute dollars compared to the third quarter of fiscal 2005. The Company continues to invest in its semiconductor wafer and device industry products as well as new products for the magnetic storage industry, including those that measure the magnetic properties of materials used in manufacturing disk drives.

Marketing and sales. Marketing and sales expense decreased $0.3 million, or 10%, to $2.7 million in the third quarter of fiscal 2005 from $3.0 million in the third quarter of fiscal 2004 and decreased to 9% as a percentage of revenue compared to 13% in the third quarter of fiscal 2004. The decrease in expense was a result of a $0.7 million decrease in external commission expense, which was partially offset by a $0.2 million increase in payroll expense. The Company expects marketing and sales expense to increase in the fourth quarter of fiscal 2005 to the $4.1 to $4.4 million range due to higher commission expense as shipments to the Asia-Pacific region, where ADE engages external sales representatives, are expected to increase significantly. The mix of sales channels through which the Company’s products are sold may also have a significant impact on the Company’s marketing and sales expense and the results in any period may not be indicative of marketing and sales expense for future periods.

General and administrative. General and administrative expense decreased $1.0 million, or 30%, to $2.4 million in the third quarter of fiscal 2005 from $3.4 million in the third quarter of fiscal 2004 and decreased as a percentage of revenue to 8% from 15% in the third quarter of 2004. Expense decreased primarily as a result of a $1.5 million decrease in legal expense which was partially offset by higher regulatory compliance related expense and incentive compensation expense of $0.5 million.

The decrease in expense as a percentage of revenues reflects the increased revenue mentioned above. The Company expects general and administrative expense to remain at or near current levels in absolute dollars in the fourth quarter of fiscal 2005 compared to the third quarter of fiscal 2005.

Interest income. Interest income was $182,000 in the third quarter of fiscal 2005 compared to interest income of $47,000 in third quarter of fiscal 2004. The increase in interest income was the result of an increase in invested cash balances and increased investment returns during the third quarter of fiscal 2005.

Interest expense. Interest expense was $70,000 in the third quarter of fiscal 2005 compared to interest expense of $76,000 in the third quarter of fiscal 2004. The decrease in interest expense was primarily due to a decrease in the principal balance of the Company’s 1999 Industrial Development Bond for its Tucson, Arizona facility.

Income taxes. The provision for income taxes was $117,000 in the third quarter of fiscal 2005 compared to a provision for income taxes of $11,000 in the third quarter of fiscal 2004. The provision for income taxes consists of federal and state alternative minimum taxes and foreign income taxes. The Company has a full valuation allowance against its deferred tax assets at January 31, 2005. Significant management judgment is required in determining the Company’s provision for income taxes, its deferred tax assets and liabilities and any valuation allowance recorded against its net deferred tax assets. The Company evaluates the weight of all available evidence to determine whether it is more likely than not that some portion or all of the deferred income tax assets will not be realized. If the realization of deferred tax assets in the future is considered more likely than not, an adjustment to the deferred tax assets would increase net income in the period such determination was made. The amount of the deferred tax asset considered realizable is based on significant estimates, and it is at least reasonably possible that changes in these estimates in the near term could materially affect the Company’s financial condition and results of operations. The Company will continue to evaluate both the positive and negative evidence obtained from actual and forecasted results to determine if the deferred tax assets are realizable. It is possible that all, or a portion, of the valuation allowance may be released by the end of fiscal 2005.

Nine Months Ended January 31, 2005 compared to Nine Months Ended January 31, 2004

Systems and parts revenue. Systems and parts revenue increased 40% to $77.7 million in the nine months ended January 31, 2005 from $55.6 million in the year earlier period. Systems and parts revenue in the SSG segment increased 26% to $46.0 million in the nine months ended January 31, 2005 compared to $36.5 million in the year earlier period. The increase in revenue from the Company’s products in the SSG segment reflects increased demand for the Company’s products throughout the world as semiconductor wafer manufacturers have continued to increase capacity in their production of 300mm wafers. System and parts revenue in the PST segment increased 86% to $23.6 million in the nine months ended January 31, 2005 compared to $12.7 million in the year earlier period. The increase in revenue from the PST segment was due primarily to increased demand for its optical-based flatness tools. System and parts revenue from the products that are marketed to the data storage industry by the Company’s ATI segment increased 37% to $8.8 million in the nine months ended January 31, 2005 compared to $6.5 million in the year earlier period. The increase can be attributed primarily to increased demand for ATI’s magnetics products.

The Company’s total revenue by industry is distributed as follows:

	Nine months ended January 31,
	2005	2004
Wafer	81%	81%
Device / OEM	9%	8%
Magnetic Data Storage	10%	11%

Total	100%	100%

The Company’s total revenue by region is distributed as follows:

	Nine months ended January 31,
	2005	2004
United States	17%	13%
Japan	47%	53%
Asia	20%	22%
Europe	16%	12%

Total	100%	100%

Service revenue. Service revenue increased 38% to $9.4 million in the nine months ended January 31, 2005 compared to $6.8 million in the year earlier period. The increase is primarily due to service calls related to customers bringing and keeping equipment on-line to meet higher demand levels.

Gross profit – systems and parts. Gross profit on systems and parts increased to 57% in the nine months ended January 31, 2005 from 55% in the year earlier period. Gross profit in the SSG segment increased to 58% in the nine months ended January 31, 2005 from 56% in the year earlier period due to continuing improvements in cost controls, efficiencies and changes in geographical sales mix. Gross profit in the ATI segment increased to 43% in the nine months ended January 31, 2005 from 39% in the year earlier period due to continuing improvements in cost controls, efficiencies and changes in product mix. The increase in gross profit from the SSG and ATI segments was partially offset by a decrease in gross profit in the PST segment. Gross profit in the PST segment decreased to 58% in the nine months ended January 31, 2005 from 60% in the year earlier period due primarily to changes in geographical sales mix.

Gross profit – service. Gross profit from service increased to 23% in the nine months ended January 31, 2005 compared to (8%) in the year earlier period. The increased gross profit was primarily the result of both increased revenues related to service calls and decreased material and repair costs in the nine months ended January 31, 2005 compared to the year earlier period.

Research and development. Research and development expense increased $0.3 million, or 3%, to $11.4 in the nine months ended January 31, 2005 compared to $11.1 million in the year earlier period, but decreased as a percentage of revenue to 13% in the nine months ended January 31, 2005 compared to 18% in the year earlier period. The increase in expense was primarily due to higher payroll expense. The decrease in expense as a percentage of revenues reflects the increased revenue mentioned above.

Marketing and sales. Marketing and sales expense increased $1.6 million, or 21%, to $9.0 million in the nine months ended January 31, 2005 from $7.4 million in the year earlier period but decreased as a percentage of revenue to 10% in the nine months ended January 31, 2005 compared to 12% in the year earlier period. Expense increased primarily as a result of a $1.1 million increase in payroll and external commission expenses during the nine months ended January 31, 2005. The decrease in expense as a percentage of revenues reflects the increased revenue mentioned above.

General and administrative. General and administrative expense decreased $0.2 million, or 2%, to $7.9 million in the nine months ended January 31, 2005 from $8.1 million in the year earlier period and decreased as a percentage of revenue to 9% from 13% in the year earlier period. Expense decreased primarily as a result of a $2.5 million decrease in legal and facility related expenses which was mostly offset by an increase in regulatory compliance and incentive compensation expense of $2.3 million. The decrease in expense as a percentage of revenues reflects the increased revenue mentioned above.

Interest income. Interest income was $379,000 in the nine months ended January 31, 2005 compared to interest income of $181,000 in the year earlier period. The increase in interest income was the result of an increase in invested cash balances and increased investment returns during the nine months ended January 31, 2005.

Interest expense. Interest expense was $203,000 in the nine months ended January 31, 2005 compared to interest expense of $370,000 in the year earlier period. The decrease in interest expense was primarily due to the Company’s retirement of its 1996 and 1997 Industrial Development Bonds in the first quarter of fiscal 2004.

Income taxes. The provision for income taxes was $444,000 in the nine months ended January 31, 2005 compared to a benefit from income taxes of $174,000 in the year earlier period. The provision for income taxes in the nine months ended January 31, 2005 consists of federal and state alternative minimum taxes and foreign income taxes. The benefit from income taxes in the nine months ended January 31, 2004 was due to a federal income tax refund of $367,000 for the years 1996 through 2000, which was offset somewhat by state, foreign and alternative minimum income taxes.

Equity in net earnings of affiliated companies. Equity in net earnings of affiliated companies was $0 in the nine months ended January 31, 2005 compared to $48,000 in the year earlier period. As of July 24, 2003, as a result of the reduction of the Company’s 50% investment in JAL to 9%, and the change in accounting method from the equity method to the cost method, the Company no longer records JAL’s earnings in its statement of operations.

Liquidity and Capital Resources

At January 31, 2005, the Company had $64.8 million in cash and cash equivalents and $96.9 million in working capital. In addition, the Company had $0.6 million in restricted cash used as a security deposit for the Company’s lease of its Westwood, Massachusetts headquarters.

Cash provided by operating activities for the nine months ended January 31, 2005 was $18.5 million. This amount resulted from net income of $17.8 million adjusted for non-cash charges of $1.6 million and a $0.8 million net decrease in working capital accounts. Non-cash items consisted primarily of $1.7 million of depreciation and amortization offset by $0.1 million of amortization of gain from the sale-leaseback of the Westwood, Massachusetts headquarters and production facility in the first quarter of fiscal 2004, and a $0.1 million gain on the sale from the Newton, Massachusetts facility in the third quarter of fiscal 2005. Working capital items consisted primarily of a decrease in inventory of $2.3 million combined with increases in accounts receivable of $5.7 million, prepaid expenses and other current assets of $0.1 million, accounts payable of $0.3 million, and accrued expenses and other current liabilities of $2.4 million. The decrease in inventory was due to the shipment of products during the quarter. The increase in accounts receivable was due to an increase of shipments during the third quarter of fiscal 2005 as well as the timing of those shipments. The increase in prepaid expenses and other current assets was due to the timing of payments to vendors. The increase in accounts payable was primarily due to the timing of payments to vendors. The increase in accrued expenses and other current liabilities was primarily due to increases in accrued salaries, wages and incentive compensation of $1.3 million, an increase in deferred revenue of $0.9 million and a $0.4 million increase in other accrued expenses which was primarily related to the Company’s ongoing regulatory compliance efforts.

Cash provided by investing activities for the nine months ended January 31, 2005 was $4.0 million, and consisted primarily of $4.4 million from the sale of the company’s Newton, Massachusetts facility in the third quarter of fiscal 2005 offset by $0.4 million in purchases of fixed assets.

Cash provided by financing activities for the nine months ended January 31, 2005 was $0.7 million, which consisted of $0.8 million of aggregate proceeds from the issuance of common stock from the exercise of stock options and stock purchased through the Company’s employee stock purchase plan. These proceeds were slightly offset by $0.1 million of principal repayments of long-term debt.

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

On July 22, 2004, the Company entered into a Standby Letter of Credit Agreement with Fleet National Bank in the amount of $4.5 million. One letter of credit issued under this facility serves as collateral for the $3.9 million principal balance on Company’s IDB issued through the Industrial Development Authority of the County of Pima, Arizona and replaces a letter of credit the Company had with another financial institution. Another letter of credit under this facility serves as collateral along with a $0.6 million cash security deposit required by the lease agreement for the Company’s Westwood, Massachusetts headquarters building. The facility bears a fee of 1.5% per annum of the face amount of each letter of credit. Under the terms of the Letter of Credit Agreement, the Company is required to comply with certain financial covenants. As of January 31, 2005, the Company is in compliance with these covenants.

On December 10, 2004 the Company entered a lease agreement with Fleet Capital Corporation for certain research and development equipment. The term of the lease is 60 months and the monthly rent is $36,812.

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

The following table discloses the Company’s contractual payment obligations as of January 31, 2005. The operating lease and consulting agreement obligations are not included in the unaudited consolidated financial statements included in “Item 1. Financial Information.” The principal portion of the long-term debt is included in the unaudited consolidated financial statements. The long-term debt payments in the table below include both principal and interest. The unconditional purchase order obligations primarily represent open purchase orders for inventory, a significant portion of which is necessary to produce and ship orders from the Company’s backlog.

	Payments due by period (in thousands)
	Less than 1 year	1-3 years	3-5 years	More than 5 years	Total
Long term debt obligations	$372	$744	$3,289	$—	$4,405
Operating lease obligations	2,337	3,773	2,984	11,018	20,112
Unconditional purchase order obligations	7,660	113	—	—	7,773
Consulting agreement	143	—	—	—	143

	$10,512	$4,630	$6,273	$11,018	$32,433

The Company expects to meet its near-term working capital needs and capital expenditures primarily through available cash and cash equivalents, which will primarily be generated from sales to both existing and new customers. However, the Company can provide no assurance that it will be able to maintain its current customer base or acquire new customers.

Other Risk Factors and Trends

Capital expenditures by semiconductor wafer and device manufacturers historically have been cyclical as they in turn depend upon the current and anticipated demand for integrated circuits. While the semiconductor industry appeared to have emerged from the most recent severe down cycle, it is not clear whether this recovery is still continuing for semiconductor wafer manufacturers, who have historically accounted for approximately 70% to 80% of the Company’s revenue. In addition, the Company cannot determine at this time if the current uncertainty in the industry is indicative of an impending slowdown or if the recent upward cycle will resume. The data storage industry has been in a period of oversupply and excess manufacturing capacity for an extended period of time and this has also had an adverse impact on the Company. The data storage industry is also showing signs of recovery, but the outlook for sustained long-term growth in this industry is also uncertain. At January 31, 2005, the Company’s backlog was $48.2 million. The Company remains uncertain about how long current revenue levels can be sustained. The Company continues to evaluate its cost structure relative to expected revenue and will continue to implement aggressive cost containment measures where necessary. However, the Company cannot provide assurance that it will be able to implement cost containment measures in a timely or cost effective manner.

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

In December 2004, the FASB issued Statement of Financial Accounting Standards No. 123 (revised 2004), (“SFAS 123R”), “Share-Based Payment.” SFAS 123R requires that the cost resulting from all share-based payment transactions be measured using a fair-value method and be recognized in the financial statements. SFAS 123R is effective as of the beginning of the first interim or annual reporting period that begins after June 15, 2005. SFAS 123R is effective for the Company’s second quarter of fiscal 2006 beginning August 1, 2005. The adoption of SFAS 123R will have a material impact on the Company’s financial position and results of operations. The Company is evaluating what transition method to select upon adoption.

In December 2004, the FASB issued Statement of Financial Accounting Standards No. 153, “Exchanges of Nonmonetary Assets, an amendment of APB Opinion No. 29.” SFAS No. 153 addresses the measurement of exchanges of nonmonetary assets and redefines the scope of transactions that should be measured based on the fair value of the assets exchanged. SFAS No. 153 is effective for the Company for nonmonetary asset exchanges after June 15, 2005. The adoption of SFAS No. 153 is not expected to have a material effect on the Company’s consolidated financial position or results of operations.

Item 3. Quantitative and Qualitative Disclosures About Market Risk:

At January 31, 2005, the Company’s exposure to market risk relates primarily to changes in interest rates on its investment portfolio. The Company’s cash equivalents consist primarily of fixed income securities. The Company invests only with high credit quality issuers and does not use derivative financial instruments in its investment portfolio. The Company does not believe that a sharp increase or decrease in interest rates would have a material adverse impact on the fair value of its investment portfolio. The Company’s long-term borrowings are at fixed interest rates.

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

The Company maintains a system of internal accounting controls that are designed to provide reasonable assurance that the Company’s transactions are properly recorded, that the Company’s assets are safeguarded against unauthorized or improper use and that the Company’s transactions are properly recorded and reported. As part of the evaluation of the Company’s disclosure controls and procedures, the Company evaluated its internal control over financial reporting. There have been no changes to the Company’s internal control over financial reporting during the third fiscal quarter of 2005 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II.

OTHER INFORMATION

Item 1. Legal Proceedings:

As previously reported in the Company’s Annual Report on Form 10-K for the fiscal year ended April 30, 2004, on October 12, 2000, the Company filed a patent infringement lawsuit against KLA-Tencor Corporation (“KLA”), a competitor, in United States District Court in Delaware. In the suit, the Company seeks damages and a permanent injunction against further infringement of United States Patent Numbers 6,118,525 and 6,292,259, both entitled “Wafer Inspection System for Distinguishing Pits and Particles.” KLA responded by filing counterclaims alleging that the Company has infringed four patents owned by KLA. KLA seeks damages for the alleged patent infringement and a permanent injunction against future infringement. In addition, KLA seeks a declaration that United States Patent Numbers 6,118,525 and 6,292,259, owned by the Company, are invalid and not infringed by KLA. On March 13, 2003, the District Court issued a ruling upholding KLA’s principal arguments with respect to ADE’s claims of infringement. On August 15, 2003, the District Court issued rulings upholding ADE’s principal arguments with respect to KLA’s claims of infringement for two of KLA’s asserted patents. On February 4, 2004, a jury in the United States District Court in Delaware returned a verdict in favor of ADE invalidating all the remaining claims asserted by KLA. A final judgment has now been issued by the court in ADE’s favor on all of KLA’s counterclaims. The Company has appealed some of the District Court’s rulings to the United States Court of Appeals for the Federal Circuit. On or about January 31, 2005, the Company and KLA entered into a settlement agreement that resulted in dismissal with prejudice of the lawsuit against both the Company and KLA and of all related claims. Although terms of the settlement are confidential, the settlement agreement had no material effect on the Company’s financial position or results of operations.

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

ADE CORPORATION

Date: March 14, 2005	/s/ Chris L. Koliopoulos
Chris L. Koliopoulos, Ph.D.
President and Chief Executive Officer

Date: March 14, 2005	/s/ Brian C. James
Brian C. James
Executive Vice President and Chief Financial Officer