Form 10-K
period 2005-04-30
ADE CORP
filed 2005-07-26
CIK 884498

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended April 30, 2005

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

As of October 31, 2004, there were outstanding 14,058,606 shares of common stock, $.01 par value per share. The aggregate market value of shares of common stock held by non-affiliates of the registrant, based upon the last sale price for such stock on that date as reported by the Nasdaq National Market System (“NASDAQ”), was approximately $155,152,000. The number of the registrant’s shares of common stock, $.01 par value per share, outstanding as of July 9, 2005 was 14,366,008.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive Proxy Statement for the 2005 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission on or about August 19, 2005 (the “2005 Proxy Statement”) are incorporated by reference into Part III.

PART I

CAUTIONARY STATEMENT REGARDING FORWARD LOOKING STATEMENTS

Except for historical information, this Annual Report on Form 10-K contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 and federal securities laws that are subject to known and unknown risks and uncertainties that could cause actual results to differ materially from those expressed or implied by such statements. These statements include, but are not limited to, those relating to expected demand for, and acceptance of, our new and existing products, our expectations for future financial performance and sources and uses of liquid assets, continued execution of our business strategy, the effects of economic trends on the semiconductor wafer, semiconductor device, magnetic data storage and optics manufacturing industries and the impact of new accounting pronouncements. Those statements that make reference to the Company’s expectations, predictions, beliefs, assumptions and anticipations should be considered forward-looking statements. The sections entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Business,” including, but not limited to, the sub-sections entitled “Overview,” “Cyclicality of Our Business,” “Competition,” “Customer and Industry Concentration,” “Dependence on Suppliers,” “New Accounting Pronouncements” and “Risks Associated with International Operations” as well as other sections of this annual report contain a discussion of some of the factors that could contribute to these differences. Any forward-looking statements are made as of the date of this report and we assume no obligation to update any such forward-looking statements or to update the reasons why actual results could differ materially from those anticipated in such forward-looking statements.

ITEM 1. BUSINESS

ADE Corporation, incorporated in 1967, is engaged in the design, manufacture, marketing and service of production metrology and inspection systems for the semiconductor wafer, semiconductor device, magnetic data storage and optics manufacturing industries. Our systems analyze and report product quality at critical manufacturing process steps, sort wafers and disks, and provide manufacturers with quality certification data upon which they rely to manage processes and accept incoming material. Semiconductor wafer, device, magnetic data storage and optics manufacturers use our systems to improve yield and capital productivity. When we use the terms ADE, the Company, we, our or us in this annual report, we are referring to ADE Corporation and its consolidated subsidiaries taken as a whole, unless otherwise indicated.

ADE operates three major business segments, the Semiconductor Systems Group (“SSG”), ADE Phase Shift (“PST”) and ADE Technologies (“ATI”). SSG manufactures multifunctional semiconductor metrology systems, semiconductor wafer defect inspection and classification equipment, and process control data and yield analysis and management systems. PST manufactures high performance, non-contact surface metrology equipment using advanced interferometric technology that provides enhanced yield management to the data storage, semiconductor and optics industries. ATI manufactures high precision magnetic characterization and non-contact dimensional metrology gauging systems for the magnetic data storage, fundamental research and semiconductor manufacturing industries. For segment financial information, see Note 14 in the accompanying consolidated financial statements.

ADE’s strategy is to provide our customers with complete metrology and inspection and data management solutions for optimization of their processes, workflow, and engineering. We accomplish these goals by offering a broad range of advanced metrology and inspection systems, featuring factory automation and control options, and software data management and analysis packages. ADE designs focus on a modular approach, which targets the lowest cost of ownership for a system at any given process step.

Products

Our products have evolved from single instruments used in off-line engineering analysis to full, 100% in-line, automated metrology and inspection solutions throughout the wafer, semiconductor device and magnetic data storage manufacturing processes. Our systems are targeted to deliver the high throughput, reliability, information and analysis necessary to meet the demands of increasingly complex and time-sensitive manufacturing processes.

Our principal products in the semiconductor wafer, semiconductor device and magnetic data storage device industries are described below. All of our metrology and inspection systems have the capability to record, print and store measurement data locally, as well as distribute the data via a network for yield and process management and off-line analysis.

Semiconductor Industry Products

Wafer Dimensional Measurements

WaferSightTM System.    The wafer flatness and shape metrology tool-of-choice for 300mm and advanced 200mm production, the WaferSight systems’ measurement precision allows wafer and device manufacturers to meet ITRS metrology requirements down to the 45nm generation. Utilizing optical interferometric technologies, the WaferSight system extends ADE’s market presence in wafer dimensional metrology, leveraging 30 years of industry leadership and our knowledge of process and market requirements.

Advanced Flatness SystemTM (“AFS”).    The AFS was the 300mm silicon wafer production standard for the 130nm generation and above. The wafer is handled only by the edges, thereby minimizing the possibility of any surface contamination or damage due to contact with the polished surfaces of the wafer. The two-sided capacitance-based AFS measurement is well-suited for high volume polished wafer, pre-polish, epi, SOI, strained silicon, patterned wafer and reclaim operations.

UltraGage® Series.    The UltraGage® series of automated benchtop metrology systems incorporate a single measurement module and robotic handler for several measurements, including wafer shape, flatness, thickness, conductivity type and stress on silicon, epi, SOI, or patterned wafers. The UltraGage® series includes systems optimized to handle the ultra-thin processed wafers used in the manufacture of devices for smart cards and advanced electronic packages, bumped wafers and MEMS.

UltraScan® Series.    The UltraScan® series of products are high throughput, 150mm to 200mm in-line production systems for the measurement and sorting of wafers at various stages of the wafer manufacturing and device fabrication processes. UltraScan® systems measure wafer thickness, flatness, shape, resistivity and other mission-critical dimensional properties and can be integrated with factory automation systems.

NanoMapper® Series.    NanoMapper® systems measure and analyze nanotopography, front surface non-planar topographic wafer features, on semiconductor wafers using proprietary noncontact optical interference techniques to detect a variety of process-induced defects and process control failures in silicon wafer and device manufacturing processes. Improved control of these defects can increase yields and reduce costs for 90nm and 65nm devices in CD control, shallow trench isolation (“STI”), and chemical mechanical planarization (“CMP”) results. The NanoMapper® system was the winner of the prestigious R&D 100 award, presented by R&D Magazine in the year 2000.

Surface Inspection Systems

Film Inspection ToolTM (“FIT”).    The FIT provides reliable inspection and defect detection on unpatterned films, ranging from dielectrics through metals, SOI, and strained silicon. Using ADE’s patented angular resolve scatter technology, FIT can detect and classify particles and defects over a wide range of applications. The FIT’s superior performance is the result of successfully deploying our intellectual property onto existing hardware and software platforms to meet new metrology requirements.

Advanced Wafer Inspection SystemTM (“AWIS”).    The AWIS is a fully automated inspection tool designed to handle the advanced surface inspection and defect detection requirements of 200mm and 300mm polished and epitaxial wafer production. This system reduces the need for time consuming, off-line inspection of the wafers. The system meets the requirements for the 100nm design rules for high speed sorting applications.

Film Metrology Systems

NanoXamTM Systems.    The new NanoXam™ system is an in-line production metrology tool which quickly and precisely measures dishing of wide lines and erosion of fine-line arrays, for copper and tungsten CMP process monitoring and characterization. The noncontact NanoXam™ design uses low noise interferometry to measure both scribe line monitors and actual device structures on product wafers, providing surface profiles and 3-D topography maps.

AcuMapTM Series.    AcuMap™ systems are full-wafer film thickness monitoring tools for SOI, CMP and photolithography applications. AcuMap™ systems provide high-speed full wafer mapping with high data density on various thin films for production process development and control. The industry standard for high-speed SOI film mapping, AcuMap™ systems have shown excellent results in measuring leading edge ultra-thin SOI layers for fully depleted CMOS applications.

Yield Management Systems

FabVisionTM Systems.    The new FabVision™ product is a fab-wide, real-time data analysis, storage and retrieval system that continuously monitors, issues alerts and reports, and manages product quality information for increased tool utilization and higher process yields. The fully integrated server, workstation and software package collects and combines data from ADE’s WaferSight™ optical flatness system, AFS™ Advanced Flatness System, AWIS™ Advanced Wafer Inspection System, FIT™ Film Inspection Tool, NanoMapper® surface topography system, AcuMap™ film thickness mapper, WaferCheck®, UltraGage® and UltraScan® dimensional sorting systems and CR8X particle inspection products.

Disk Industry Products

Proprietary ADE Magnetic Technology

Vibrating Sample Magnetometers (“VSM”).    The VSM is used to measure the magnetic properties of the broad-spectrum of magnetic materials. The VSM product line is comprised of several models, varying in maximum field strength and sensitivity. Systems can be configured to characterize anisotropy in magnetic materials, the understanding of which is rapidly becoming critical in the development of magnetic disks, recording heads, and MRAM. Specifically developed for this purpose is the Model 10, an advanced Vector VSM for research on directional properties of magnetic materials.

X9 Magnetic Properties Analysis System (“X9 MPAS”).    The X9 MPAS is a fully automated system designed to make an in-depth analysis of GMR style head coupons. Based upon the Model 10 VSM, the X9 MPAS automatically loads, measures and returns wafer coupons, repeatably measuring layer thicknesses to less than 0.2 NiFe equivalent Angstroms. In addition to layer thickness, the X9 MPAS measures all Hysteresis and transport properties in a single step and has replaced several pieces of equipment in the process control of advanced head production. The X9 MPAS system was the winner of the R&D 100 award, presented by R&D Magazine in the year 2002.

KerrMapperTM V/S 300 Platform.    The KerrMapper V/S 300 is the latest generation of Wafer Mapping Systems and is designed specifically to address the HDD head wafer and emerging MRAM markets. A proprietary Quadrupole magnet design with active field control, for example, allows MRAM developers to simulate the action of the MRAM device early in the process control of the magnetic films, and characterize patterned MRAM arrays. Using a patented Vector Kerr capability, the user can measure easy axis distribution with unparalleled accuracy and determine the switching field distribution with greater accuracy. The V300 is suitable for the most advanced HDD head wafer or MRAM R&D and production, as well as in-depth studies of the uniformity of the TMR stacks at the sheet film level.

M2 DiskMapperTM.    The M2 DiskMapper™ system is an in-line fully automated noncontact measurement system that maps the variation of the most critical magnetic parameters over the surface of recording disks. The data provided by the tool is used to directly control the sputtering process. The M2 DiskMapper™ can be configured to handle multiple form factors.

Polar Kerr Mapping System.    Advances in areal density of HDD media are continuing at a rapid pace. Leading edge media developers are now working on replacing longitudinal media with perpendicular media in which the magnetic bits are orthogonal to the plane of the disk. The Polar Kerr Mapping System is designed to characterize this new media segment in development and control the deposition process in production. It handles the new media directly from cassette and leverages ADE’s years of Kerr experience.

Proprietary ADE Capacitance Technology

MicroSense® II.    As the disk drive industry moves to ever-quieter fluid bearing motors there is an increasing requirement to measure non-repetitive run-out to achieve higher track densities. The MicroSense® II product line has been widely adopted by disk drive motor manufacturers. It has also achieved success in specialized applications such as fast tool servo-control outside of the disk drive market.

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

Motor Test Systems.    Our entire line of gauging products undergo continuous product improvement to keep pace with the rapid developments in the HDD and semiconductor equipment markets. Utilizing the recently introduced SpinCheck HR motor test system with ADE’s noncontact dimensional gauging provides disk motor manufacturers with motor shaft runout measurements in both time and frequency domains. This software allows users to define sophisticated pass/fail criteria for production testing.

Series 4800, 5800, 6800 and SpinCheck HR.    Our new 6800 series capacitance gauging system meets the ever-increasing demands of disk drive motor manufacturers as they develop the next generation fluid dynamic bearing motors. The 4800 series gauge capabilities are being expanded to perform critical positioning of optics or targets in high vacuum applications to serve the needs of semiconductor capital equipment manufacturers.

Proprietary ADE Interferometer Based Tools

MiniFIZTM Series of Interferometers (“MiniFIZ”).    MiniFIZ series is a family of laser-based Fizeau interferometers that test the surface flatness, curvature and other shape characteristics of polished precision components such as optical mirrors, lenses and computer disks. The MiniFIZ interferometers provide interactive 3D modeling, statistical reporting, and user-selectable production and research modes. The product can be combined with full robotic automation to meet the needs of disk media and substrate process control.

MicroXAMTM Optical Profilers.    These 3D optical profilers are interference microscopes which produce measurements of the shape, density and distribution of laser bumps in the laser-textured area of hard disks. The MicroXAM™ optical profiler is the industry standard for measuring the laser-textured area of hard disk media. Other configurations of MicroXAM™ products measure disk dub-off. Dub-off is the transition between the top (usable) surface of the disk, and the rough edge of the disk. MicroXAM™ systems, consequently, are used widely by disk media manufacturers and by hard drive manufacturers.

Products in Development

In order to maintain our technology leadership, we continue to introduce new products.

WaferXam System.    The WaferXam advanced darkfield laser scanning system is ADE’s latest-generation nano-particle inspection and defect classification tool for inspection of prime silicon substrates at semiconductor incoming quality control and silicon wafer suppliers. The WaferXam tool features a new system design, utilizing enhancements to ADE’s patented Angle Resolve Scatter architecture, for highly improved defect detection sensitivity and classification performance for the 45nm process development market and sub-65nm wafer production market, with production throughput in excess of fifty 300mm wafers per hour.

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

Surface Inspection Technology

We use patented optical technology to detect microscopic surface defects and non-uniformity. A finely focused laser beam is scanned over the surface of the wafer. Surface non-uniformities, particles or defects cause some of the beam’s energy to deflect or scatter. Sensitive detectors quantify the scattering signals, which are translated by our software to produce information about particles, micro scratches, haze, nanotopography and other process-induced defects on the wafer surface. Although the principles of our optical technology are similar to those used by other manufacturers, we believe our theoretical modeling, patented optical engineering and proprietary software result in our products having a superior combination of high sensitivity and throughput.

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

Marketing, Sales and Customer Support

We market and sell our semiconductor metrology and inspection products through our direct sales force, distributors and independent sales representatives. We market and sell our metrology and inspection products in the United States through full-time salespersons located in Milpitas, California; Dallas, Texas; Vancouver, Washington; Tucson, Arizona and Westwood, Massachusetts. We market and sell our metrology and inspection products in Europe through full-time salespersons located in Germany. We market and sell our metrology and inspection products in Malaysia and Singapore through full-time salespersons located in Malaysia. During the past fiscal year, approximately 39% of our revenue was derived through our direct sales organization. Our direct sales force is supported by applications engineers in selected field offices and in each of our manufacturing locations.

Sales of wafer dimensional systems, capacitive probes, and disk industry products in Japan are supported by Japan ADE, Ltd. (“JAL”), a joint venture between ADE and Kanematsu Electronics, Ltd. (“KEL”). Sales of surface inspection products are provided in Japan by a separate distributor. We also sell our semiconductor metrology and inspection products in Israel, South Korea, Singapore, Taiwan, and the People’s Republic of China through independent sales representatives. We directly market and sell our non-contact capacitive, dimensional metrology and magnetic characterization data storage products in the United States and internationally through distributors and sales representatives. We directly market and sell our interferometric based surface metrology products in the United States and internationally through distributors and sales representatives.

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

We believe that our strong commitment to service is essential, based on the growing complexity of the equipment used in the semiconductor manufacturing process. This complexity makes it difficult for semiconductor wafer and device manufacturers to maintain an internal workforce sufficiently skilled and specialized to support the disparate equipment and technologies used in their processes. We have customer support centers in Westwood, Massachusetts; Dallas, Texas; Milpitas, California; Vancouver, Washington and Tucson, Arizona in the United States; Munich, Germany; and Kuala Lumpur, Malaysia. In addition, our distributors and independent sales representatives provide customer support. We also offer training programs and maintenance contracts for our customers. We typically offer warranties of twelve months covering the performance and reliability of our products.

Customers

Our customers include the leading semiconductor wafer manufacturers and many of the leading semiconductor device, magnetic data storage and disk drive manufacturers throughout the world. Historically, a relatively limited number of customers, comprising a large share of the market, have accounted for a substantial portion of our revenue. In fiscal years 2005, 2004 and 2003, sales to our top five customers accounted for approximately 71%, 74% and 64% of our revenue, respectively. During fiscal year 2005, one of our customers, JAL, who distributes the Company’s dimensional products in Japan, accounted for 31% of our revenue. During the past fiscal year, approximately 79% of our revenue was derived from sales made to wafer manufacturers, with the remainder derived from sales to manufacturers of semiconductor devices, magnetic data storage, disk drives and semiconductor equipment. Our principal customers, in alphabetical order, are as follows:

Semiconductor Wafer Manufacturers

Canon Sales Company, Inc.

Japan ADE, Ltd.

MEMC Electronic Materials

Shin-Etsu Handotai

Siltron

Siltronic

SUMCO

Semiconductor Device Manufacturers

Hynix Semiconductor

Samsung

Texas Instruments

Data Storage and Disk Drive Manufacturers

Hitachi Global Storage

Komag

Seagate Technology

Western Digital

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

In fiscal years 2005, 2004 and 2003, our research and development expenditures were $15.5 million, $15.1 million and $17.0 million, respectively, representing 13%, 17% and 24% of revenue. Research and development expenditures consist primarily of salaries, project materials, consulting fees and other costs associated with our ongoing research and development efforts.

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

Backlog

Backlog increased to approximately $45.0 million at April 30, 2005 from approximately $41.5 million at April 30, 2004. This increase in backlog is primarily attributable to an increase in worldwide demand for capital equipment as a result of capacity expansion in the semiconductor wafer and device manufacturing industries. We schedule production based on firm customer commitments and anticipated orders during the planning cycle. Backlog is comprised of written purchase orders accepted from customers to whom we expect to ship the related product or provide service within the following twelve months. Customers may cancel or delay orders with limited or no penalty. We do not believe that the level of backlog is an accurate indicator of our performance in future periods.

Manufacturing

Our principal manufacturing activities take place at our ISO 9001-registered facility in Westwood, Massachusetts, where semiconductor dimensional metrology systems and semiconductor optical surface inspection equipment are manufactured. Our dimensional metrology gauging products and magnetic characterization products for the data storage industry are also manufactured in the Westwood, Massachusetts facility. Our interferometric based surface metrology products and our optical metrology products are manufactured in Tucson, Arizona. Manufacturing activities consist primarily of assembling and testing components and subassemblies, which are supplied by third party vendors and then integrated into our finished products. We also manufacture specific optical components used in certain products. Many of the components and subassemblies are standard products, although certain items are made to our specification. We manufacture many of our semiconductor metrology and inspection systems in a cleanroom environment.

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

As of June 30, 2005, we hold 64 United States patents and 45 patents in foreign countries covering technology relevant to ADE’s business with remaining durations up to 20 years. We have applied for 17 additional patents in the United States and 67 additional patents in foreign countries. We have licensed certain patents and other intellectual property to a number of companies.

Employees

As of April 30, 2005, we employed a total of 405 persons. Management believes that our ongoing success depends on our continued ability to attract and retain highly skilled employees. There can be no assurance that we will be successful in attracting or retaining such personnel. None of our employees are represented by a labor union, and we have experienced no work stoppages. We consider our employee relations to be good.

EXECUTIVE OFFICERS OF THE REGISTRANT

The names, ages and positions held by our executive officers are as follows:

Chris L. Koliopoulos	52	President and Chief Executive Officer
Brian C. James	54	Executive Vice President, Treasurer and Chief Financial Officer
David F. Basila	46	Corporate Vice President

All executive officers are elected by the Board of Directors to serve in their respective capacities until their successors are elected and qualified or until their earlier resignations or removal.

Chris L. Koliopoulos was elected President and Chief Executive Officer of ADE in 2002 and has been a director of ADE since 1998. He is also President and a founder of Phase Shift Technology, Inc., now ADE Phase Shift, Inc., a wholly-owned subsidiary of ADE, positions he has held since 1987. Dr. Koliopoulos received a BS from the University of Rochester and an MS and a PhD from the University of Arizona.

Brian C. James joined ADE in August 2000 and serves as Executive Vice President, Treasurer and Chief Financial Officer. Mr. James served as Executive Vice President and Chief Financial Officer of CCT, Inc. and as Corporate Vice President and Chief Financial Officer of The Aerostructures Corporation, both privately held investor-backed companies, prior to joining ADE, Mr. James had previously served as Group Controller for Textron Inc.’s Aerospace-Technology sector and has held various operations and financial positions with Allied-Signal and Ford Motor Company. Mr. James received a BA from the University of Vermont and an MS in finance from the University of Massachusetts.

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

Competition

The semiconductor and data storage equipment industries are highly competitive. Competition in these industries is based primarily on technology, pricing and market penetration. We believe that we compete favorably in our markets for a Company of our size and resources. Companies with complementary technologies and greater financial resources may enter these industries and develop products that are superior to our products or achieve market acceptance. In the market for optical defect inspection equipment, we compete directly with Hitachi Electronics Engineering Co., Ltd., KLA-Tencor Corporation (“KLA”) and Topcon, some of which have significantly greater total assets and annual revenue than we do. In the metrology area of the device industry, we have encountered, and expect to encounter in the future, competition from companies offering similar and competing technologies, some of which have significantly greater total assets and annual revenue than we do, have an existing market presence in the device industry, or both. We also expect to encounter intense competition in the areas of metrology and inspection for the magnetic data storage industry. Our competitors can be expected to continue to improve the design and performance of their products and to introduce new products with competitive price/performance characteristics. Competitive pressures can necessitate price reductions or non-revenue generating shipments of new products to certain strategic customers for evaluation purposes, which can adversely affect our operating results. In order to remain competitive, we must maintain a high level of investment in research and development, sales, marketing and customer service. There can be no assurance that we will have sufficient resources to continue to make such investment or that we will be able to make the technological advances necessary to remain competitive.

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

Customer and Industry Concentration

A relatively limited number of customers have historically accounted for a substantial portion of our revenue in each year. In fiscal years 2005, 2004 and 2003, sales to our top five customers in each period accounted for approximately 71%, 74% and 64% of our revenue, respectively. The loss of or any reduction in orders by any of these customers, including reductions due to market, economic or competitive conditions in the semiconductor industry or in other industries that manufacture products utilizing semiconductors, could adversely affect our business, financial condition and results of operations. In fiscal years 2005, 2004 and 2003, we derived 79%, 81% and 75% of our revenue, respectively, from customers in the semiconductor wafer industry. While we are increasing our emphasis on expanding the level of our business in the device and magnetic data storage industries, there can be no assurance that our efforts will be successful. Our ability to maintain or increase our sales levels in the future will depend in part upon our ability to obtain orders from new customers as well as the financial condition and success of our existing customers and the general economy. There can be no assurance that we will be able to increase the level of our revenue in the future or that we will be able to retain existing customers or attract new customers. In addition, due to the limited number of customers, any delay in collecting or the inability to collect our accounts receivable could have a material adverse effect on our financial results. See Notes 2 and 14 of Notes to Consolidated Financial Statements for information regarding our accounting policies and our revenues by segment.

Dependence on Suppliers

Certain components and subassemblies, including certain systems controllers and robotics components, incorporated in our current systems and those under development are obtained from a single source or a limited group of suppliers. In some instances, we have not qualified a second source for these products and the partial or complete loss of certain of these sources could have an adverse effect on our results of operations and damage customer relationships. For example, finding an alternative supplier or failure of an existing single supplier to perform in a timely manner could lead to a delay in the shipment of our products. Further, a significant increase in the price of one or more of these components or failure to perform up to specification could adversely affect our results of operations.

Risks Associated with International Operations

International sales accounted for 83%, 86% and 83% of our revenue for fiscal years 2005, 2004 and 2003, respectively. See Note 14 of Notes to Consolidated Financial Statements for information regarding our revenues and long-lived assets outside the United States. We expect that international sales will continue to represent a significant percentage of revenue. Our international business may be affected by changes in demand resulting from:

•	Fluctuations in interest and currency exchange rates

•	The investment policies of foreign countries

•	Changes in trade policies and/or tariff regulations

•	Difficulties in obtaining U.S. export licenses.

Given that approximately 60%-70% of our revenue has historically come from Japan and the Asia-Pacific region, financial instability in certain Asian countries could materially affect our competitive position and consequently, our financial results.

Company Website

The Company’s internet address is www.ade.com. The Company makes available, free of charge, on or through its website, its Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K and amendments to such reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as soon as reasonably practical after such reports are electronically filed with the SEC. The Company’s website is included as a textual reference only and the information on the Company’s website is not incorporated by reference into this Annual Report on Form 10-K.

ITEM 2.	PROPERTIES

Information regarding our principal properties at April 30, 2005 is set forth below:

Location	Principal Use	Business Segment	Sq. Footage	Ownership
Westwood, MA(1)	Corporate Headquarters, Manufacturing, Engineering, Service, Sales and Marketing	Semiconductor Systems Group and ADE Technologies	118,000	Leased
Tucson, AZ	Manufacturing, Engineering, Service, Sales and Marketing	ADE Phase Shift	60,000	Owned
Vancouver, WA	Sales, Service and Engineering	Semiconductor Systems Group	12,800	Leased
Milpitas, CA	Sales and Service	Semiconductor Systems Group and ADE Technologies	9,300	Leased

We also lease space for sales and service support offices in various other domestic and overseas locations.

(1)	On July 29, 2003, the Company entered into an agreement to sell and lease back its headquarters site in Westwood, Massachusetts.

ITEM 3.	LEGAL PROCEEDINGS

None.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of security holders during the fourth quarter of the fiscal year ended April 30, 2005.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED COMMON STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Price of Common Stock

Our common stock trades on the Nasdaq under the symbol “ADEX.” The following table presents the high and low sale prices for each quarter for the common stock as reported for the periods indicated.

Fiscal year ended April 30, 2005	High	Low
First quarter	$23.00	$16.25
Second quarter	19.99	14.65
Third quarter	19.10	15.11
Fourth quarter	23.60	17.77

Fiscal year ended April 30, 2004	High	Low
First quarter	$15.51	$6.00
Second quarter	25.79	13.93
Third quarter	25.45	15.00
Fourth quarter	24.00	16.94

The last sale price of the common stock on July 11, 2005, as reported by Nasdaq, was $23.22 per share. As of July 11, 2005, there were 89 holders of record of the common stock (approximately 2,800 beneficial holders).

We have never declared or paid any cash dividends on our common stock and currently expect to retain future earnings for use in our business for the foreseeable future.

Unregistered Sales of Equity Securities

On February 9, 2005, we issued 2,698 shares of common stock valued at $19.83 per share, the closing price of the common stock reported by the Nasdaq on February 9, 2005, to our independent directors in lieu of cash payment of directors’ fees. We made the grants pursuant to the exemption from registration contained in Section 4(2) of the Securities Act of 1933, as amended.

ITEM 6.	SELECTED FINANCIAL DATA

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

	Year ended April 30,
	2005	2004	2003	2002	2001(1)
	(in thousands, except per share data)
Statement of Operations Data:
Revenue	$116,901	$88,585	$71,247	$81,806	$100,183
Cost of revenue	54,294	45,043	38,954	48,132	50,236

Gross profit	62,607	43,542	32,293	33,674	49,947

Operating expenses:
Research and development	15,519	15,085	17,017	22,783	22,583
Marketing and sales	13,044	10,435	11,514	13,064	16,218
General and administrative	10,404	11,009	9,229	11,290	9,948
Restructuring charges	—	393	1,588	—	—

Total operating expenses	38,967	36,922	39,348	47,137	48,749

Income (loss) from operations	23,640	6,620	(7,055)	(13,463)	1,198
Gain on sale of long-term investment	—	1,729	—	—	—
Gain on sale of marketable securities	—	398	—	—	—
Interest and other income (expense), net	668	24	(434)	256	1,130

Income (loss) before (benefit from) provision for income taxes, equity in net earnings of affiliated companies and cumulative effect of change in accounting principle	24,308	8,771	(7,489)	(13,207)	2,328
(Benefit from) provision for income taxes	(16,633)	46	91	10,416	37

Income (loss) before equity in net earnings of affiliated companies and cumulative effect of change in accounting principle	40,941	8,725	(7,580)	(23,623)	2,291
Equity in net earnings of affiliated companies	—	48	175	498	2

Income (loss) before cumulative effect of change in accounting principle	40,941	8,773	(7,405)	(23,125)	2,293
Cumulative effect of change in accounting principle, net of $0 tax	—	—	—	—	(1,785)

Net income (loss)	$40,941	$8,773	$(7,405)	$(23,125)	$508

Net earnings (loss) per share:
Basic
Earnings (loss) before cumulative effect of change in accounting principle	$2.91	$0.63	$(0.54)	$(1.70)	$0.17
Cumulative effect of change in accounting principle	—	—	—	—	(0.13)

Basic earnings (loss) per share	$2.91	$0.63	$(0.54)	$(1.70)	$0.04

Diluted
Earnings (loss) before cumulative effect of change in accounting principle	$2.86	$0.62	$(0.54)	$(1.70)	$0.17
Cumulative effect of change in accounting principle	—	—	—	—	(0.13)

Diluted earnings (loss) per share	$2.86	$0.62	$(0.54)	$(1.70)	$0.04

Weighted average common shares outstanding
Basic	14,069	13,887	13,710	13,615	13,507
Diluted	14,312	14,127	13,710	13,615	13,754

	April 30,
	2005	2004	2003	2002	2001
	(in thousands)
Balance Sheet Data:
Cash and cash equivalents	$72,841	$41,560	$21,476	$26,108	$29,220
Working capital	116,641	72,972	50,079	53,669	71,958
Total assets	153,226	108,475	101,116	114,751	146,707
Long-term debt, less current portion	3,431	3,608	10,082	10,715	11,339
Total stockholders’ equity	$130,026	$86,169	$74,797	$83,322	$104,664

(1)	In fiscal year 2001, the Company recorded a non-cash charge of $1.8 million, net of $0 taxes, or $0.13 per diluted share to reflect the cumulative effect of the accounting change as of May 1, 2000 related to the adoption of Staff Accounting Bulletin No. 101, “Revenue Recognition in Financial Statements.”

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of our financial condition and results of operations should be read together with the description of business, financial statements and the related notes of ADE which appear elsewhere in this Annual Report on Form 10-K. The following discussion contains forward-looking statements that reflect ADE’s plans, estimates and beliefs. Our actual results could differ materially from those discussed below and in the forward-looking statements appearing elsewhere in this Annual Report on Form 10-K.

Overview

ADE was incorporated in 1967 to develop and market certain advanced concepts and designs in capacitance and other measurement technologies suitable for industrial applications requiring precise, reliable, damage-free and repeatable measurements. Our products have evolved from single instruments used in off-line engineering analysis to multi-function systems for automated in-line monitoring of process-induced defects throughout the semiconductor wafer, device, magnetic data storage and optics manufacturing processes. We operate three major business segments, the Semiconductor Systems Group (“SSG”), ADE Phase Shift (“PST”) and ADE Technologies (“ATI”). SSG manufactures multifunctional semiconductor metrology and automation systems and optical wafer defect inspection equipment used to detect particles and other defects on silicon wafer surfaces. PST manufactures high-performance, non-contact surface metrology equipment using advanced interferometric technology that provides enhanced yield management to the data storage, semiconductor and optics industries. ATI manufactures high precision magnetic characterization and non-contact dimensional metrology gauging systems primarily for the magnetic data storage and semiconductor manufacturing industries.

Historically, the semiconductor wafer and device industries and the magnetic data storage industry have been highly cyclical and have experienced both rapid periods of growth and rapid downturns that can be abrupt and result in significant changes in revenue and profits. During an industry wide downturn, the demand for capital equipment significantly decreases as the Company’s customers reduce production of semiconductor wafers and devices. Beginning in fiscal year 2002, the Company experienced decreased demand for its products in all business segments as a result of a downturn in the semiconductor wafer and device manufacturing industries as well as the data storage industry. Consequently, the Company experienced reduced order levels and revenues during fiscal year 2002 and early fiscal 2003. In response to the industry downturn, the Company underwent cost reduction measures, including headcount reductions, and focused its research and development activities on projects to place the Company in the best possible position for the next wave of capital spending in the semiconductor wafer and device manufacturing industries as well as the magnetic data storage industry. Beginning in the second half of fiscal year 2003 and continuing through the fourth quarter of fiscal year 2005, the Company experienced sequential increases in quarterly revenue in all but the first quarter of fiscal 2004. As a result, the Company has achieved profitability, on a quarterly basis, since the third quarter of fiscal year 2003. These results were due in part to increased worldwide order activity during fiscal years 2003, 2004 and the first quarter of fiscal 2005 as well as the aforementioned cost reduction measures. However, although revenue for the fourth quarter of fiscal 2005 increased compared to the third quarter, the Company’s bookings have decreased slightly over the last three quarters of fiscal 2005. At this time, the Company cannot determine if this decrease in order activity is indicative of the beginning of a down cycle in the semiconductor manufacturing industry or if it is just a momentary pause while the industry absorbs the equipment ordered in the recent expansion. As such, the Company makes no assurances that current order, revenue, backlog and profit levels can be sustained in future periods. In addition, because we rely on a limited number of suppliers, we expect to experience delays from time to time when our demand exceeds our suppliers capacities as recently occurred with respect to high quality optical glass materials.

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

Below is a table summarizing the activity related to the restructuring accrual for the years ended April 30, 2005, 2004 and 2003:

	Severance	Office Closures	Total
	(in thousands)
Restructuring accrual	$1,380	$208	$1,588
Cash payments	(1,260)	(163)	(1,423)

Balance at April 30, 2003	120	45	165
Restructuring accrual	393	—	393
Cash payments	(505)	(45)	(550)

Balance at April 30, 2004	8	—	8
Cash payments	(8)	—	(8)
Balance at April 30, 2005	$—	$—	$—

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

Critical Accounting Policies, Significant Judgments and Estimates

The discussion and analysis of the Company’s financial condition and results of operations are based upon its consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosures at the date of and for the periods reflected in the Company’s financial statements. Management continually evaluates its estimates and judgments, including those related to bad debts, inventories, intangible assets, income taxes, and warranty obligations. Management bases its estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. The Company considers certain accounting policies related to revenue recognition and allowance for doubtful accounts, inventory valuation, accounting for income taxes, valuation of goodwill and software and the accounting for leases to be critical policies due to the estimates and judgments involved in each.

Revenue Recognition and Allowance for Doubtful Accounts

The Company’s revenue recognition policy complies with SEC Staff Accounting Bulletin No. 104 (“SAB 104”), “Revenue Recognition in Financial Statements.” The Company recognizes revenue when persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the price is fixed or determinable and collectibility is reasonably assured. The Company’s standard customer arrangement includes a signed purchase order, in which it offers payment terms of 30 to 90 days, no right of return of delivered products and a twelve month warranty. The Company assesses whether the fee associated with its revenue transactions is fixed or determinable based on the payment terms associated with the transaction. If a significant portion of the fee is due after the Company’s normal payment terms of 30 to 90 days, it determines that the fee is not fixed or determinable. In these cases, the Company recognizes revenue as the fees become due. The Company assesses collectibility based on the credit worthiness of the customer and past transaction history. The Company performs initial credit evaluations of its customers and does not require collateral from its customers. For many of the Company’s international customers, it requires that an irrevocable letter of credit be issued by the customer before the purchase order is accepted. If the Company determines that collection of a fee is not reasonably assured, it defers the fee and recognizes the revenue at the time that collection becomes reasonably assured, which is generally upon the receipt of cash.

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

The Company accrues for anticipated warranty costs upon shipment. Warranty costs are estimated based on an analysis of historical cost information. Service revenue is recognized as the services are performed provided collection of the related receivable is probable. Service contract revenue is recognized ratably over the contractual periods in which the services are provided. Revenue from software licenses is recognized when an agreement has been executed, software has been delivered, fees are fixed or determinable and collection of the related receivable is probable.

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

Accounting for Income Taxes

The Company records income taxes using the asset and liability method. Deferred income tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective income tax bases, and operating loss and tax credit carryforwards. The Company’s financial statements contain certain deferred tax assets, which have arisen primarily as a result of operating losses incurred in prior years, as well as other temporary differences between book and tax accounting. Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes,” requires the establishment of a valuation allowance to reflect the likelihood of the realization of deferred tax assets. Significant management judgment is required in determining the Company’s provision for income taxes, its deferred tax assets and liabilities and any valuation allowance recorded against its net deferred tax assets. During the quarter ended April 30, 2005, based on its evaluation of all available evidence, both positive and negative, the Company determined that it was more likely than not that it would realize the benefit of the majority of its deferred tax assets. As a result, the Company reversed $17.2 million of its deferred tax asset valuation allowance. The decision to reverse the valuation allowance required significant judgment. The amount of the deferred tax asset considered realizable is based on significant estimates, and it is at least reasonably possible that changes in these estimates in the future could materially affect the Company’s financial condition and results of operations. The Company’s effective tax rate may vary from period to period based on changes in estimated taxable income or loss, changes to the valuation allowance, changes to federal, state or foreign tax laws, and deductibility of certain costs and expenses by jurisdiction.

Goodwill and Intangible Assets

Intangible assets consist of $1.3 million of goodwill obtained through the acquisition of the Semiconductor Solutions Division of LPA Software, Inc. in September 1997 as well as $0.5 million, net of amortization, of capitalized license fees for software included in the Company’s products. The Company accounts for goodwill and other intangible assets in accordance with Statement of Financial Accounting Standards No. 142 (“SFAS 142”), “Goodwill and Other Intangible Assets.”

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

During the fourth quarter in each of the fiscal years ended April 30, 2005 and 2004, the Company performed its annual impairment test in accordance with SFAS 142 and determined that the carrying value of its goodwill was not impaired.

As of April 30, 2005, net capitalized license fees of $0.5 million for software included in the Company’s products are amortized at the greater of 1) the ratio that current gross revenue for the related products bears to the total current and anticipated future gross revenue for those products or 2) on a straight-line basis over its estimated useful life. At each quarter-end, the carrying value of the software is compared to net realizable value (“NRV”). NRV is the estimated future gross revenues from products that incorporate the software reduced by the estimated future costs of disposal. If NRV is less than the carrying value, the excess is written-off and NRV becomes the new carrying value of the software.

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

Results of Operations

The following table presents the percentage of total revenue for the respective line items in ADE’s consolidated statements of operations.

	Year ended April 30,
	2005	2004	2003
Revenue	100.0%	100.0%	100.0%
Cost of revenue	46.4%	50.8%	54.7%

Gross profit	53.6%	49.2%	45.3%
Operating expenses:
Research and development	13.3%	17.0%	23.9%
Marketing and sales	11.2%	11.8%	16.1%
General and administrative	8.9%	12.4%	13.0%
Restructuring charges	0.0%	0.0%	2.2%

Income (loss) from operations	20.2%	7.5%	(9.9)%

Gain on sale of long-term investment	0.0%	2.0%	0.0%
Gain on sale of marketable securities	0.0%	0.0%	0.0%
Interest and other income (expense), net	0.6%	0.0%	(0.6)%
Equity in net earnings of affiliated companies	0.0%	0.0%	0.0%
(Benefit from) provision for income taxes	(14.2)%	0.0%	0.0%

Net income (loss)	35.0%	9.9%	(10.3)%

Fiscal Year Ended April 30, 2005 Compared to Fiscal Year Ended April 30, 2004

Systems and parts revenue.    Systems and parts revenue increased 33% to $104.6 million in fiscal 2005 from $78.7 million in fiscal 2004. Revenue in the SSG segment increased 9% to $55.7 million in fiscal 2005 compared to $51.2 million in fiscal 2004. The increase in revenues from the Company’s products in the SSG segment was due primarily to increased demand for its 300mm products. Systems and parts revenue in the PST segment increased 101% to $38.1 million in fiscal 2005 from $18.9 million in fiscal 2004. The increase in revenue from the PST segment was due primarily to increased demand for its 300mm optical-based flatness tools. System and parts revenue from the products that are marketed to the data storage industry by the Company’s ATI segment increased 35% to $12.0 million in fiscal 2005 compared to $8.9 million in fiscal 2004. The increase can be attributed primarily to increased demand for ATI’s magnetics products.

A breakdown of the Company’s total revenues by industry is as follows:

	Year Ended April 30,
	2005	2004
Wafer	79%	81%
Device / OEM	11%	8%
Magnetic Data Storage	10%	11%

Total	100%	100%

The Company’s total revenues by region are distributed as follows:

	Year ended April 30,
	2005	2004
United States	17%	14%
Japan	41%	50%
Asia-Pacific	26%	22%
Europe	16%	14%

Total	100%	100%

For the first quarter of fiscal 2006, the Company anticipates consolidated total revenue in the range of $24.0 million to $25.0 million.

Service revenue.    Service revenue increased 25% to $12.3 million in fiscal 2005 from $9.9 million in fiscal 2004. The Company’s service revenue consists of fees for installation, training, product maintenance and technical support services. The majority of the Company’s service revenue is derived from the SSG segment. The increase is primarily due to service calls related to customers bringing and keeping equipment on-line to meet higher demand levels.

Gross profit—systems and parts.    Gross profit increased to 58% in fiscal 2005 from 57% in fiscal 2004. Gross profit in the SSG segment decreased slightly to 58% in fiscal 2005 compared to 59% in fiscal 2004 due primarily to changes in product mix. Gross profit in the PST segment increased to 60% in fiscal 2005 compared to 58% in fiscal 2004 due to changes in product mix. Gross profit in the ATI segment increased to 44% in fiscal 2005 compared to 41% in fiscal 2004 due to continuing improvements in cost controls and efficiencies along with changes in product mix. In general, sales to Japan are made through distributors who buy the Company’s products at a discount and then perform installation and service after reselling the products to the end user. As a result, sales to Japan tend to have a lower gross margin than sales made to other parts of the world, which are made through internal and external sales representatives who are compensated by means of commissions. Commissions expense is included in marketing and sales expense. Changes in product mix impact the Company’s gross profit. Consequently, the gross profit in one period may not be indicative of the gross profit in future periods.

Gross profit—service.    Gross profit increased to 20% in fiscal 2005 from (13%) in fiscal 2004. The increased gross profit was primarily the result of both increased revenues related to service calls and decreased material and repair costs compared to fiscal 2004.

For the first quarter of fiscal 2006, the Company anticipates total consolidated gross margins in the range of 53% to 54%.

Research and Development.    Research and development expense increased in fiscal 2005 to $15.5 million from $15.1 million in fiscal 2004 but decreased as a percentage of revenue to 13% in fiscal 2005 from 17% in fiscal 2004. The increase in expense was primarily due to increased payroll expense. The decrease in expense as a percentage of revenues reflects the increased revenue mentioned above. The Company continues to invest in its semiconductor wafer and device industry products as well as new products for the magnetic storage industry, including those that measure the magnetic properties of materials used in manufacturing disk drives.

Marketing and Sales.    Marketing and sales expense increased 24% to $13.0 million in fiscal 2005 from $10.4 million in fiscal 2004, but decreased as a percentage of revenue to 11% in fiscal 2005 from 12% in fiscal 2004. The increased expense resulted primarily from higher commissions expense of $1.4 million on sales made through internal and external sales representatives. Also contributing to the increase in expense was higher payroll expense of $0.6 million. The mix of sales channels through which the Company’s products are sold may have a significant impact on the Company’s marketing and sales expense and the results in any period may not be indicative of marketing and sales expense for future periods.

General and Administrative.    General and administrative expenses decreased 5% to $10.4 million in fiscal 2005 from $11.0 million in fiscal 2004 and decreased as a percentage of revenue to 9% in fiscal 2005 from 12% in fiscal 2004. Expense decreased primarily as a result of a $3.1 million decrease in legal and facility related expenses, which were offset by an increase in regulatory compliance expense of $0.8 million and an increase in payroll and incentive compensation expenses of $1.6 million. The decrease in expense as a percentage of revenues reflects lower general and administrative expense and the increased revenue mentioned above.

Interest Income.    Interest income was $0.7 million in fiscal 2005 compared to $0.2 million in fiscal 2004. The increase in interest income was primarily the result of an increase in invested cash balances and increased investment returns during fiscal 2005.

Interest Expense.    Interest expense was $0.3 million in fiscal 2005 compared to $0.4 million in fiscal 2004. The decrease in interest expense was primarily due to the Company’s retirement of its 1996 and 1997 Industrial Development Bonds in the first quarter of fiscal 2004.

(Benefit from) Provision for Income Taxes.    The benefit from income taxes was $16.6 million in fiscal 2005 compared to a provision for income taxes of $46,000 in fiscal 2004. The benefit from income taxes in fiscal 2005 consisted of a $17.2 million reversal of deferred income tax valuation allowances, which was slightly offset by federal and state alternative minimum and foreign tax expense of $0.6 million. The provision for income taxes in fiscal 2004 consisted of federal and state alternative minimum taxes and foreign income taxes. As described in Note 15 to the Company’s consolidated financial statements, during the quarter ended April 30, 2005, based on its evaluation of all available evidence, both positive and negative, the Company determined that it was more likely than not that it would realize the benefit of the majority of its deferred tax assets. As a result, the Company reversed $17.2 million of its deferred tax asset valuation allowance. The decision to reverse the valuation allowance required significant judgment. The amount of the deferred tax asset considered realizable is based on significant estimates, and it is at least reasonably possible that changes in these estimates in the future could materially affect the Company’s financial condition and results of operations. The Company’s effective tax rate may vary from period to period based on changes in estimated taxable income or loss, changes to the valuation allowance, changes to federal, state or foreign tax laws, and deductibility of certain costs and expenses by jurisdiction. For fiscal 2006, the Company anticipates an effective tax rate of approximately 33%.

Fiscal Year Ended April 30, 2004 Compared to Fiscal Year Ended April 30, 2003

Systems and parts revenue.    Systems and parts revenue increased 26% to $78.7 million in fiscal 2004 from $62.7 million in fiscal 2003. Revenue in the SSG segment increased 16% to $51.2 million in fiscal 2004 compared to $44.0 million in fiscal 2003. The increase in revenues from the Company’s products in the SSG segment was due to increased demand for the Company’s products, particularly in Japan and Asia, as semiconductor wafer manufacturers have increased capacity in their production of both 200mm and 300mm wafers. Revenue in the PST segment increased 50% to $18.9 million in fiscal 2004 compared to $12.6 million in fiscal 2003. The increase in revenue from the PST segment was due primarily to industry acceptance of and the resulting increase in demand for its semiconductor industry products. System and parts revenue from the products that are marketed to the data storage industry by the Company’s ATI segment increased 24% to $8.9 million in fiscal 2004 compared to $7.2 million in fiscal 2003. The increase could be attributed primarily to increased demand for ATI’s magnetics and dimensional products.

As a result of the Company’s sale of the majority of its 50% ownership in JAL on July 24, 2003, the Company recorded revenue (systems and parts revenue) in its statement of operations during the first quarter ended July 31, 2003 of approximately $6.4 million that may otherwise have been deferred revenue on the balance sheet as of July 31, 2003. Cost of revenue, systems, and parts in the statement of operations increased by $2.5 million as a result of the JAL sale. Therefore, gross profit in the statement of operations increased by $3.9 million during the first quarter of fiscal 2004 due to the margin from systems and parts sales recognized as a result of the sale of part of the Company’s JAL investment. Prior to the transaction, the Company accounted for its investment in JAL under the equity method. As a result of the decrease in both ownership and influence over the affairs of JAL, the Company will account for its remaining 9% interest under the cost method. Because JAL was an equity method investee prior to the sale on July 24, 2003, revenue from sales to JAL, which had not in turn been sold by JAL to unrelated third parties, was eliminated and the related profit on such sales was recorded to deferred income on sales to affiliate. The change from the equity method to the cost method of accounting for the JAL investment resulted in the recognition of all deferred revenue and profit from sales to JAL as of the date of the sale of the majority of ADE’s interest in JAL.

A breakdown of the Company’s total revenues by industry is as follows:

	Year Ended April 30,
	2004	2003
Wafer	81%	75%
Device / OEM	8%	12%
Magnetic Data Storage	11%	13%

Total	100%	100%

The Company’s total revenues by region are distributed as follows:

	Year ended April 30,
	2004	2003
United States	14%	17%
Japan	50%	35%
Asia-Pacific	22%	32%
Europe	14%	16%

Total	100%	100%

Service revenue.    Service revenue increased 15% to $9.9 million in fiscal 2004 from $8.5 million in fiscal 2003. The Company’s service revenue consists of fees for installation, training, product maintenance, and technical support services. The majority of the Company’s service revenue is derived from the SSG segment. The increase was primarily due to service calls to customers bringing equipment back on-line to increase capacity.

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

Research and Development.    Research and development expense in fiscal 2004 decreased 11% to $15.1 million from $17.0 million in fiscal 2003 and decreased as a percentage of revenue to 17% in fiscal 2004 from 24% in fiscal 2003. The decrease in expense resulted primarily from a decrease in payroll of $2.2 million and a decrease in consulting expense of $0.1 million as previous cost reduction measures taken by the Company take effect. The decrease in payroll and consulting expenses was partially offset by an increase of $0.4 million of project material expenses. The decrease in expense as a percentage of revenues reflected the cost reduction measures mentioned above as well as the increase in revenues.

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

Interest Income.    Interest income was $0.2 million in both fiscal 2004 and fiscal 2003.

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

Selected Consolidated Quarterly Operating Results

The following table presents consolidated statement of operations data for each of the eight quarters in the period beginning May 1, 2003 and ending April 30, 2005. This information has been derived from ADE’s unaudited consolidated financial statements. The unaudited financial statements have been prepared on the same basis as the audited financial statements and include all normal recurring adjustments considered necessary to present fairly this information when read in conjunction with ADE’s annual audited financial statements and related notes appearing elsewhere in this annual report. Our quarterly revenue typically is derived from a relatively small number of customer orders. These customer orders may consist of multiple systems, each of which is priced between approximately $100,000 and $1,500,000. As a result, the timing of significant orders or a reduction in the number of systems shipped in a quarter could have a material effect on our revenue and results of operations for that quarter. The results for a particular quarter may also vary due to a number of other factors, including:

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

	Quarter ended
	July 31, 2003	Oct. 31, 2003	Jan. 31, 2004	April 30, 2004	July 31, 2004	Oct. 31, 2004	Jan. 31, 2005	April 30, 2005
	(in thousands, except per share data, unaudited)
Statement of Operations Data:
Revenue	$19,066	$20,206	$23,129	$26,184	$28,313	$29,289	$29,505	$29,794
Cost of revenue	10,532	10,223	11,430	12,858	13,392	13,543	13,969	13,390

Gross profit	8,534	9,983	11,699	13,326	14,921	15,746	15,536	16,404

Operating expenses:
Research and development	3,697	3,704	3,688	3,995	3,626	3,657	4,130	4,106
Marketing and sales	2,005	2,409	3,006	3,015	3,469	2,815	2,715	4,045
General and administrative	2,165	2,496	3,432	2,915	2,663	2,864	2,413	2,464
Restructuring charges	393	—	—	—	—	—	—	—

Total operating expenses	8,260	8,609	10,126	9,925	9,758	9,336	9,258	10,615

Income from operations	274	1,374	1,573	3,401	5,163	6,410	6,278	5,789
Gain on sale of long-term investment	1,729	—	—	—	—	—	—	—
Gain on sale of marketable securities	—	—	398	—	—	—	—	—
Interest and other income (expense), net	(162)	58	61	66	43	71	275	279

Income before provision for (benefit from) income taxes and equity in net earnings of affiliated companies	1,841	1,432	2,032	3,467	5,206	6,481	6,553	6,068
Provision for (benefit from) income taxes	88	(273)	11	220	148	178	117	(17,077)

Income before equity in net earnings of affiliated companies	1,753	1,705	2,021	3,247	5,058	6,303	6,436	23,145
Equity in net earnings of affiliated companies	48	—	—	—	—	—	—	—

Net Income	$1,801	$1,705	$2,021	$3,247	$5,058	$6,303	$6,436	$23,145

Basic earnings per share	$0.13	$0.12	$0.15	$0.23	$0.36	$0.45	$0.46	$1.63
Diluted earnings per share	$0.13	$0.12	$0.14	$0.23	$0.35	$0.44	$0.45	$1.60
Weighted average shares outstanding—basic	13,768	13,875	13,934	13,972	14,007	14,042	14,065	14,166
Weighted average shares outstanding—diluted	13,827	14,196	14,250	14,288	14,285	14,257	14,285	14,436

	Quarter ended
	July 31, 2003	Oct. 31, 2003	Jan. 31, 2004	April 30, 2004	July 31, 2004	Oct. 31, 2004	Jan. 31, 2005	April 30, 2005
Percentage of Revenue:
Revenue	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%
Cost of revenue	55.2%	50.6%	49.4%	49.1%	47.2%	46.2%	47.3%	44.9%

Gross profit	44.8%	49.4%	50.6%	50.9%	52.8%	53.8%	52.7%	55.1%
Operating expenses:
Research and development	19.4%	18.3%	15.9%	15.3%	12.8%	12.5%	14.0%	13.8%
Marketing and sales	10.5%	11.9%	13.0%	11.5%	12.3%	9.6%	9.2%	13.6%
General and administrative	11.4%	12.4%	14.8%	11.1%	9.4%	9.8%	8.2%	8.3%

Income from operations	1.4%	6.8%	6.8%	13.0%	18.3%	21.9%	21.3%	19.4%

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

Liquidity and Capital Resources

At April 30, 2005, the Company had $72.8 million in cash and cash equivalents and $116.6 million in working capital compared with $41.6 million in cash and cash equivalents and $73.0 million in working capital, respectively, at April 30, 2004.

Cash provided by operating activities for the year ended April 30, 2005 was $23.8 million. This amount resulted from net income of $40.9 million, adjusted for net non-cash charges of $15.1 million and a $2.0 million net increase in working capital accounts. Non-cash items primarily consisted of $17.2 million in deferred income taxes, $2.2 million of depreciation and amortization, and $0.1 million gain from the sale of the Company’s Newton building. The net increase in working capital of $2.0 million was comprised of increases in accounts receivable of $4.9 million, accrued and other current liabilities of $1.5 million, $0.3 million of prepaid expenses and other current assets, as well as a decrease of $2.0 million of inventory and $0.3 million in accounts payable. The increase in accounts receivable resulted from the increased billings during fiscal 2005 compared to fiscal 2004. The increase in accrued expenses and other current liabilities was primarily due to an increase in accrued incentive compensation and accrued commission expense. The decrease in inventory was primarily due to increased consumption of prior year inventory to meet customer orders in fiscal 2005.

Cash provided by investing activities was $4.6 million, which consisted primarily of net proceeds of $4.4 million from the sale of the company’s Newton, Massachusetts facility in the third quarter of fiscal 2005 and $0.6 million release of restricted cash used as a security deposit for the Company’s lease of its Westwood, Massachusetts headquarters offset by $0.5 million in purchases of fixed assets.

Cash provided by financing activities was $3.0 million which consisted primarily of $3.1 million in aggregate proceeds from the issuance of common stock from the exercise of stock options and stock purchased through the Company’s employee stock purchase plan which was offset by $0.2 million of principal repayments of long-term debt.

Under Generally Accepted Accounting Principles in the United States, certain obligations and commitments are not required to be included in the consolidated balance sheet. These obligations and commitments, while entered into in the normal course of business, may have a material impact on liquidity. The Company does not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As such, the Company is not exposed to any financing, liquidity, market, or credit risk that could arise if the Company had engaged in such relationships. The following table discloses the Company’s contractual payment obligations as of April 30, 2005. The operating lease and consulting agreement obligations are not included in the consolidated financial statements included in this annual report. The principal portion of the long-term debt is included in the consolidated financial statements. The long-term debt payments in the table below include both principal and interest. The purchase order obligations primarily represent open purchase orders for inventory, a significant portion of which is necessary to produce and ship orders from the Company’s backlog.

The following table reflects future cash payments, including interest, due under current contractual obligations as of April 30, 2005:

	Payments due by period (in thousands)
	Less than 1 year	1-3 years	3-5 years	More than 5 years	Total
Contractual Obligations:
Long term debt obligations	$372	$744	$3,196	$—	$4,312
Operating lease obligations	2,322	3,961	3,282	10,345	19,910
Purchase obligations	6,638	65	—	—	6,703
Consulting agreement	89	—	—	—	89

Total	$9,421	$4,770	$6,478	$10,345	$31,014

In April 1999, the Company issued a tax exempt Industrial Development Bond (the “1999 bond”) through the Industrial Development Authority of the County of Pima, Arizona. The face value of the 1999 bond is $4,500,000. The 1999 bond bears interest at a rate of 5.52% and provides for 50% of the principal to be paid over ten years from the date of issuance with the remaining 50% due in March 2009. Monthly payments of principal and accrued interest for the 1999 bond are approximately $31,000. The proceeds of the 1999 bond were used to fund the construction of a new manufacturing facility in Tucson, Arizona.

On July 22, 2004, the Company entered into a Standby Letter of Credit Agreement with Bank of America, as successor to Fleet National Bank in the amount of $4.5 million. One letter of credit issued under this facility serves as collateral for the $3.9 million principal balance on the Company’s Industrial Development Bond issued through the Industrial Development Authority of the County of Pima, Arizona and replaces a letter of credit the Company had with another financial institution. Another letter of credit under this facility serves as a security deposit required by the lease agreement for the Company’s Westwood, Massachusetts headquarters building. The facility bears a fee of 1.5% per annum of the face amount of each letter of credit. Under the terms of the Letter of Credit Agreement, the Company is required to comply with certain financial covenants. As of April 30, 2005, the Company is in compliance with these covenants.

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

On December 2, 2004, the Company finalized the sale of its Newton property. The Company received $4.4 million in proceeds from the sale. The proceeds from this sale will be used for general corporate purposes.

The Company expects to meet its working capital needs and capital expenditures primarily through available cash and cash equivalents, which will primarily be generated from sales to both existing and new customers.

New Accounting Pronouncements

In November 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 151, “Inventory Costs” (“SFAS 151”). SFAS 151 amends the guidance in Accounting Review Board No. 43, Chapter 4, “Inventory Pricing,” to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). SFAS 151 is effective for fiscal years beginning after June 15, 2005. The adoption of SFAS 151 is not expected to have a material impact on the Company’s financial position and results of operations.

In December 2004, the FASB issued Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123R”). SFAS 123R requires that the cost resulting from all share-based payment transactions be measured using a fair-value method and be recognized in the financial statements. SFAS 123R is effective as of the beginning of the first interim or annual reporting period of the first fiscal year that begins on or after June 15, 2005. SFAS 123R is effective for the Company’s first quarter of fiscal 2007 beginning May 1, 2006. The adoption of SFAS 123R will have a material impact on the Company’s financial position and results of operations. The Company is evaluating what transition method to select upon adoption.

In December 2004, the FASB issued Statement of Financial Accounting Standards No. 153, “Exchanges of Nonmonetary Assets, an amendment of APB Opinion No. 29” (“SFAS 153”). SFAS 153 addresses the measurement of exchanges of nonmonetary assets and redefines the scope of transactions that should be measured based on the fair value of the assets exchanged. SFAS 153 is effective for the Company for nonmonetary asset exchanges after June 15, 2005. The adoption of SFAS 153 is not expected to have a material effect on the Company’s consolidated financial position or results of operations.

In December 2004, the FASB issued two FASB Staff Positions (FSP) that provide accounting guidance on how companies should account for the effects of the American Jobs Creation Act of 2004 that was signed into law on October 22, 2004. FSP FAS 109-1, “Application of FASB Statement No. 109, “Accounting for Income Taxes,” to the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004,” states that the manufacturers’ deduction provided for under this legislation should be accounted for as a special deduction instead of a tax rate change. FSP FAS No. 109-2, “Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004,” allows a company additional time to evaluate whether the effects of the legislation on any plan for reinvestment or repatriation of foreign earnings for purposes of applying SFAS No. 109, “Accounting for Income Taxes.” These FSPs are effective December 21, 2004 and may affect how a company accounts for deferred income taxes. We are currently evaluating the impact of these FSPs on our results of operations and financial position.

Inflation

To date, inflation has not had a significant impact on our operations.

ITEM 7A. QUANTITATIVE	AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

At April 30, 2005, the Company’s exposure to market risk relates primarily to changes in interest rates on its investment portfolio. The Company’s cash equivalents consist primarily of fixed income securities. The Company invests only with high credit quality issuers and does not use derivative financial instruments in its investment portfolio. We do not believe that a sharp increase or decrease in interest rates would have a material adverse impact on the fair value of our investment portfolio. The Company’s long-term borrowings are at fixed interest rates.

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

The information required by Item 8 is contained on pages F-1 through F-26 of this report.

ITEM 9. CHANGES	IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS	AND PROCEDURES

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Exchange Act. Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this Annual Report on Form 10-K.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control—Integrated Framework, our management concluded that our internal control over financial reporting was effective as of April 30, 2005.

Our management’s assessment of the effectiveness of our internal control over financial reporting as of April 30, 2005, has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which is included herein.

Changes to Internal Control Over Financial Reporting

There were no changes to our internal control over financial reporting during the fourth fiscal quarter of fiscal 2005 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER	INFORMATION.

None.

PART III

ITEM 10. DIRECTORS	AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information regarding directors required by this Item is included in the 2005 Proxy Statement under “Nominees for Director,” “Section 16(a) Beneficial Ownership Reporting Compliance” and “Code of Ethics,” is incorporated herein by reference. The information regarding executive officers required by this Item is included in Part I of this Annual Report on Form 10-K.

ITEM 11. EXECUTIVE	COMPENSATION

The information required by this Item is included in the 2005 Proxy Statement under “Executive Compensation” and is incorporated herein by reference (excluding, however, the “Report on Executive Compensation” and the Performance Graph contained in the 2005 Proxy Statement, which shall not be deemed incorporated herein).

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information regarding the security ownership of certain beneficial owners and management is included in the 2005 Proxy Statement under “Security Ownership of Certain Beneficial Owners and Management” and is incorporated herein by reference.

The following table sets forth certain information as of April 30, 2005 with respect to compensation plans under which our equity securities are authorized for issuance:

	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders (1):	772,324	$14.73	1,085,054	(2)
Equity compensation plans not approved by security holders:	None	None	None

Total	772,324	$14.73	1,085,054

(1)	Please see Note 12 of our Notes to Consolidated Financial Statements for description of our equity compensation plans.
(2)	Includes 605,454 shares that remain available for purchase under the ADE Corporation Employee Stock Purchase Plan.

ITEM 13. CERTAIN	RELATIONSHIPS AND RELATED TRANSACTIONS

None.

ITEM 14. PRINCIPAL	ACCOUNTANT FEES AND SERVICES

Information regarding principal accountant fees and services is included in the 2005 Proxy Statement under “Approval of Independent Accountants” and is incorporated herein by reference.

PART IV

ITEM 15. EXHIBITS	AND FINANCIAL STATEMENT SCHEDULES

All other schedules are omitted because they are either not applicable or the required information is included in the consolidated financial statements or related notes.

(a)(3)	Exhibits.

Exhibit Number	Description
3.1	Restated Articles of Organization (filed as Exhibit 3.1 to the Company’s Registration Statement on Form S-1 (33-96408) or amendments thereto and incorporated herein by reference).

3.2	By-laws (as amended) (filed as Exhibit 3.2 to the Company’s Form 10-K for the fiscal year ended April 30, 2002 and incorporated herein by reference).

4.1	Registration Rights Agreement dated as of May 31, 1998 by and among ADE Corporation, Chris Koliopoulos and David Basila (filed as Exhibit 4.6 to the Company’s Form 8-K dated June 25, 1998 and incorporated herein by reference).

10.1	Form of Employee Confidentiality Agreement (filed as Exhibit 10.1 to the Company’s Registration Statement on Form S-1 (333-96408) or amendments thereto and incorporated herein by reference).

10.2	2000 Employee Stock Option Plan (as amended) (filed as Exhibit 10.1 to the Company’s Form 10-Q for the fiscal quarter ended January 31, 2003 and incorporated herein by reference).*

10.3	1997 Employee Stock Option Plan (filed as Exhibit 4.3 to the Company’s Registration Statement on Form S-8 (333-46505) or amendments thereto and incorporated herein by reference).*

10.4	Amendment to 1997 Employee Stock Option Plan dated April 7, 1999 (filed as Exhibit 10.3 to the Company’s Form 10-K for the fiscal year ended April 30, 1999 and incorporated herein by reference).*

10.5	1995 Stock Option Plan (filed as Exhibit 10.4 to the Company’s Registration Statement on Form S-1 (33-96408) or amendments thereto and incorporated herein by reference).*

10.6	Form of Agreement Evidencing Grant of Stock Option (filed herewith).*

10.7	Employee Stock Purchase Plan (as amended) (filed as Exhibit 10.8 to the Company’s Form 10-K for the fiscal year ended April 30, 2002 and incorporated herein by reference).*

10.8	Amendments to Employee Stock Purchase Plan (filed as Exhibit 10.1 to the Company’s Form 10-Q for the fiscal quarter ended July 31, 2003 and incorporated herein by reference).*

10.9	Noncompetition Agreement dated as of May 31, 1998, by and between ADE Corporation and Chris Koliopoulos (filed as Exhibit 10.21 to the Company’s Form 10-K for the fiscal year ended April 30, 1998, and incorporated herein by reference).*

10.10	Employment and Non-Competition Agreement dated as of May 1, 2002, by and between ADE Corporation and Brian James (filed as Exhibit 10.18 to the Company’s Form 10-K for the fiscal year ended April 30, 2002 and incorporated herein by reference).*

10.11	Separation Agreement dated as of August 29, 2002, by and between Robert C. Abbe and ADE Corporation (filed as Exhibit 10.1 to the Company’s Form 10-Q for the fiscal quarter ended July 31, 2002 and incorporated herein by reference).*

10.12	Letter Agreement regarding sale of certain shares of Japan ADE, Ltd. held by the Company to Kanematsu Electronics, Ltd. (filed as Exhibit 10.20 to the Company’s Form 10-K for the fiscal year ended April 30, 2003 and incorporated herein by reference).

10.13	Purchase and Sale Agreement dated as of July 29, 2003, between the Company, as Seller, and New Boston Fund, Inc., as Buyer, regarding sale and leaseback of Westwood, Massachusetts facility (filed as Exhibit 10.21 to the Company’s Form 10-K for the fiscal year ended April 30, 2003 and incorporated herein by reference).

10.14	Lease Agreement dated July 29, 2003, between the Company, as tenant, and Westwood Nominee Trust, as landlord, for the premises at 80-82 Wilson Way, Westwood, Massachusetts (filed as Exhibit 10.2 to the Company’s Form 10-Q for the fiscal quarter ended July 31, 2003 and incorporated herein by reference).

Exhibit Number	Description
10.15	Standby Letter of Credit Agreement, dated July 22, 2004, between the Company and Bank of America, as successor to Fleet National Bank (filed as Exhibit 10.1 to the Company’s Form 10-Q for the fiscal quarter ended July 31, 2004 and incorporated herein by reference).

10.16	Summary of Director Compensation (filed as Exhibit 10.1 to the Company’s Form 8-K dated May 23, 2005 and incorporated herein by reference).

14.1	ADE Corporation Code of Ethics (filed as Exhibit 14.1 to the Company’s Form 10-K for the fiscal year ended April 30, 2004 and incorporated herein by reference).

21.1	Subsidiaries of the Company (filed as Exhibit 21.1 to the Company’s Form 10-Q for the fiscal quarter ended January 31, 2003 and incorporated herein by reference).

23.1	Consent of PricewaterhouseCoopers LLP (filed herewith).

24.1	Power of Attorney (filed herewith as part of the signature page hereto).

31.1	Certification of Chief Executive Officer required by Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended (filed herewith).

31.2	Certification of Chief Financial Officer required by Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended (filed herewith).

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

*	Compensatory plan or agreement applicable to management and/or employees.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ADE CORPORATION

July 26, 2005	By:	/s/ CHRIS L. KOLIOPOULOS
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

Signature	Title	Date

/s/ CHRIS L. KOLIOPOULOS Chris L. Koliopoulos	President, Chief Executive Officer of ADE Corporation, President of ADE Phase Shift and Director (Principal Executive Officer)	July 26, 2005

/s/ BRIAN C. JAMES Brian C. James	Executive Vice President, Treasurer and Chief Financial Officer (Principal Financial Officer)	July 26, 2005

/s/ JOSEPH E. ROVATTI Joseph E. Rovatti	Controller (Principal Accounting Officer)	July 26, 2005

/s/ LANDON T. CLAY Landon T. Clay	Chairman of the Board	July 26, 2005

/s/ H. KIMBALL FAULKNER H. Kimball Faulkner	Director	July 26, 2005

/s/ KENDALL WRIGHT Kendall Wright	Director	July 26, 2005

/s/ HARRIS CLAY Harris Clay	Director	July 26, 2005

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

of ADE Corporation:

We have completed an integrated audit of ADE Corporation’s 2005 consolidated financial statements and of its internal control over financial reporting as of April 30, 2005 and audits of its 2004 and 2003 consolidated financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions, based on our audits, are presented below.

Consolidated financial statements and financial statement schedule

In our opinion, the accompanying consolidated financial statements listed in the index appearing under Item 15(a)(1) present fairly, in all material respects, the financial position of ADE Corporation and its subsidiaries at April 30, 2005 and 2004, and the results of their operations and their cash flows for each of the three years in the period ended April 30, 2005 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

Internal control over financial reporting

Also, in our opinion, management’s assessment, included in Management’s Report on Internal Control Over Financial Reporting appearing under Item 9A, that the Company maintained effective internal control over financial reporting as of April 30, 2005 based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), is fairly stated, in all material respects, based on those criteria. Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of April 30, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting based on our audit. We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

PRICEWATERHOUSECOOPERS LLP

Boston, Massachusetts

July 26, 2005

ADE CORPORATION

CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	April 30, 2005	April 30, 2004
Assets
Current assets:
Cash and cash equivalents	$72,841	$41,560
Marketable securities	836	1,084
Accounts receivable, less allowance for doubtful accounts of $514 and $458, respectively	18,499	13,604
Inventories	30,764	32,745
Prepaid expenses and other current assets	1,373	1,068
Deferred income taxes	10,601	—

Total current assets	134,914	90,061
Fixed assets, net	9,241	10,829
Deferred income taxes	6,616	—
Investments	499	499
Assets held for sale	—	4,323
Intangible assets, net	533	683
Goodwill	1,318	1,318
Restricted cash	—	637
Other assets	105	125

Total assets	$153,226	$108,475

Liabilities and Stockholders’ Equity
Current liabilities:
Current portion of long-term debt	$177	$168
Accounts payable	6,027	6,364
Accrued expenses and other current liabilities	12,069	10,557

Total current liabilities	18,273	17,089
Deferred gain on sale-leaseback	1,496	1,609
Long-term debt, net of current portion	3,431	3,608

Total liabilities	23,200	22,306
Commitments and contingencies (Note 17)

Stockholders’ equity:
Preferred stock, $1.00 par value; 1,000,000 shares authorized; none issued or outstanding	—	—
Common stock, $.01 par value; 25,000,000 shares authorized; 14,260,773 and 13,997,310 shares issued and outstanding at April 30, 2005 and 2004, respectively	143	141
Capital paid in excess of par value	109,597	106,399
Retained earnings (accumulated deficit)	19,870	(21,071)
Accumulated other comprehensive income	416	700

Total stockholders’ equity	130,026	86,169

Total liabilities and stockholders’ equity	$153,226	$108,475

The accompanying notes are an integral part of the consolidated financial statements.

ADE CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	Year ended April 30,
	2005	2004	2003
Net Revenue:
System and parts	$104,619	$70,738	$44,996
System and parts—affiliate	—	7,997	17,708
Service	12,282	9,850	8,543

Total revenue	116,901	88,585	71,247

Cost of revenue:
System and parts	44,432	30,923	21,855
System and parts—affiliate	—	3,017	8,040
Service	9,862	11,103	9,059

Total cost of revenue	54,294	45,043	38,954

Gross profit	62,607	43,542	32,293

Operating expenses:
Research and development	15,519	15,085	17,017
Marketing and sales	13,044	10,435	11,514
General and administrative	10,404	11,009	9,229
Restructuring charges	—	393	1,588

Total operating expenses	38,967	36,922	39,348

Income (loss) from operations	23,640	6,620	(7,055)
Other income (expense):
Gain on sale of long-term investment	—	1,729	—
Gain on sale of marketable securities	—	398	—
Interest income	703	221	212
Interest expense	(273)	(443)	(815)
Other income, net	238	246	169

Income (loss) before (benefit from) provision for income taxes and equity in net earnings of affiliated companies	24,308	8,771	(7,489)
(Benefit from) provision for income taxes	(16,633)	46	91

Income (loss) before equity in net earnings of affiliated companies	40,941	8,725	(7,580)
Equity in net earnings of affiliated companies	—	48	175

Net income (loss)	$40,941	$8,773	$(7,405)

Basic earnings (loss) per share	$2.91	$0.63	$(0.54)
Diluted earnings (loss) per share	$2.86	$0.62	$(0.54)

Weighted average shares outstanding—basic	14,069	13,887	13,710
Weighted average shares outstanding—diluted	14,312	14,127	13,710

The accompanying notes are an integral part of the consolidated financial statements.

ADE CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands, except share data)

	Common Stock		Capital in excess of par	Retained earnings (accumulated deficit)	Accumulated other comprehensive income	Total stockholders’ equity
	Number of shares	Par value
Balance at April 30, 2002	13,676,678	$137	$103,553	$(22,439)	$2,071	$83,322
Exercise of common stock options	1,500	—	15			15
Sale of common stock pursuant to the Employee Stock Purchase Plan	80,518	1	359			360
Common stock issued in lieu of Board of Directors’ fees	1,586	—	16			16
Net loss				(7,405)		(7,405)
Unrealized loss on marketable securities					(1,511)	(1,511)

Comprehensive loss						(8,916)

Balance at April 30, 2003	13,760,282	138	103,943	(29,844)	560	74,797
Exercise of common stock options	181,217	2	1,948			1,950
Sale of common stock pursuant to the Employee Stock Purchase Plan	51,107	1	471			472
Common stock issued in lieu of Board of Directors’ fees	4,704	—	37			37
Realized gain from sale of marketable securities					(398)	(398)
Net income				8,773		8,773
Unrealized gain on marketable securities					538	538

Comprehensive income						9,311

Balance at April 30, 2004	13,997,310	141	106,399	(21,071)	700	86,169
Exercise of common stock options	220,462	2	2,488			2,490
Sale of common stock pursuant to the Employee Stock Purchase Plan	40,303	—	634			634
Common stock issued in lieu of Board of Directors’ fees	2,698	—	52			52
Stock options granted to non-employees			24			24
Net income				40,941		40,941
Unrealized loss on marketable securities					(248)	(248)
Cumulative translation adjustment					(36)	(36)

Comprehensive income						40,657

Balance at April 30, 2005	14,260,773	$143	$109,597	$19,870	$416	$130,026

The accompanying notes are an integral part of the consolidated financial statements.

ADE CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year ended April 30,
	2005	2004	2003
Cash flows from operating activities:
Net income (loss)	$40,941	$8,773	$(7,405)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	2,188	2,953	4,693
Long-lived asset impairment	—	378	243
Equity in net earnings of affiliated companies, net of dividends received	—	952	(114)
Deferred income taxes	(17,217)	—	—
Stock-based compensation	76	37	16
Gain on sale of long-term investment	—	(1,729)	—
Gain on sale of marketable securities	—	(398)	—
Gain on sale of building	(69)	—	—
Amortization of gain from sale-leaseback	(113)	(84)	—
Changes in assets and liabilities, net of acquisition:
Accounts receivable, trade	(4,895)	(2,744)	(980)
Accounts receivable, affiliate	—	2,525	(680)
Inventories	1,981	(3,396)	3,352
Prepaid expenses and other current assets	(305)	(22)	232
Decrease in other assets	20	11	11
Accounts payable	(337)	1,837	(2,067)
Accrued expenses and other current liabilities	1,512	1,778	(3,225)
Deferred income on sales to affiliate	—	(2,259)	789

Net cash provided by (used in) operating activities	23,782	8,612	(5,135)

Cash flows from investing activities:
(Purchases) sales of fixed assets, net	(451)	(760)	540
Change in restricted cash	637	2,520	195
Proceeds from sale of building, net	4,394	9,753	—
Proceeds from sale of long-term investment	—	4,000	—
Proceeds from sale of marketable securities	—	515	—

Net cash provided by investing activities	4,580	16,028	735

Cash flows from financing activities:
Repayment of long-term debt	(168)	(6,978)	(607)
Proceeds from issuance of common stock	3,123	2,422	375

Net cash provided by (used in) financing activities	2,955	(4,556)	(232)

Effect of exchange rate changes on cash and cash equivalents	(36)	—	—

Net increase (decrease) in cash and cash equivalents	31,281	20,084	(4,632)
Cash and cash equivalents, beginning of year	41,560	21,476	26,108

Cash and cash equivalents, end of year	$72,841	$41,560	$21,476

See supplemental disclosures of cash flow information (Note 18)

The accompanying notes are an integral part of the consolidated financial statements.

ADE CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

1.    Nature of Business

ADE Corporation (the “Company”) designs, manufactures, markets and services highly precise, automated measurement, defect detection and handling equipment with current applications in the production of semiconductor wafers, integrated circuits, magnetic data storage and optics industries. The predominant markets for the Company consist of semiconductor wafer and device manufacturing concerns as well as magnetic data storage device and disk drive manufacturers located in the United States, Japan, Europe and the Asia-Pacific region.

2.    Summary of Significant Accounting Policies

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany transactions and balances have been eliminated.

For non-U.S. subsidiaries, which operate in a local currency environment, assets and liabilities are translated at period-end exchange rates, and income statement items are translated at the average exchange rates for the period. The local currency for all foreign subsidiaries is considered to be the functional currency and, accordingly, translation adjustments are reported as a separate component of stockholders’ equity under the caption “accumulated other comprehensive income (loss).”

Investments in 50% or less owned companies over which the Company has the ability to exercise significant influence are accounted for using the equity method. Investments in 20% or less owned companies are accounted for using the cost method (Note 5).

Revenue Recognition

The Company’s revenue recognition policy complies with SEC Staff Accounting Bulletin No. 104, “Revenue Recognition in Financial Statements” (“SAB 104”). The Company recognizes revenue when persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the price is fixed or determinable and collectibility is reasonably assured. The Company’s standard customer arrangement includes a signed purchase order, in which it offers payment terms of 30 to 90 days, no right of return of delivered products and a twelve month warranty. The Company assesses whether the fee associated with its revenue transactions is fixed or determinable based on the payment terms associated with the transaction. If a significant portion of the fee is due after the Company’s normal payment terms of 30 to 90 days, it determines that the fee is not fixed or determinable. In these cases, the Company recognizes revenue as the fees become due. The Company assesses collectibility based on the credit worthiness of the customer and past transaction history. The Company performs initial credit evaluations of its customers and does not require collateral from its customers. For many of the Company’s international customers, it requires that an irrevocable letter of credit be issued by the customer before the purchase order is accepted. If the Company determines that collection of a fee is not reasonably assured, it defers the fee and recognizes the revenue at the time that collection becomes reasonably assured, which is generally upon the receipt of cash.

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

Revenue from the sale of parts is recognized upon shipment. Service revenue is recognized as the services are performed provided collection of the related receivable is probable. Service contract revenue is recognized ratably over the contractual periods in which the services are provided. Revenue from software licenses is recognized when an agreement has been executed, software has been delivered, fees are fixed or determinable and collection of the related receivable is probable. The Company does not provide a right of return on its products. The Company accrues for anticipated warranty costs upon shipment. Warranty costs are estimated based on an analysis of historical cost information. Shipping and handling costs for product shipments are recorded as a cost of sales.

Prior to July 24, 2003, revenue from systems sales to Japan ADE Ltd. (“JAL”), the Company’s previously 50% owned affiliate and a distributor of the Company’s products, was recognized when the related product or software was shipped to and accepted by the end user of the product or software. As a result of the Company’s decreased investment in JAL, beginning July 24, 2003, all sales to JAL are recognized in accordance with the policy above.

Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. The Company invests its excess cash in money market accounts and investment grade commercial paper with original maturities of less than 3 months. These investments are subject to minimal credit and market risks. At April 30, 2005 and 2004, the Company has classified its cash equivalent investments totaling approximately $67,048,000 and $36,938,000, respectively. The carrying amount of these investments approximates fair market value.

Marketable Securities

The Company classifies its marketable securities as available-for-sale in accordance with the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 115, “Accounting for Certain Investments in Debt and Equity Securities.” Securities classified as available-for-sale are reported at fair market value with the related unrealized gains and losses included, net of tax, in accumulated other comprehensive income (loss). Gross unrealized gains (losses) on securities for the years ended April 30, 2005, 2004 and 2003, the cost of which is based upon the specific identification method, were $(248,000), $538,000 and $(1,511,000), respectively.

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

Goodwill and Intangible Assets

The Company accounts for goodwill and other intangible assets in accordance with SFAS No. 142 (“SFAS 142”), “Goodwill and Other Intangible Assets.” The Company has $1.3 million of goodwill recorded on its consolidated balance sheet. Under SFAS 142, the Company is required to perform impairment tests annually and whenever events or changes in circumstances suggest that the goodwill may be impaired. During the fourth quarter of fiscal years ended April 30, 2005 and 2004 respectively, the Company performed its annual impairment test in accordance with SFAS 142 and determined that the carrying value of its goodwill was not impaired.

The Company has $1.4 million in capitalized license fees for software included in the Company’s products, which has accumulated amortization of $0.9 million and $0.7 million at April 30, 2005 and 2004, respectively. These license fees are amortized at the greater of 1) the ratio that current gross revenue for the related products bear to the total current and anticipated future gross revenue for those products or 2) on a straight-line basis over the estimated useful life of the related products. For the years ended April 30, 2005, 2004 and 2003, the Company amortized $150,000, $150,000 and $450,000, respectively, of the license fees to the cost of revenue. Estimated future amortization is $316,000 and $217,000 for the fiscal years ending April 30, 2006 and 2007, respectively.

Concentrations

Credit Risk

Financial instruments that potentially expose the Company to concentration of credit risk include cash, cash equivalents, marketable securities and trade accounts receivable. A significant amount of the Company’s cash and cash equivalents are held by three financial institutions. Accounts at each institution are insured by the Federal Deposit Insurance Corporation up to $100,000. Uninsured cash balances totaled approximately $4,942,000 and $4,034,000 at April 30, 2005 and 2004, respectively. The Company does not believe that such deposits are subject to any unusual credit risk associated with operating its business.

The Company’s customer base primarily consists of semiconductor wafer, semiconductor device and data storage manufacturers. Accounts receivable from two customers accounted for approximately 52% and 30% of total accounts receivable at April 30, 2005 and 2004, respectively. The Company performs initial credit evaluations of its customers’ financial condition and has used letters of credit from financial institutions to secure payments, although it generally does not require collateral. The Company maintains reserves for potential credit losses.

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

Comprehensive Income

SFAS No. 130, “Reporting Comprehensive Income,” requires that changes in comprehensive income be shown in a financial statement that is displayed with the same prominence as other financial statements. The Company has presented other comprehensive income in the Consolidated Statements of Stockholders’ Equity. Other comprehensive income consists primarily of unrealized gains on marketable securities and cumulative translation adjustment.

Advertising Expense

The Company recognizes advertising expense as incurred. Advertising expense was $27,000, $54,000 and $96,000 for the years ended April 30, 2005, 2004 and 2003, respectively.

ADE CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

2.	Summary of Significant Accounting Policies (Continued)

Stock-Based Compensation

Stock-based compensation awards to employees under the Company’s stock plans are accounted for using the intrinsic value method prescribed in Accounting Principles Board Opinion (“APB”) No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. The Company provides the disclosures required by SFAS No. 123, “Accounting for Stock-Based Compensation,” and SFAS No. 148, “Accounting for Stock-Based Compensation.” Had compensation cost for the stock-based compensation been determined based on the fair value at the grant dates of awards consistent with the provisions of SFAS No. 123, the Company’s net income (loss) and earnings (loss) per share would have been reduced to the pro forma amounts as follows:

	(In thousands, except per share data) Year ended April 30,
	2005	2004	2003
Net income (loss), as reported	$40,941	$8,773	$(7,405)
Add back: Stock-based compensation included in net income (loss), as reported	76	37	16
Deduct: Total stock-based employee compensation expense determined under fair value based method, net of related income taxes	1,471	1,417	1,870

Pro forma net income (loss)	$39,546	$7,393	$(9,259)

Net earnings (loss) per share:
Basic—as reported	$2.91	$0.63	$(0.54)
Basic—pro forma	$2.81	$0.53	$(0.68)
Diluted—as reported	$2.86	$0.62	$(0.54)
Diluted—pro forma	$2.77	$0.52	$(0.68)

The fair value of each stock option and stock purchase right grant was estimated on the grant date using the Black-Scholes option-pricing model with the following assumptions for fiscal years 2005, 2004 and 2003: no dividend yield; risk free interest rates of 3.9%, 3.4% and 3.2%, respectively; expected option terms of 7 years, 7 years and 8 years, respectively, and expected purchase right terms of three months; volatility of 60% for options and purchase rights granted in fiscal 2005, 63% for options and purchase rights granted in fiscal year 2004 and 83% for options and purchase rights granted in fiscal 2003. The weighted average fair value per option for options granted with option exercise prices equal to the fair value of the underlying common stock in fiscal years 2005, 2004 and 2003 was $12.21, $11.12 and $5.46, respectively. The weighted average fair value per stock purchase right granted in fiscal years 2005, 2004 and 2003 was $7.06, $3.42 and $3.95, respectively.

Because options vest over several years and additional option and purchase right grants are expected to be made in subsequent years, the pro forma impact on fiscal years 2005, 2004 and 2003 is not necessarily representative of the pro forma effects of reported net income and earnings per share for future years.

Earnings (Loss) Per Share

Earnings (loss) per share are presented in accordance with SFAS No. 128, “Earnings Per Share,” which requires the presentation of “basic” earnings per share and “diluted” earnings per share. Basic earnings (loss) per share is computed by dividing net income (loss) available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share is computed using the weighted

ADE CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

2.	Summary of Significant Accounting Policies (Continued)

average number of common shares outstanding and gives effect to all dilutive potential common shares outstanding during the period. Potential common shares include shares issuable upon the assumed exercise of dilutive stock options. For the years ended April 30, 2005, 2004 and 2003, respectively, 326,960, 613,339 and 1,080,966 common shares issuable upon the exercise of stock options were antidilutive due to the fact that the exercise price of the options was greater then the market value of the stock and were therefore excluded from the computation of diluted earnings (loss) per share.

The following is a reconciliation of the shares used in calculating basic and diluted earnings (loss) per share:

	Year ended April 30,
	2005	2004	2003
	(in thousands)
Shares used in computation:
Weighted average common stock outstanding used in computation of basic earnings (loss) per share	14,069	13,887	13,710
Dilutive effect of stock options	243	240	—

Shares used in computation of diluted earnings (loss) per share	14,312	14,127	13,710

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingencies at April 30, 2005 and 2004, and the reported amounts of revenue and expenses during the three year period ended April 30, 2005. Areas particularly subject to estimation include the allowance for doubtful accounts, the valuation for potential excess and obsolete inventory, the carrying value of the Company’s intangible assets and the valuation allowance on deferred tax assets. Actual results could differ from those estimates.

New Accounting Pronouncements

In November 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 151, “Inventory Costs” (“SFAS 151”). SFAS 151 amends the guidance in Accounting Review Board No. 43, Chapter 4, “Inventory Pricing,” to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). SFAS 151 is effective for fiscal years beginning after June 15, 2005. The adoption of SFAS 151 is not expected to have a material impact on the Company’s financial position and results of operations.

In December 2004, the FASB issued SFAS No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123R”). SFAS 123R requires that the cost resulting from all share-based payment transactions be measured using a fair-value method and be recognized in the financial statements. SFAS 123R is effective as of the beginning of the first interim or annual reporting period of the first fiscal year that begins on or after June 15, 2005. SFAS 123R is effective for the Company’s first quarter of fiscal 2007 beginning May 1, 2006. The adoption of SFAS 123R will have a material impact on the Company’s financial position and results of operations. The Company is evaluating what transition method to select upon adoption.

ADE CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

2.	Summary of Significant Accounting Policies (Continued)

In December 2004, the FASB issued SFAS No. 153, “Exchanges of Nonmonetary Assets, an amendment of APB Opinion No. 29” (“SFAS 153”) SFAS 153 addresses the measurement of exchanges of nonmonetary assets and redefines the scope of transactions that should be measured based on the fair value of the assets exchanged. SFAS 153 is effective for the Company for nonmonetary asset exchanges after June 15, 2005. The adoption of SFAS 153 is not expected to have a material effect on the Company’s consolidated financial position or results of operations.

In December 2004, the FASB issued two FASB Staff Positions (“FSP”) that provide accounting guidance on how companies should account for the effects of the American Jobs Creation Act of 2004 that was signed into law on October 22, 2004. FSP FAS 109-1, “Application of FASB Statement No. 109, “Accounting for Income Taxes,” to the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004,” states that the manufacturers’ deduction provided for under this legislation should be accounted for as a special deduction instead of a tax rate change. FSP FAS No. 109-2, “Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004,” allows a company additional time to evaluate whether the effects of the legislation on any plan for reinvestment or repatriation of foreign earnings for purposes of applying SFAS No. 109, “Accounting for Income Taxes.” These FSPs are effective December 21, 2004 and may affect how a company accounts for deferred income taxes. We are currently evaluating the impact of these FSPs on our results of operations and financial position.

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

ADE CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

3.	Restructurings (Continued)

restructuring charge of $307,000 for the severance portion of Mr. Abbe’s agreement, which was paid through September 2003. This amount is included in the $711,000 discussed above. The consulting portion of the agreement was expensed as incurred.

Below is a table summarizing the activity related to the restructuring accrual for the years ended April 30, 2005, 2004 and 2003:

	Severance	Office Closures	Total
	(in thousands)
Restructuring accrual	$1,380	$208	$1,588
Cash payments	(1,260)	(163)	(1,423)

Balance at April 30, 2003	120	45	165
Restructuring accrual	393	—	393
Cash payments	(505)	(45)	(550)

Balance at April 30, 2004	8	—	8
Cash payments	(8)	—	(8)

Balance at April 30, 2005	$—	$—	$—

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

The financial position and results of operations of JAL was significant compared to those of the Company for the years ended April 30, 2004 and 2003. Below is the summarized unaudited financial information for JAL for the fiscal years ended April 30, 2004 and 2003:

	Year ended April 30,
	2004	2003
	(in thousands)
Revenue	$40,788	$29,681
Gross profit	10,686	8,021
Net income	826	340

	April 30,
	2004	2003
Current assets	$23,752	$21,422
Noncurrent assets	3,160	2,953
Current liabilities	19,942	16,937
Noncurrent liabilities	—	—

ADE CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

6.    Assets Held for Sale

In February 2003, the Company’s Board of Directors approved a plan to sell the Company’s Newton, Massachusetts property, which housed the Company’s ADE Technologies, Inc. (“ATI”) subsidiary. The operations of ATI were relocated to the Company’s Westwood, Massachusetts facility during the fourth quarter of fiscal 2003. The Company listed the property for sale and actively looked for a buyer. In accordance with SFAS No. 144 (“SFAS 144”), “Accounting for the Impairment or Disposal of Long-Lived Assets,” the Company classified the assets associated with the Newton property as “Available for Sale” and ceased depreciation on the assets. As required by SFAS 144, in order to classify this property as “Available for Sale,” it must be probable that it will be sold within one year unless certain criteria are met. During the time that the Newton property was listed for sale, the real estate market for industrial properties in the Boston area was sluggish. The Company responded to these market conditions by decreasing the asking price of the property and recorded charges of $378,000 during fiscal year 2004 to general and administrative expenses to reduce the net carrying value of the assets to the fair value less the cost to sell the property. The fair value of the property was determined by the Company’s best estimate of the current market value of the property as a result of negotiations with potential buyers since the property was listed for sale. On June 25, 2004, the Company entered into a purchase and sale agreement with a buyer for the Newton property. The sale of the Newton property was completed on December 2, 2004. The Company received net proceeds of $4.4 million. A gain of approximately $69,000 was recognized on the transaction and was recorded as income in the Company’s consolidated statement of operations during the year ended April 30, 2005.

7.    Sale of Marketable Securities

On January 6, 2004, the Company sold 17,213 shares of its investment in the common stock of MKS Instruments Inc. The Company received proceeds of $515,000 from the sale. The Company’s cost basis in the shares sold was $117,000. Therefore, a gain of $398,000 was recognized in the Company’s consolidated statement of operations for the year ended April 30, 2004. As of April 30, 2005, the Company still owns approximately 56,000 shares of MKS Instruments Inc. common stock.

8.    Inventories

Inventories consist of the following:

	April 30,
	2005	2004
	(in thousands)
Raw materials and purchased parts	$16,820	$18,168
Work-in-process	13,084	13,357
Finished goods	860	1,220

	$30,764	$32,745

ADE CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

9.    Fixed Assets

Fixed assets consist of the following:

	Useful life in years	April 30,
		2005	2004
		(in thousands)
Land		$505	$505
Building and improvements	15-25	5,867	5,247
Machinery and equipment	3-10	18,449	18,544
Office equipment	3-10	5,628	5,608
Leasehold improvements	5	653	658
Construction-in-progress		805	599

		31,907	31,161
Less accumulated depreciation		22,666	20,332

		$9,241	$10,829

Depreciation expense for the years ended April 30, 2005, 2004 and 2003 was $2,038,000, $2,803,000, $4,243,000, respectively. During the years ended April 30, 2005 and 2004, the Company sold some demonstration units to customers. These units were transferred to inventory prior to the sale. The total cost of the demonstration units for the years ended April 30, 2005 and 2004 was $231,000 and $284,000, respectively, and accumulated depreciation was $16,000 and $195,000, respectively.

10.    Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consist of the following:

	April 30,
	2005	2004
	(in thousands)
Accrued salaries, wages, vacation pay and incentive compensation	$3,335	$2,144
Accrued commissions	1,512	1,271
Accrued warranty costs	1,482	1,257
Deferred revenue	2,316	2,367
Other	3,424	3,518

	$12,069	$10,557

11.    Borrowings

Long-term Debt

In April 1999, the Company issued a tax exempt Industrial Development Bond (the “1999 bond”) through the Industrial Development Authority of the County of Pima, Arizona. The face value of the 1999 bond is $4,500,000. The 1999 bond bears interest at a rate of 5.52% and provides for 50% of the principal to be paid over ten years from the date of issuance with the remaining 50% due in March 2009. Monthly payments of principal and accrued interest for the 1999 bond are approximately $31,000. The proceeds of the 1999 bond were used to fund the construction of a new manufacturing facility in Tucson, Arizona.

On July 22, 2004, the Company entered into a Standby Letter of Credit Agreement with Bank of America, as successor to Fleet National Bank in the amount of $4.5 million. One letter of credit issued under this facility serves as collateral for the $3.9 million principal balance on Company’s Industrial Development Bond issued

ADE CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

11.	Borrowings (Continued)

through the Industrial Development Authority of the County of Pima, Arizona and replaces a letter of credit the Company had with another financial institution. Another letter of credit under this facility serves as a security deposit required by the lease agreement for the Company’s Westwood, Massachusetts headquarters building. The facility bears a fee of 1.5% per annum of the face amount of each letter of credit. Under the terms of the Letter of Credit Agreement, the Company is required to comply with certain financial covenants. As of April 30, 2005, the Company was in compliance with these covenants.

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

Future maturities of principal of the Company’s 1999 bond as of April 30, 2005 were as follows:

(in thousands)
Year ending April 30,
2006	177
2007	187
2008	198
2009	3,046
Thereafter	—

$3,608

12.	Employee Compensation Plans

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

Options are granted under the 1995 and 1997 Plans as either incentive stock options or non-qualified stock options and at exercise prices not less than the fair value of the stock on the date of grant or less than 110% of the fair value in the case of optionees holding more than 10% of the total combined voting power of all classes of stock of the Company. The terms of the options generally may not exceed ten years or five years in the case of optionees holding more than 10% of the total combined voting power of all classes of stock of the Company. The options are exercisable over periods determined by the compensation committee of the Board of Directors, generally at the rate of 20% per year, on a cumulative basis, beginning with the first anniversary of the date of grant.

During calendar year 2000, the Board of Directors adopted the Company’s 2000 Employee Stock Option Plan (the “2000 Plan”). Under the 2000 Plan, stock rights may be granted which are either (i) options intended to

ADE CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

12.	Employee Compensation Plans (Continued)

qualify as “incentive stock options” under Section 422(b) of the Internal Revenue Code of 1986, as amended, (ii) non-qualified stock options or (iii) awards of shares of common stock or the opportunity to make a direct purchase of shares of common stock. The 2000 Plan authorizes the issuance of up to 900,000 shares of the Company’s common stock plus the number of shares of common stock previously reserved for granting of options under the 1995 Plan or the 1997 Plan which are not granted under either of these plans or which are not exercised and cease to be outstanding by reason of cancellation or otherwise. The options are exercisable over periods determined by the compensation committee of the Board of Directors, generally at the rate of 5% per quarter, on a cumulative basis, beginning with the first anniversary of the date of grant. At April 30, 2005, 479,600 shares were available for future grants under the Company’s stock option plans. All of the Company’s stock option plans have been approved by the Company’s shareholders.

In October 1996, the Board of Directors adopted the Employee Stock Purchase Plan (the “Purchase Plan”), effective as of October 1, 1996. The Purchase Plan provides full-time employees, nearly all of whom are eligible to participate, the opportunity to purchase common shares, on a quarterly basis, at 85% of the fair market value of the shares on either the first or last day of the applicable quarter, whichever is lower. The original term of the Purchase Plan was for five years, and the Company has authorized 1,000,000 shares of the Company’s common stock for issuance under the Purchase Plan. In October 2001, the Board of Directors adopted an amendment to the Purchase Plan to extend the term of the Plan by five years. Under the Purchase Plan, the Company sold 40,303, 51,107 and 80,518 shares to employees in fiscal years 2005, 2004 and 2003, respectively. At April 30, 2005, the Company has reserved 605,454 shares of common stock for issuance to employees under the Purchase Plan. The Purchase Plan has been approved by the Company’s shareholders.

Stock option activity is summarized as follows:

	Number of shares	Weighted average exercise price
Options outstanding at April 30, 2002	1,165,741	$13.81
Granted	138,000	6.88
Exercised	(1,500)	9.80
Canceled	(181,646)	14.10

Options outstanding at April 30, 2003	1,120,595	12.91
Granted	147,100	17.54
Exercised	(181,217)	10.76
Canceled	(134,460)	15.08

Options outstanding at April 30, 2004	952,018	13.73
Granted	74,100	19.33
Exercised	(225,385)	11.44
Canceled	(28,409)	19.41

Options outstanding at April 30, 2005	772,324	$14.73

The number and weighted average exercise price of options exercisable at April 30, 2005, 2004 and 2003 was 462,220 and $14.77; 530,408 and $13.45; and 564,150 and $13.02, respectively.

ADE CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

12.	Employee Compensation Plans (Continued)

The following table summarizes information about stock options outstanding at April 30, 2005:

	Options Outstanding			Options Exercisable
Range of exercise prices	Number Outstanding	Weighted average remaining contractual life (years)	Weighted average exercise price	Number exercisable	Weighted average exercise price
$6.13 - $9.94	292,120	6.4	$ 8.27	180,820	$ 8.48
$12.43 - $15.77	93,408	6.4	14.51	42,518	13.78
$17.06 - $19.28	133,085	7.4	18.19	59,199	17.47
$20.08 - $21.58	253,711	6.1	20.43	179,683	20.45

	772,324	6.5	$14.73	462,220	$14.77

13.    Stockholders’ Equity

Reserved Shares

At April 30, 2005, the Company has reserved 1,857,378 shares of common stock for issuance upon the grant and exercise of available common stock options and for issuance to employees under the Purchase Plan.

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

	SSG	PST	ATI	Total
	(in thousands)
For the year ended April 30, 2005
Revenue from external customers	$66,148	$38,690	$12,063	$116,901
Intersegment revenue	316	247	587	1,150
Income from operations	8,443	13,924	1,355	23,722
Depreciation and amortization expense	1,660	509	19	2,188
Capital expenditures	361	82	223	666

For the year ended April 30, 2004
Revenue from external customers	$60,043	$19,393	$8,950	$88,386
Intersegment revenue	48	—	378	426
Income (loss) from operations	3,395	3,721	(528)	6,588
Depreciation and amortization expense	2,329	523	101	2,953
Long-lived asset impairment	378	—	—	378
Capital expenditures	676	63	21	760

For the year ended April 30, 2003
Revenue from external customers	$51,546	$12,600	$6,914	$71,060
Intersegment revenue	254	8	1,004	1,266
Income (loss) from operations	(7,018)	1,129	(1,315)	(7,204)
Depreciation and amortization expense	4,108	407	178	4,693
Long-lived asset impairment	243	—	—	243
Capital expenditures	(206)	(159)	(6)	(371)

The following is a reconciliation for the above items where aggregate reportable segment amounts differ from amounts contained in the Company’s consolidated financial statements.

	Year ended April 30,
	2005	2004	2003
	(in thousands)
Total external revenue for reportable segments	$116,901	$88,386	$71,060
Net impact of revenue recognition on sales to affiliate	—	199	187

Total consolidated revenue	$116,901	$88,585	$71,247

Total operating profit (loss) for reportable segments	$23,722	$6,588	$(7,204)
Net impact of intercompany gross profit eliminations and deferred profit on sales to affiliate	(82)	32	149

Total consolidated operating profit (loss)	$23,640	$6,620	$(7,055)

ADE CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

14.	Segment, Geographic and Significant Customer Information (Continued)

Revenue by geographic area is summarized as follows:

	Year ended April 30,
	2005	2004	2003
	(in thousands)
United States	$20,316	$12,611	$12,179
Japan	47,285	43,911	24,560
Taiwan	3,342	4,490	2,787
Europe	18,433	12,478	11,606
Asia	27,525	15,095	20,115

	$116,901	$88,585	$71,247

Revenue from JAL in fiscal years 2005, 2004 and 2003 totaled $36,482,000 (31%), $31,737,000 (36%), and $17,708,000 (25%), respectively. Revenue from another customer in fiscal 2005, 2004 and 2003 totaled $16,723,000 (14%), $10,189,000 (12%), and $6,928,000 (10%), respectively. Revenue from a third customer in fiscal years 2005, 2004 and 2003 totaled $11,112,000 (10%), $3,066,000 (3%), and $7,444,000 (10%), respectively. As of April 30, 2005, 2004 and 2003, all of the Company’s long-lived assets are located in the United States except for $679,000, $626,000, and $609,000, respectively.

15.    Income Taxes

The provision for (benefit from) income taxes consists of:

	Year ended April 30,
	2005	2004	2003
	(in thousands)
Current tax expense (benefit):
Federal	$473	$(237)	$—
Foreign	99	222	65
State	12	61	26

	584	46	91

Deferred tax (benefit):
Federal	(15,128)	—	—
State	(2,089)	—	—

	(17,217)	—	—

	$(16,633)	$46	$91

For financial reporting purposes, income (loss) before income taxes includes the following components:

	Year ended April 30,
	2005	2004	2003
United States	$24,028	$6,903	$(7,634)
Foreign	280	1,868	145

Total	$24,308	$8,771	$(7,489)

ADE CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

15.	Income Taxes (Continued)

The significant components of deferred tax assets and liabilities consist of the following:

	April 30,
	2005	2004
Deferred tax assets:
Inventories, due to reserves and additional costs inventoried for tax purposes	$4,550	$4,759
Acquired in-process research and development and intangibles	1,443	1,697
Accrued expenses	2,815	1,533
Deferred revenue	622	995
Deferred profit on sales to affiliates	—	895
Net operating loss and other carryforwards	7,854	15,590
Capital loss carryforward	675	—
Bad debt reserve	195	174
Depreciation	393	495
Other	483	424

Gross deferred tax assets	19,030	26,562
Deferred tax valuation allowance	(1,813)	(26,562)

Total net deferred tax assets	$17,217	$—

Deferred income taxes reflect the tax impact of temporary differences between the amount of assets and liabilities for financial reporting purposes and such amounts as measured by tax laws and regulations. Under SFAS No. 109, “Accounting for Income Taxes,” the benefit associated with future deductible temporary differences is recognized if it is more likely than not that the benefit will be realized. The measurement of deferred tax assets is reduced by a valuation allowance if, based upon the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. Significant management judgment is required in determining the Company’s provision for income taxes, its deferred tax assets and liabilities and any valuation allowance recorded against its net deferred tax assets. The Company evaluates the weight of all available evidence to determine whether it is more likely than not that some portion or all of the deferred income tax assets will not be realized. During the quarter ended April 30, 2005, based on its evaluation of all available evidence, both positive and negative, the Company determined that it was more likely than not that it would realize the benefit of the majority of its deferred tax assets. As a result, the Company reversed $17.2 million of its deferred tax asset valuation allowance. The decision to reverse the valuation allowance required significant judgment. Had the Company not reversed this allowance, it would have reported materially different results. The amount of the deferred tax asset considered realizable is based on significant estimates, and it is at least reasonably possible that changes in these estimates in the future could materially affect the Company’s financial condition and results of operations.

As of April 30, 2005, the Company has available unused operating loss carryforwards, which may be applied against future taxable income. Net operating loss carryforwards generated in fiscal 2000 and 2002 began to expire in fiscal 2005 for state purposes and in fiscal 2020 for federal purposes. Net operating loss carryforwards remaining at April 30, 2005 and 2004, not limited in their use due to ownership changes, totaled $10,232,000 and $29,690,000, respectively. Included in the net operating loss carryforwards for April 30, 2005 and 2004 are $1,801,000 and $23,835,000, respectively, of state net operating losses that are only available to offset taxable state income.

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

The following is a reconciliation between the amount of reported income tax expense (benefit) and the amount computed using the U.S. Federal Statutory rate of 35% for fiscal 2005, 2004 and 2003:

	Year ended April 30,
	2005	2004	2003
	(in thousands)
Statutory federal rate	$8,508	$3,087	$(2,560)
State taxes, net of federal benefit	8	41	17
Valuation allowance	(25,845)	(3,144)	2,594
Other	696	62	40

	$(16,633)	$46	$91

16.    Incentive Savings and Profit Sharing Plan

The Company has an incentive savings and profit sharing plan covering substantially all employees who wish to participate and meet minimum age and service requirements. Annual Company contributions are determined by the Board of Directors and are limited to the maximum amount deductible under the Internal Revenue Code. Company contributions for fiscal 2005, 2004 and 2003 were $558,000, $198,000 and $21,000, respectively.

17.    Commitments and Contingencies

Lease Obligations

The Company leases land and certain buildings, machinery and equipment under operating leases, which expire through 2018. Under the terms of the leases, the Company is responsible for normal maintenance, utility expenses and taxes and pays a monthly property management fee on certain leases.

Future minimum lease payments under operating leases, including management fees, as of April 30, 2005 were as follows:

(in thousands)
Year ending April 30,
2006	2,322
2007	2,245
2008	1,716
2009	1,718
2010	1,564
Thereafter	10,345

$19,910

Total rent expense under non-cancelable operating leases was $1,703,000, $1,486,000 and $698,000 for the years ended April 30, 2005, 2004 and 2003, respectively.

ADE CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

17.	Commitments and Contingencies (Continued)

Litigation

As previously reported in the Company’s Annual Report on Form 10-K for the fiscal year ended April 30, 2004, on October 12, 2000, the Company filed a patent infringement lawsuit against KLA-Tencor Corporation (“KLA”), a competitor, in United States District Court in Delaware. In the suit, the Company sought damages and a permanent injunction against further infringement of United States Patent Numbers 6,118,525 and 6,292,259, both entitled “Wafer Inspection System for Distinguishing Pits and Particles.” KLA responded by filing counterclaims alleging that the Company has infringed four patents owned by KLA. KLA sought damages for the alleged patent infringement and a permanent injunction against future infringement. In addition, KLA sought a declaration that United States Patent Numbers 6,118,525 and 6,292,259, owned by the Company, were invalid and not infringed by KLA. On March 13, 2003, the District Court issued a ruling upholding KLA’s principal arguments with respect to ADE’s claims of infringement. On August 15, 2003, the District Court issued rulings upholding ADE’s principal arguments with respect to KLA’s claims of infringement for two of KLA’s asserted patents. On February 4, 2004, a jury in the United States District Court in Delaware returned a verdict in favor of ADE invalidating all the remaining claims asserted by KLA. A final judgment was issued by the court in ADE’s favor on all of KLA’s counterclaims. On January 31, 2005, the Company and KLA entered into a settlement agreement that resulted in dismissal with prejudice of the lawsuit against both the Company and KLA and of all related claims. The settlement agreement had no material effect on the Company’s financial position or results of operations.

On October 18, 2002, a former employee of the Company filed a civil action against the Company in Massachusetts Superior Court, Suffolk County, alleging that the Company breached his employment contract with the Company and seeking damages of approximately $500,000. The Company filed an answer to the former employee’s complaint denying his allegations, and believed that the former employee’s claim lacked merit. The Company also filed counterclaims against the employee. On July 15, 2003, the former employee amended his complaint to add related allegations and to add Dr. Koliopoulos and Mr. James as individual defendants. The parties have reached a settlement agreement, which was executed on March 12, 2005. The majority of the settlement amount and the Company’s related expenses were covered under the Company’s insurance policies.

In addition to the matters noted above, from time to time the Company is subject to legal proceedings and claims in the ordinary course of business. In the opinion of management, the amount of ultimate expense with respect to any other current legal proceedings and claims will not have a material adverse effect on the Company’s financial position or results of operations.

Guarantor agreements

The Company has an agreement with a vendor whereby it guarantees the business related expenses incurred by certain of the Company’s employees. The term of the agreement is from execution until cancellation and payment of any outstanding amounts. The Company would be required to pay any unsettled employee expenses upon notification from the vendor. The maximum potential amount of future payments the Company could be required to make under this agreement is not significant. As a result, the Company believes the estimated fair value of these agreements is minimal. Accordingly, no liabilities have been recorded for this guaranty as of April 30, 2005.

Pursuant to one of the provisions in the Company’s standard terms and conditions of sale, the Company agrees, subject to certain limitations and conditions, to defend any suit or proceeding brought against a customer

ADE CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

17.	Commitments and Contingencies (Continued)

based on a claim that the Company’s equipment, standing alone, infringes a United States patent or copyright or misappropriates a trade secret protected under United States law. Actions arising under such provision may only be brought by customers within two years after the cause of action arises. The maximum potential amount of payments the Company may be required to make under such provision is limited to the total purchase price of the Company’s equipment sold under the particular contract. The Company has never incurred costs to defend lawsuits or settle claims related to these customer contract provisions. As a result, the Company believes the liability is minimal. Accordingly, the Company has no liabilities recorded for these provisions as of April 30, 2005.

The Company warrants that its products will perform in all material respects in accordance with its standard published specifications. The term of the Company’s standard warranty is 12 months. The Company accrues 2% or 3% of product revenues to provide for estimated warranty costs, based on which business unit made the sale. The following is a reconciliation of the activity in the Company’s warranty liability for the years ended April 30, 2005 and 2004.

	Year ended April 30,
	2005	2004
	(in thousands)
Accrued warranty, beginning of year	$1,257	$1,041
Accruals for warranties issued	1,185	1,113
Warranty settlements made	(960)	(897)

Accrued warranty, end of year	$1,482	$1,257

18.    Supplemental Disclosures of Cash Flow Information

	Year ended April 30,
	2005	2004	2003
Cash paid during the year:
Interest	$204	$358	$624
Income taxes paid (refunds received), net	$731	$(511)	$58
Transfers of demonstration units to inventory from fixed assets, net of accumulated depreciation	$215	$89	$911

FINANCIAL STATEMENT SCHEDULE

(In thousands)

Schedule II—Valuation and Qualifying Accounts and Reserves

Description	Balance at May 1, 2002	Charged to costs and expenses	Charged to other accounts	Deductions and write-offs	Balance at April 30, 2003
Allowance for doubtful accounts	$699	$—	$—	$(87)	$612
Deferred tax asset valuation allowance	27,112	2,594	—	—	29,706

Description	Balance at May 1, 2003	Charged to costs and expenses	Charged to other accounts	Deductions and write-offs	Balance at April 30, 2004
Allowance for doubtful accounts	$612	$—	$—	$(154)	$458
Deferred tax asset valuation allowance	29,706	(3,144)	—	—	26,562

Description	Balance at May 1, 2004	Charged to costs and expenses	Charged to other accounts	Deductions and write-offs	Balance at April 30, 2005
Allowance for doubtful accounts	$458	$234	$—	$(178)	$514
Deferred tax asset valuation allowance	26,562	(17,217)	—	(7,532)	1,813

S-1