Form 10-Q
period 2005-07-31
ADE CORP
filed 2005-09-09
CIK 884498

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended: July 31, 2005

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).    YES  ☒    NO  ☐

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act).    YES  ☐    NO  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock, par value $.01 per share	14,370,758 shares
Class	Outstanding at September 6, 2005

ADE CORPORATION

PART I.

FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements (unaudited):

ADE CORPORATION

CONSOLIDATED BALANCE SHEET

(in thousands, except share and per share information, unaudited)

	July 31, 2005	April 30, 2005
Assets
Current assets:
Cash and cash equivalents	$78,147	$72,841
Marketable securities	849	836
Accounts receivable, net	18,142	18,499
Inventories	31,708	30,764
Prepaid expenses and other current assets	1,521	1,373
Deferred income taxes	10,627	10,601

Total current assets	140,994	134,914

Fixed assets, net	9,090	9,241
Deferred income taxes	5,578	6,616
Investments	499	499
Intangible assets, net	481	533
Goodwill	1,318	1,318
Other assets	114	105

Total assets	$158,074	$153,226

Liabilities and stockholders’ equity
Current liabilities:
Current portion of long-term debt	$180	$177
Accounts payable	5,630	6,027
Accrued expenses and other current liabilities	12,741	12,069

Total current liabilities	18,551	18,273

Deferred gain on sale-leaseback	1,468	1,496
Long-term debt, net of current portion	3,385	3,431

Total liabilities	23,404	23,200

Commitments and contingencies (Note 9)

Stockholders’ equity:
Preferred stock, $1.00 par value; 1,000,000 shares authorized; none issued or outstanding	—	—
Common stock, $.01 par value: 25,000,000 shares authorized: 14,370,208 and 14,260,773 issued and outstanding at July 31, 2005 and April 30, 2005, respectively	143	143
Capital in excess of par value	111,355	109,597
Retained earnings	22,755	19,870
Accumulated other comprehensive income	417	416

Total stockholders’ equity	134,670	130,026

Total liabilities and stockholders’ equity	$158,074	$153,226

The accompanying notes are an integral part of these unaudited consolidated financial statements.

ADE CORPORATION

CONSOLIDATED STATEMENT OF OPERATIONS

(in thousands, except per share data, unaudited)

	Three months ended July 31,
	2005	2004
Net Revenue:
Systems and parts	$21,721	$25,328
Service	2,591	2,985

Total revenue	24,312	28,313

Cost of revenue:
Systems and parts	8,358	11,216
Service	2,345	2,176

Total cost of revenue	10,703	13,392

Gross profit	13,609	14,921

Operating expenses:
Research and development	3,812	3,626
Marketing and sales	3,509	3,469
General and administrative	2,758	2,663

Total operating expenses	10,079	9,758

Income from operations	3,530	5,163

Interest income	482	62
Interest expense	(49)	(52)
Other income	53	33

Income before provision for income taxes	4,016	5,206
Provision for income taxes	1,131	148

Net income	$2,885	$5,058

Basic earnings per share	$0.20	$0.36
Diluted earnings per share	$0.20	$0.35

Weighted average shares outstanding - basic	14,318	14,007
Weighted average shares outstanding - diluted	14,611	14,285

The accompanying notes are an integral part of these unaudited consolidated financial statements.

ADE CORPORATION

CONSOLIDATED STATEMENT OF CASH FLOWS

(in thousands, unaudited)

	Three months ended July 31,
	2005	2004
Cash flows from operating activities:
Net income	$2,885	$5,058
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	459	597
Deferred income taxes	1,012	—
Non-cash compensation	5	10
Amortization of gain from sale-leaseback	(28)	(28)
Changes in assets and liabilities:
Accounts receivable, net	357	(1,368)
Inventories	(944)	(500)
Prepaid expenses and other current assets	(148)	(297)
Other assets	(9)	3
Accounts payable	(397)	58
Accrued expenses and other current liabilities	672	918

Net cash provided by operating activities	3,864	4,451

Cash flows from investing activities:
Purchases of fixed assets	(256)	(121)
Change in restricted cash	—	(2)

Net cash used in investing activities	(256)	(123)

Cash flows from financing activities:
Repayment of long-term debt	(43)	(41)
Proceeds from issuance of common stock	1,753	382

Net cash provided by financing activities	1,710	341

Effect of exchange rate changes on cash and cash equivalents	(12)	—

Net increase in cash and cash equivalents	5,306	4,669
Cash and cash equivalents, beginning of period	72,841	41,560

Cash and cash equivalents, end of period	$78,147	$46,229

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

Pursuant to accounting requirements of the Securities and Exchange Commission (“SEC”) applicable to quarterly reports on Form 10-Q, the accompanying unaudited consolidated financial statements and these notes do not include all disclosures required by generally accepted accounting principles (“GAAP”) in the United States of America for complete financial statements. Accordingly, these statements should be read in conjunction with the financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended April 30, 2005. The Company maintains a website where copies of its reports filed with SEC may be accessed as well as other information concerning the Company’s business, products and news releases. The address of the Company’s website is www.ade.com. The Company’s website is included as a textual reference only and the information on the Company’s website is not incorporated by reference into this Quarterly Report on Form 10-Q.

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses and the disclosure of contingencies in the Company’s unaudited consolidated financial statements. Areas particularly subject to estimation include the allowance for doubtful accounts, the valuation for potential excess and obsolete inventory, the carrying value of the Company’s intangible assets and the valuation allowance on deferred tax assets. Actual results could differ from those estimates.

2. Comprehensive Income

Comprehensive income was as follows:

	(in thousands)
	Three months ended
	July 31, 2005	July 31, 2004
	(unaudited)
Net income	$2,885	$5,058
Other comprehensive income (loss):
Unrealized gain (loss) on marketable securities, net of tax	13	(253)
Currency translation adjustments	(12)	—

Other comprehensive income (loss)	1	(253)

Comprehensive income	$2,886	$4,805

3. Inventories

Inventories consist of the following:

	(in thousands)
	July 31, 2005	April 30, 2005
	(unaudited)
Raw materials and purchased parts	$17,485	$16,820
Work-in-process	13,431	13,084
Finished goods	792	860

	$31,708	$30,764

4. Intangible Assets

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

	(in thousands)
	July 31, 2005	April 30, 2005
	(unaudited)
License fees at cost	$1,400	$1,400
Accumulated amortization	(919)	(867)

Net carrying value	$481	$533

Amortization expense was $51,000 and $38,000 for the three months ended July 31, 2005 and 2004, respectively. Estimated annual amortization is $289,000, $216,000 and $28,000 for the fiscal years ending April 30, 2006, 2007 and 2008, respectively.

5. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consist of the following:

	(in thousands)
	July 31, 2005	April 30, 2005
	(unaudited)
Accrued salaries, wages, vacation pay and incentive compensation	$3,542	$3,335
Accrued commissions	2,434	1,512
Accrued warranty costs	1,290	1,482
Deferred revenue	2,014	2,316
Other	3,461	3,424

	$12,741	$12,069

6. Stock-based Compensation

Stock-based compensation awards to employees under the Company’s stock plans are accounted for using the intrinsic value method prescribed in Accounting Principles Board Opinion (“APB”) No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. The Company has adopted the disclosures required by Statement of Financial Accounting Standards (“SFAS”) No. 123 (“SFAS 123”), “Accounting for Stock-Based Compensation” and SFAS No. 148, “Accounting for Stock-based Compensation.” Had compensation cost for the stock-based compensation been determined based on the fair value at the grant dates of awards consistent with the provisions of SFAS 123, the Company’s net income and earnings per share would have been reduced to the pro forma amounts as follows:

	(In thousands, except per share data)
	Three months ended July 31,
	2005	2004
	(unaudited)
Net income, as reported	$2,885	$5,058
Add back: Stock-based compensation included in net income, as reported	5	10
Deduct: Total stock-based employee compensation expense determined under fair value based method, net of related income taxes	258	362

Pro forma net income	$2,632	$4,706

Net earnings per share:
Basic - as reported	$0.20	$0.36
Basic - pro forma	$0.18	$0.34
Diluted - as reported	$0.20	$0.35
Diluted - pro forma	$0.18	$0.33

7. Earnings Per Share

Earnings per share are presented in accordance with SFAS No. 128, “Earnings Per Share,” which requires the presentation of “basic” earnings per share and “diluted” earnings per share. Basic earnings per share is computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share is computed using the weighted average number of common shares outstanding and gives effect to all dilutive potential common shares outstanding during the period. Potential common shares include shares issuable upon the assumed exercise of dilutive stock options. For the three months ended July 31, 2005 and 2004, respectively, 24,250 and 257,560 common shares issuable upon the exercise of stock options have been excluded from the computation of diluted earnings per share, as their effect would have been antidilutive because the exercise price of the options was greater than the average market value of the Company’s common stock during the respective periods.

The following is a reconciliation of the shares used in calculating basic and diluted earnings per share:

	(in thousands)
	Three months ended July 31,
	2005	2004
	(unaudited)
Shares used in computation:
Weighted average common stock outstanding used in computation of basic earnings per share	14,318	14,007
Dilutive effect of stock options outstanding	293	278

Shares used in computation of diluted earnings per share	14,611	14,285

8. Segment Reporting

The Company has three reportable segments: ADE Semiconductor Systems Group (“SSG”), ADE Phase Shift (“PST”) and ADE Technologies (“ATI”). SSG manufactures and markets metrology and inspection systems to the semiconductor wafer and device manufacturing industries that are used to improve yield and capital productivity. Sales of the Company’s stand-alone software products are also included in the SSG segment. PST manufactures and markets high performance, non-contact surface metrology equipment using advanced interferometric technology that provides enhanced yield management to the data storage, semiconductor wafer and device manufacturing and optics industries. ATI manufactures and markets high precision magnetic characterization and non-contact dimensional metrology gauging systems primarily to the data storage industry.

The Company’s reportable segments are determined based upon information used to evaluate the business by the chief operating decision maker, which includes the nature of the products, the external customers and customer industries and the sales and distribution methods used to market the products. The Company evaluates performance based upon profit or loss from operations. The Company does not measure the assets allocated to the segments. Management fees representing certain services provided by corporate offices have been allocated to each of the reportable segments based upon the usage of those services by each segment. Additionally, other income and the provision for income taxes are not included in segment profitability. For the reportable segments, intersegment sales are recorded at cost plus 20% and are eliminated in consolidation.

8. Segment Reporting (Continued)

	(in thousands, unaudited)
	SSG	PST	ATI	Total
For the quarter ended July 31, 2005
Revenue from external customers	$11,005	$10,244	$3,063	$24,312
Intersegment revenue	—	83	296	379
Income (loss) from operations	(820)	3,678	675	3,533
Depreciation and amortization expense	353	100	6	459
Capital expenditures	183	118	—	301

For the quarter ended July 31, 2004
Revenue from external customers	$19,699	$5,754	$2,860	$28,313
Intersegment revenue	46	72	93	211
Income from operations	3,651	1,439	85	5,175
Depreciation and amortization expense	454	137	6	597
Capital expenditures	117	—	4	121

The following is a reconciliation for the above items where aggregate reportable segment amounts differ from amounts contained in the Company’s consolidated financial statements.

	Three months ended July 31,
	2005	2004
	(unaudited)
Total operating income for reportable segments	$3,533	$5,175
Net impact of intercompany gross profit eliminations	(3)	(12)

Total consolidated operating income	$3,530	$5,163

9. Commitments and Contingencies

Litigation

From time to time the Company is subject to legal proceedings and claims in the ordinary course of business. In the opinion of management, the amount of ultimate expense with respect to any current legal proceedings and claims will not have a material adverse effect on the Company’s financial position or results of operations.

Guarantor agreements

The Company has an agreement with a vendor whereby it guarantees the expenses incurred by certain of the Company’s employees. The term of the agreement is from execution until cancellation and payment of any outstanding amounts. The Company would be required to pay any unsettled employee expenses upon notification from the vendor. The maximum potential amount of future payments the Company could be required to make under this agreement is not significant. As a result, the Company believes the estimated fair value of these agreements is minimal. Accordingly, no liabilities have been recorded for this guaranty as of July 31, 2005.

Pursuant to one of the provisions in the Company’s standard terms and conditions of sale, the Company agrees, subject to certain limitations and conditions, to defend any suit or proceeding brought against a customer based on a claim that the Company’s equipment, standing alone, infringes a United States patent or copyright or misappropriates a trade secret protected under United States law. Actions arising under such provision may only be brought by customers within two years after the cause of action arises. The maximum potential amount of payments the Company may be required to make under such provision is limited to the total purchase price of the Company’s equipment sold under the particular contract. The Company has never incurred costs to defend lawsuits or settle claims related to these customer contract provisions. As a result, the Company believes the estimated exposure of these provisions is minimal. Accordingly, the Company has no liabilities recorded for these provisions as of July 31, 2005.

The Company warrants that its products will perform in all material respects in accordance with its standard published specifications. The term of the Company’s standard warranty is 12 months. The Company currently accrues 2% of product revenues, based on history, to provide for estimated warranty costs. The following is a reconciliation of the quarterly activity in the Company’s warranty liability for the three months ended July 31, 2005 and 2004.

	(in thousands)
	Three months ended July 31,
	2005	2004
	(unaudited)
Accrued warranty, beginning balance	$1,482	$1,257

Accruals for warranties issued	263	336
Warranty settlements made	(455)	(211)

Accrued warranty, ending balance	$1,290	$1,382

10. New Accounting Pronouncements

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

In December 2004, the FASB issued SFAS No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123R”). SFAS 123R requires that the cost resulting from all share-based payment transactions be measured using a fair-value method and be recognized in the financial statements. SFAS 123R is effective as of the beginning of the first interim or annual reporting period of the first fiscal year that begins on or after June 15, 2005. SFAS 123R is effective for the Company’s first quarter of fiscal 2007 beginning May 1, 2006. SFAS 123R permits public companies to adopt its requirements using one of two methods:

1.	A “modified prospective” method in which compensation cost is recognized beginning with the effective date (a) based on the requirements of SFAS 123R for all share-based payments granted after the effective date and (b) based on the requirements of SFAS 123 for all awards granted to employees prior to the effective date of SFAS 123R that remain unvested on the effective date.

2.	A “modified retrospective” method which includes the requirements of the modified prospective method described above, but also permits entities to restate based on the amounts previously recognized under SFAS 123 for purposes of pro forma disclosures for either (a) all prior periods presented or (b) prior interim periods of the year of adoption.

The Company has not yet determined whether it will adopt SFAS 123R using the modified prospective method or the modified retrospective method. Management is currently evaluating the impact that the adoption of SFAS 123R will have on the Company’s financial position and results of operations.

11. Income Taxes

For the three months ended July 31, 2005, the Company earned income before taxes of $4.0 million and recorded a tax provision of $1.1 million. The Company’s effective tax rate in the first quarter of fiscal 2006 was approximately 28% compared to 3% in the first quarter of fiscal 2005. The current quarter rate includes an adjustment to the estimated benefit of prior year research and development credits. The provision for income taxes in the first quarter of fiscal 2005 consisted only of federal and state alternative minimum taxes and foreign income taxes because at that time, the Company had a full valuation allowance against its deferred tax assets.

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

Historically, the semiconductor wafer and device industries and the magnetic data storage industry have been highly cyclical and have experienced both rapid periods of growth and rapid downturns that can be abrupt and result in significant changes in revenue and profits. During an industry wide downturn, the demand for capital equipment significantly decreases as the Company’s customers reduce production of semiconductor wafers and devices. Beginning in the second half of fiscal 2003 and continuing through the fourth quarter of fiscal 2005, the Company experienced sequential increases in quarterly revenue in all but the first quarter of fiscal 2004. As a result, the Company has achieved profitability, on a quarterly basis, since the third quarter of fiscal year 2003. These results were due in part to increased worldwide order activity during fiscal 2003, 2004 and early fiscal 2005. However, since the first quarter of fiscal 2005, the Company has experienced decreased order levels and, for the first time since the first quarter of fiscal 2004, the Company recorded a decrease in sequential quarterly revenue in the first quarter of fiscal 2006. In spite of the recent decrease in order levels and this quarter’s decrease in revenue, the Company has maintained its profitability, albeit at a reduced level. At this time, due to limited industry visibility, the Company cannot determine if this decrease in order activity will continue and if so, for how long. As such, the Company makes no assurances that current order, revenue, backlog, and profit levels can be sustained in future periods. The Company expects that order levels will increase later in fiscal 2006 as the industry strengthens and the Company’s new products gain acceptance.

The following information should be read in conjunction with the unaudited consolidated financial statements and notes thereto included in this quarterly report and the audited consolidated financial statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in the Company’s Annual Report on Form 10-K for the fiscal year ended April 30, 2005.

Forward-Looking Statements

This quarterly report on Form 10-Q contains statements which constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 and Federal securities laws. Statements that make reference to the Company’s expectations, predictions and anticipations are subject to known and unknown risks and uncertainties that could cause actual results to differ materially from those expressed by such statements and should be considered forward-looking statements. These statements include, but are not limited to, expectations about the Company’s performance in the second quarter and remainder of fiscal 2006, risks and uncertainties associated with the strength of the semiconductor and magnetic data storage markets, wafer pricing and wafer demand, the results of product development efforts and expected demand for, and acceptance of, new and existing products, the success of the Company’s product offerings in meeting customer needs within the timeframes required by customers in these markets, further increases in backlog, the Company’s limited visibility with respect to its industry’s long term trends, the Company’s ability to maintain current gross profit levels, expectations about the impact of Statement of Financial Accounting Standards (“SFAS”) No. 123 (revised 2004) and its predictions of future financial outcomes. Subject to applicable law, the Company disclaims any intent or obligation to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise. Further information on potential factors that could affect the Company’s business is described in “Other Risk Factors and Trends” appearing at the end of this

Management’s Discussion and Analysis of Financial Condition and Results of Operations and in the Company’s reports on file with the Securities and Exchange Commission, including its Annual Report on Form 10-K for the fiscal year ended April 30, 2005.

Critical Accounting Policies, Significant Judgments and Estimates

The discussion and analysis of the Company’s financial condition and results of operations are based upon its consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure at the date of the Company’s financial statements. On an ongoing basis, management evaluates its estimates and judgments, including those related to bad debts, inventories, intangible assets, income taxes, and warranty obligations. Management bases its estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. The Company considers certain accounting policies related to revenue recognition and allowance for doubtful accounts, inventory valuation, accounting for income taxes and the valuation of goodwill and software to be critical policies due to the estimates and judgments involved in each.

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

Accounting for Income Taxes

The Company records income taxes using the asset and liability method. Deferred income tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective income tax bases, and operating loss and tax credit carryforwards. The Company’s financial statements contain certain deferred tax assets, which have arisen primarily as a result of operating losses incurred in prior years, as well as other temporary differences between book and tax accounting. SFAS No. 109, “Accounting for Income Taxes,” requires the establishment of a valuation allowance to reflect the likelihood of the realization of deferred tax assets. Significant management judgment is required in determining the Company’s provision for income taxes, its deferred tax assets and liabilities and any valuation allowance recorded against its net deferred tax assets. The Company evaluates the weight of all available evidence to determine whether it is more likely than not that some portion or all of the deferred income tax assets will not be realized. The amount of the deferred tax asset considered realizable is based on significant estimates, and it is at least reasonably possible that changes in these estimates in the near term could materially affect the Company’s financial condition and results of operations. The Company’s effective tax rate may vary from period to period based on changes in estimated taxable income or loss, changes to the valuation allowance, changes to federal, state or foreign tax laws, and deductibility of certain costs and expenses by jurisdiction.

Valuation of Goodwill and Software

As of July 31, 2005, intangible assets consist of $1.3 million of goodwill obtained through the acquisition of the Semiconductor Solutions Division of LPA Software, Inc. in September 1997 as well as $0.5 million, net of amortization, of capitalized license fees for software included in the Company’s products. The Company accounts for goodwill and other intangible assets in accordance with SFAS No. 142 (“SFAS 142”), “Goodwill and Other Intangible Assets.”

The Company is required to perform impairment tests under SFAS 142 annually during the fourth quarter and whenever events or changes in circumstances suggest that the goodwill may be impaired. Factors the Company considers important that could trigger the impairment review include:

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

Results of Operations

Three Months Ended July 31, 2005 compared to Three Months Ended July 31, 2004

Systems and parts revenue. Systems and parts revenue decreased 14% to $21.7 million in the first quarter of fiscal 2006 from $25.3 million in the first quarter of fiscal 2005. Systems and parts revenue in the SSG segment decreased 48% to $8.9 million in the first quarter of fiscal 2006 compared to $17.2 million in first quarter of fiscal 2005. The decrease in revenues from the SSG segment reflects both decreased orders for capacitance-based flatness tools in favor of the Company’s newer optical-based flatness tools, which are sold by the Company’s PST segment, and decreased demand for the company’s Advanced Wafer Inspection System as the company’s latest-generation nano-particle inspection and defect classification tool, the WaferXam, is scheduled to begin shipping in the second quarter of fiscal 2006. Systems and parts revenue in the PST segment increased 81% to $10.0 million in the first quarter of fiscal 2006 compared to $5.6 million in the first quarter of fiscal 2005. The increase in revenue from the PST segment was due primarily to increased demand for its optical-based flatness tools. System and parts revenue from the products that are marketed to the data storage industry by the Company’s ATI segment increased 13% to $3.2 million in the first quarter of fiscal 2006 compared to $2.8 million in the first quarter of fiscal 2005. The increase can be attributed primarily to increased demand for magnetics parts as the installed base of ATI’s magnetics products continues to increase. For the second quarter of fiscal 2006, the Company expects consolidated revenue, which consists primarily of revenue from the semiconductor industry, to be within a range of $23.0 to $24.0 million.

The Company’s total revenue by industry is distributed as follows:

	Three months ended July 31,
	2005	2004
Wafer	55%	82%
Device / OEM	28%	8%
Magnetic Data Storage	17%	10%

Total	100%	100%

The Company’s total revenue by region is distributed as follows:

	Three months ended July 31,
	2005	2004
United States	21%	21%
Japan	24%	45%
Asia-Pacific	38%	28%
Europe	17%	6%

Total	100%	100%

The geographical distribution of revenues can fluctuate from quarter to quarter due to differences in the timing and rate of capital expenditures by customers among geographical regions.

Service revenue. Service revenue decreased 13% to $2.6 million in the first quarter of fiscal 2006 compared to $3.0 million in the first quarter of fiscal 2005. The Company’s service revenue consists of fees for installation, training, product maintenance, and technical support services. The majority of the Company’s service revenue is derived from the SSG segment. The decrease in revenue is primarily the result of fewer service calls during the first quarter of fiscal 2006 compared to the first quarter of fiscal 2005.

Gross profit – systems and parts. Gross profit on systems and parts increased to 62% in the first quarter of fiscal 2006 from 56% in the first quarter of fiscal 2005. Gross profit in the SSG segment remained flat at 58% in the first quarter of fiscal 2006 compared to the first quarter of fiscal 2005. Gross profit in the PST segment increased to

64% in the first quarter of fiscal 2006 compared to 56% in the first quarter of fiscal 2005 due primarily as a result of increased volume. Gross profit in the ATI segment increased to 55% in the first quarter of fiscal 2006 compared to 39% in the first quarter of fiscal 2005 primarily due increased shipments of ATI’s magnetic data storage products. Changes in product mix impact the Company’s gross profit. Consequently, the gross profit in one period may not be indicative of the gross profit in future periods.

Gross profit – service. Gross profit from service decreased to 9% in the first quarter of fiscal 2006 compared to 27% in the first quarter of fiscal 2005. The decreased gross profit was the result of both fewer service calls and increased repair costs compared to the first quarter of fiscal 2005.

For the second quarter of fiscal 2006, the Company expects consolidated gross profit to be in the range of 53% to 54%.

Research and development. Research and development expense for the first quarter of fiscal 2006 increased $0.2 million, or 5%, to $3.8 million compared to $3.6 million in the first quarter of fiscal 2005 and increased as a percentage of revenue to 16% compared to 13% in the first quarter of fiscal 2005. The increase was due primarily to higher payroll expense. The increase in expense as a percentage of revenues primarily reflects the decreased revenue mentioned above. The Company expects research and development expense for the second quarter of fiscal 2006 to remain flat in absolute dollars compared to the first quarter of fiscal 2006. The Company continues to invest in its semiconductor wafer and device industry products as well as new products for the magnetic storage industry, including those that measure the magnetic properties of materials used in manufacturing disk drives.

Marketing and sales. Marketing and sales expense remained unchanged at $3.5 million in the first quarter of fiscal 2006 compared to the first quarter of fiscal 2005, but increased to 14% as a percentage of revenue compared to 12% in the first quarter of fiscal 2005. The increase in expense as a percentage of revenues primarily reflects the decreased revenue mentioned above. The Company expects marketing and sales expense to decrease in the second quarter of fiscal 2006 to a range of $2.8 to $3.0 million due to lower commission expense as shipments to Japan are expected to increase. In general, sales to Japan are made to distributors who buy the Company’s products at a discount and then perform installation and service after reselling the products to the end user. Sales to other parts of the world are made through internal and external sales representatives who are compensated by means of commissions, which are recorded as sales and marketing expense. The mix of sales channels through which the Company’s products are sold may also have a significant impact on the Company’s marketing and sales expense and the results in any period may not be indicative of marketing and sales expense for future periods.

General and administrative. General and administrative expense increased $0.1 million, or 4%, to $2.8 million in the first quarter of fiscal 2006 from $2.7 million in the first quarter of fiscal 2005 and increased as a percentage of revenue to 11% from 9% in the first quarter of 2005. Expense increased primarily as a result of increased regulatory compliance expenses of $0.3 million, which were mostly offset by a decrease in payroll expense of $0.2 million. The increase in expense as a percentage of revenues primarily reflects the decreased revenue mentioned above. The Company expects general and administrative expense to remain at or near current levels in absolute dollars in the second quarter of fiscal 2006 compared to the first quarter of fiscal 2006.

Interest income. Interest income was $0.5 million in the first quarter of fiscal 2006 compared to interest income of $0.1 million in first quarter of fiscal 2005. The increase in interest income was the result of an increase in invested cash balances and increased investment returns during the first quarter of fiscal 2006 compared to the first quarter of fiscal 2005.

Interest expense. Interest expense was $49,000 in the first quarter of fiscal 2006 compared to interest expense of $52,000 in the first quarter of fiscal 2005. The decrease in interest expense was primarily due to a decrease in the principal balance of the Company’s 1999 Industrial Development Bond for its Tucson, Arizona facility.

Income taxes. The provision for income taxes was $1.1 million in the first quarter of fiscal 2006 compared to a provision for income taxes of $0.1 million in the first quarter of fiscal 2005. The increase of $1.0 million was due primarily to increased federal income tax expense. In the fourth quarter of fiscal 2005, the Company reversed $17.2 million of its deferred tax asset valuation allowance and began to recognize a higher effective tax rate starting in the first quarter of fiscal 2006. The Company’s effective tax rate in the first quarter of fiscal 2006 was approximately 28% compared to 3% in the first quarter of fiscal 2005. The current quarter rate includes an adjustment to the estimated benefit of prior year research and development credits. The Company expects its effective tax rate for the fiscal year ending April 30, 2006 to be approximately 33%. The provision for income taxes in the first quarter of fiscal 2005 consisted only of federal and state alternative minimum taxes and foreign income taxes because at that time, the Company had a full valuation allowance against its deferred tax assets. The effective tax rate may vary from period to period based on changes in estimated taxable income or loss, changes to the valuation allowance, changes to federal, state or foreign tax laws, and deductibility of certain costs and expenses by jurisdiction.

Liquidity and Capital Resources

At July 31, 2005, the Company had $78.1 million in cash and cash equivalents and $122.4 million in working capital.

Cash provided by operating activities for the three months ended July 31, 2005 was $3.9 million. This amount resulted from net income of $2.9 million adjusted for non-cash charges of $1.4 million and a $0.5 million net decrease in working capital accounts. Non-cash items consisted primarily of $0.5 million of depreciation and amortization and a $1.0 million decrease in deferred income taxes. Working capital items consisted primarily of a decrease in accounts receivable of $0.4 million and accounts payable of $0.4 million combined with increases in inventory of $0.9 million, prepaid expenses and other current assets of $0.1 million and accrued expenses and other current liabilities of $0.7 million. The decrease in accounts receivable was due to a decrease in shipments during the first quarter of fiscal 2006. The decrease in accounts payable was primarily due to the timing of payments to vendors. The increase in inventory was due to the timing of shipments. The increase in prepaid expenses and other current assets was due to the timing of payments to vendors. The increase in accrued expenses and other current liabilities was primarily due to increases in accrued commissions of $0.9 million which was offset by a decrease in accrued warranty costs of $0.2 million.

Cash provided by investing activities for the three months ended July 31, 2005 consisted of $0.3 million in purchases of fixed assets. During the three months ended July 31, 2005, fixed assets of $45,000 were transferred to inventory.

Cash provided by financing activities for the three months ended July 31, 2005 was $1.7 million, which consisted of $1.8 million of aggregate proceeds from the issuance of common stock from the exercise of stock options and stock purchased through the Company’s employee stock purchase plan. These proceeds were slightly offset by $0.1 million of principal repayments of long-term debt.

Under Generally Accepted Accounting Principles (“GAAP”) in the United States of America, certain obligations and commitments are not required to be included in the consolidated balance sheet. These obligations and commitments, while entered into in the normal course of business, may have a material impact on liquidity. The Company does not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance, variable interest or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As such, the Company is not exposed to any financing, liquidity, market or credit risk that could arise if the Company had engaged in such relationships.

The following table discloses the Company’s contractual payment obligations as of July 31, 2005. The operating lease and consulting agreement obligations are not included in the unaudited consolidated financial statements included in “Item 1. Financial Information.” The principal portion of the long-term debt is included in the unaudited consolidated financial statements. The long-term debt payments in the table below include both principal and interest. The unconditional purchase order obligations primarily represent open purchase orders for inventory, a significant portion of which is necessary to produce and ship orders from the Company’s backlog.

	Payments due by period (in thousands)
	Less than 1 year	1-3 years	3-5 years	More than 5 years	Total
Long term debt obligations	$372	$744	$3,103	$—	$4,219
Operating lease obligations	2,256	3,888	3,175	9,961	19,280
Purchase obligations	6,299	53	—	—	6,352
Consulting agreement	36	—	—	—	36

	$8,963	$4,685	$6,278	$9,961	$29,887

The Company expects to meet its anticipated working capital needs and capital expenditures primarily through available cash and cash equivalents, which will primarily be generated from sales to both existing and new customers. However, the Company can provide no assurance that it will be able to maintain its current customer base or acquire new customers.

Other Risk Factors and Trends

Capital expenditures by semiconductor wafer and device manufacturers historically have been cyclical as they in turn depend upon the current and anticipated demand for integrated circuits. While the semiconductor industry appeared to have emerged from the most recent severe down cycle, it is not clear whether this recovery is still continuing for semiconductor wafer manufacturers, who have historically accounted for approximately 70% to 80% of the Company’s revenue. In addition, the Company cannot determine at this time if the current uncertainty in the industry is indicative of an impending slowdown or if the recent upward cycle will resume. The data storage industry has been in a period of oversupply and excess manufacturing capacity for an extended period of time and this has also had an adverse impact on the Company. The data storage industry is also showing signs of recovery, but the outlook for sustained long-term growth in this industry is also uncertain. At July 31, 2005, the Company’s backlog was $42.1 million. The Company remains uncertain about how long current revenue levels can be sustained and whether it will experience further decreases in quarterly revenue as it did in the first quarter of fiscal 2006. The Company continues to evaluate its cost structure relative to expected revenue and will continue to implement aggressive cost containment measures where necessary. However, the Company cannot provide assurance that it will be able to implement cost containment measures in a timely or cost effective manner.

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

In December 2004, the FASB issued SFAS No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123R”). SFAS 123R requires that the cost resulting from all share-based payment transactions be measured using a fair-value method and be recognized in the financial statements. SFAS 123R is effective as of the beginning of the first interim or annual reporting period of the first fiscal year that begins on or after June 15, 2005. SFAS 123R is effective for the Company’s first quarter of fiscal 2007 beginning May 1, 2006. SFAS 123R permits public companies to adopt its requirements using one of two methods:

1.	A “modified prospective” method in which compensation cost is recognized beginning with the effective date (a) based on the requirements of SFAS 123R for all share-based payments granted after the effective date and (b) based on the requirements of SFAS 123 for all awards granted to employees prior to the effective date of SFAS 123R that remain unvested on the effective date.

2.	A “modified retrospective” method which includes the requirements of the modified prospective method described above, but also permits entities to restate based on the amounts previously recognized under SFAS 123 for purposes of pro forma disclosures for either (a) all prior periods presented or (b) prior interim periods of the year of adoption.

The Company has not yet determined whether it will adopt SFAS 123R using the modified prospective method or the modified retrospective method. Management is currently evaluating the impact that the adoption of SFAS 123R will have on the Company’s financial position and results of operations.

Item 3. Quantitative and Qualitative Disclosures About Market Risk:

At July 31, 2005, the Company’s exposure to market risk relates primarily to changes in interest rates on its investment portfolio. The Company’s cash equivalents consist primarily of fixed income securities. The Company invests only with high credit quality issuers and does not use derivative financial instruments in its investment portfolio. The Company does not believe that a sharp increase or decrease in interest rates would have a material adverse impact on the fair value of its investment portfolio. The Company’s long-term borrowings are at fixed interest rates.

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

Item 4. Controls and Procedures:

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended. Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this Quarterly Report.

Changes to Internal Control Over Financial Reporting

There have been no changes to the Company’s internal control over financial reporting during the first quarter of fiscal 2006 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ADE CORPORATION

Date: September 9, 2005	/s/ Chris L. Koliopoulos
Chris L. Koliopoulos, Ph.D.
President and Chief Executive Officer

Date: September 9, 2005	/s/ Brian C. James
Brian C. James
Executive Vice President and Chief Financial Officer