Form 10-Q
period 2005-10-31
ADE CORP
filed 2005-12-12
CIK 884498

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the Quarterly Period Ended: October 31, 2005

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).     YES  ☒    NO  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     YES  ☐    NO  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock, par value $.01 per share	14,388,537 shares
Class	Outstanding at December 8, 2005

ADE CORPORATION

PART I.

FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements (unaudited):

ADE CORPORATION

CONSOLIDATED BALANCE SHEET

(in thousands, except share and per share information, unaudited)

	October 31, 2005	April 30, 2005
Assets
Current assets:
Cash and cash equivalents	$81,231	$72,841
Marketable securities	833	836
Accounts receivable, net	17,826	18,499
Inventories	34,039	30,764
Prepaid expenses and other current assets	1,268	1,373
Deferred income taxes	10,627	10,601

Total current assets	145,824	134,914
Fixed assets, net	8,665	9,241
Deferred income taxes	4,102	6,616
Investments	499	499
Intangible assets, net	402	533
Goodwill	1,318	1,318
Other assets	113	105

Total assets	$160,923	$153,226

Liabilities and stockholders’ equity
Current liabilities:
Current portion of long-term debt	$182	$177
Accounts payable	6,849	6,027
Accrued expenses and other current liabilities	11,271	12,069

Total current liabilities	18,302	18,273

Deferred gain on sale-leaseback	1,440	1,496
Long-term debt, net of current portion	3,338	3,431

Total liabilities	23,080	23,200

Commitments and contingencies (Note 9)

Stockholders’ equity:
Preferred stock, $1.00 par value; 1,000,000 shares authorized; none issued or outstanding	—	—
Common stock, $.01 par value: 25,000,000 shares authorized: 14,387,787 and 14,260,773 issued and outstanding at October 31, 2005 and April 30, 2005, respectively	143	143
Capital in excess of par value	111,650	109,597
Retained earnings	25,671	19,870
Accumulated other comprehensive income	379	416

Total stockholders’ equity	137,843	130,026

Total liabilities and stockholders’ equity	$160,923	$153,226

The accompanying notes are an integral part of these unaudited consolidated financial statements.

ADE CORPORATION

CONSOLIDATED STATEMENT OF OPERATIONS

(in thousands, except per share data, unaudited)

	Three months ended October 31,		Six months ended October 31,
	2005	2004	2005	2004
Net Revenue:
Systems and parts	$20,788	$25,922	$42,509	$51,250
Service	2,826	3,367	5,417	6,351

Total revenue	23,614	29,289	47,926	57,601

Cost of revenue:
Systems and parts	8,073	10,948	16,431	22,164
Service	2,323	2,595	4,668	4,770

Total cost of revenue	10,396	13,543	21,099	26,934

Gross profit	13,218	15,746	26,827	30,667

Operating expenses:
Research and development	3,819	3,657	7,630	7,283
Marketing and sales	2,940	2,815	6,450	6,285
General and administrative	2,424	2,864	5,182	5,527

Total operating expenses	9,183	9,336	19,262	19,095

Income from operations	4,035	6,410	7,565	11,572
Interest income	589	134	1,071	197
Interest expense	(71)	(82)	(120)	(134)
Other income	3	19	56	52

Income before provision for income taxes	4,556	6,481	8,572	11,687
Provision for income taxes	1,640	178	2,771	326

Net income	$2,916	$6,303	$5,801	$11,361

Basic earnings per share	$0.20	$0.45	$0.40	$0.81
Diluted earnings per share	$0.20	$0.44	$0.40	$0.80
Weighted average shares outstanding - basic	14,376	14,042	14,347	14,024
Weighted average shares outstanding - diluted	14,605	14,257	14,610	14,271

The accompanying notes are an integral part of these unaudited consolidated financial statements.

ADE CORPORATION

CONSOLIDATED STATEMENT OF CASH FLOWS

(in thousands, unaudited)

	Six months ended October 31,
	2005	2004
Cash flows from operating activities:
Net income	$5,801	$11,361
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	970	1,164
Deferred income taxes	2,488	—
Non-cash compensation	10	15
Amortization of gain from sale-leaseback	(56)	(56)
Changes in assets and liabilities:
Accounts receivable, net	673	(8,440)
Inventories	(3,275)	713
Prepaid expenses and other current assets	105	(67)
Other assets	(8)	7
Accounts payable	822	(115)
Accrued expenses and other current liabilities	(798)	3,721

Net cash provided by operating activities	6,732	8,303

Cash flows from investing activities:
Purchases of fixed assets	(264)	(151)
Change in restricted cash	—	6

Net cash used in investing activities	(264)	(145)

Cash flows from financing activities:
Repayment of long-term debt	(88)	(82)
Proceeds from issuance of common stock	2,043	549

Net cash provided by financing activities	1,955	467

Effect of exchange rate changes on cash and cash equivalents	(33)	(7)

Net increase in cash and cash equivalents	8,390	8,618
Cash and cash equivalents, beginning of period	72,841	41,560

Cash and cash equivalents, end of period	$81,231	$50,178

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

Pursuant to accounting requirements of the Securities and Exchange Commission (“SEC”) applicable to quarterly reports on Form 10-Q, the accompanying unaudited consolidated financial statements and these notes do not include all disclosures required by generally accepted accounting principles (“GAAP”) in the United States of America for complete financial statements. Accordingly, these statements should be read in conjunction with the financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended April 30, 2005. The Company maintains a website where copies of its reports filed with SEC may be accessed, as well as other information concerning the Company’s business, products and news releases. The address of the Company’s website is www.ade.com. The Company’s website is included as a textual reference only and the information on the Company’s website is not incorporated by reference into this Quarterly Report on Form 10-Q.

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

2. Comprehensive Income

Comprehensive income was as follows:

	(in thousands)		(in thousands)
	Three months ended		Six months ended
	October 31, 2005	October 31, 2004	October 31, 2005	October 31, 2004
	(unaudited)		(unaudited)
Net income	$2,916	$6,303	$5,801	$11,361
Other comprehensive income (loss):
Unrealized gain (loss) on marketable securities, net of tax	(16)	62	(3)	(191)
Currency translation adjustments	(22)	(7)	(33)	(7)

Other comprehensive income (loss)	(38)	55	(36)	(198)

Comprehensive income	$2,878	$6,358	$5,765	$11,163

3. Inventories

Inventories consist of the following:

	(in thousands)
	October 31, 2005	April 30, 2005
	(unaudited)
Raw materials and purchased parts	$18,182	$16,820
Work-in-process	14,401	13,084
Finished goods	1,456	860

	$34,039	$30,764

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

	(in thousands)
	October 31, 2005	April 30, 2005
	(unaudited)
License fees at cost	$1,400	$1,400
Accumulated amortization	(998)	(867)

Net carrying value	$402	$533

Amortization expense was $79,000 and $38,000 for the three months ended October 31, 2005 and 2004, respectively, and $131,000 and $75,000 for the six months ended October 31, 2005 and 2004, respectively. Estimated annual amortization is $289,000, $216,000 and $28,000 for the fiscal years ending April 30, 2006, 2007 and 2008, respectively.

5. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consist of the following:

	(in thousands)
	October 31, 2005	April 30, 2005
	(unaudited)
Accrued salaries, wages, vacation pay and incentive compensation	$2,150	$3,335
Accrued commissions	2,158	1,512
Accrued warranty costs	1,199	1,482
Deferred revenue	2,338	2,316
Other	3,426	3,424

	$11,271	$12,069

6. Stock-based Compensation

Stock-based compensation awards to employees under the Company’s stock plans are accounted for using the intrinsic value method prescribed in Accounting Principles Board Opinion (“APB”) No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. The Company has adopted the disclosures required by Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”) and SFAS No. 148, “Accounting for Stock-based Compensation.” Had compensation cost for the stock-based compensation been determined based on the fair value at the grant dates of awards consistent with the provisions of SFAS 123, the Company’s net income and earnings per share would have been reduced to the pro forma amounts as follows:

	(In thousands, except per share data)		(In thousands, except per share data)
	Three months ended October 31,		Six months ended October 31,
	2005	2004	2005	2004
	(unaudited)		(unaudited)
Net income, as reported	$2,916	$6,303	$5,801	$11,361
Add back: Stock-based compensation included in net income, as reported, net of taxes	3	5	6	15
Deduct: Total stock-based employee compensation expense determined under fair value based method, net of related income taxes	273	393	506	755

Pro forma net income	$2,646	$5,915	$5,301	$10,621

Net earnings per share:
Basic - as reported	$0.20	$0.45	$0.40	$0.81
Basic - pro forma	$0.18	$0.42	$0.37	$0.76
Diluted - as reported	$0.20	$0.44	$0.40	$0.80
Diluted - pro forma	$0.18	$0.41	$0.36	$0.74

7. Earnings Per Share

Earnings per share are presented in accordance with SFAS No. 128, “Earnings Per Share,” which requires the presentation of “basic” earnings per share and “diluted” earnings per share. Basic earnings per share is computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share is computed using the weighted average number of common shares outstanding and gives effect to all potential dilutive common shares outstanding during the period. Potential dilutive common shares include shares issuable upon the assumed exercise of dilutive stock options. For the three months ended October 31, 2005 and 2004, respectively, 24,250 and 349,935 common shares issuable upon the exercise of stock options have been excluded from the computation of diluted earnings per share, as their effect would have been antidilutive because the exercise price of the options was greater than the average market value of the Company’s common stock during the respective periods. For the six months ended October 31, 2005 and 2004, respectively, 24,250 and 331,660 common shares issuable upon the exercise of stock options have been excluded from the computation of diluted earnings per share, as their effect would have been antidilutive because the exercise price of the options was greater than the average market value of the Company’s common stock during the respective periods.

The following is a reconciliation of the shares used in calculating basic and diluted earnings per share:

	(in thousands)		(in thousands)
	Three months ended October 31,		Six months ended October 31,
	2005	2004	2005	2004
	(unaudited)		(unaudited)
Shares used in computation:
Weighted average common stock outstanding used in computation of basic earnings per share	14,376	14,042	14,347	14,024
Dilutive effect of stock options outstanding	229	215	263	247

Shares used in computation of diluted earnings per share	14,605	14,257	14,610	14,271

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

The Company’s reportable segments are determined based upon information used to evaluate the business by the chief operating decision maker, which includes the nature of the products, the external customers and customer industries and the sales and distribution methods used to market the products. The Company’s chief operating decision maker is the President and Chief Executive Officer. The Company evaluates performance based upon profit or loss from operations. The Company does not measure the assets allocated to the segments. Management fees representing certain services provided by corporate offices have been allocated to each of the reportable segments based upon the usage of those services by each segment. For the reportable segments, intersegment sales are recorded at cost plus 20% and are eliminated in consolidation.

8. Segment Reporting (Continued)

	(in thousands, unaudited)
	SSG	PST	ATI	Total
For the quarter ended October 31, 2005
Revenue from external customers	$12,554	$7,594	$3,466	$23,614
Intersegment revenue	36	119	140	295
Income from operations	595	2,376	1,097	4,068
Depreciation and amortization expense	394	111	6	511
Capital expenditures	9	—	—	9

For the quarter ended October 31, 2004
Revenue from external customers	$18,815	$7,615	$2,859	$29,289
Intersegment revenue	—	122	128	250
Income from operations	4,379	1,850	194	6,423
Depreciation and amortization expense	433	130	4	567
Capital expenditures	18	—	13	31

	(in thousands, unaudited)
	SSG	PST	ATI	Total
For the six months ended October 31, 2005
Revenue from external customers	$23,560	$17,838	$6,528	$47,926
Intersegment revenue	36	202	436	674
Income (loss) from operations	(224)	6,053	1,772	7,601
Depreciation and amortization expense	746	211	13	970
Capital expenditures	192	118	—	310

For the six months ended October 31, 2004
Revenue from external customers	$38,514	$13,368	$5,719	$57,601
Intersegment revenue	46	194	220	460
Income from operations	8,029	3,289	280	11,598
Depreciation and amortization expense	887	267	10	1,164
Capital expenditures	134	—	17	151

8. Segment Reporting (Continued)

The following is a reconciliation for the above items where aggregate reportable segment amounts differ from amounts contained in the Company’s consolidated financial statements.

	Three months ended October 31,		Six months ended October 31,
	2005	2004	2005	2004
	(unaudited)		(unaudited)
Total operating income for reportable segments	$4,068	$6,423	$7,601	$11,598
Net impact of intercompany gross profit eliminations	(33)	(13)	(36)	(26)

Total consolidated operating income	$4,035	$6,410	$7,565	$11,572

9. Commitments and Contingencies

Litigation

From time to time the Company is subject to legal proceedings and claims in the ordinary course of business. In the opinion of management, the amount of ultimate expense with respect to any current legal proceedings and claims will not have a material adverse effect on the Company’s financial position or results of operations.

Guarantor agreements

The Company has an agreement with a vendor whereby it guarantees the expenses incurred by certain of the Company’s employees. The term of the agreement is from execution until cancellation and payment of any outstanding amounts. The Company would be required to pay any unsettled employee expenses upon notification from the vendor. The maximum potential amount of future payments the Company could be required to make under this agreement is not significant. As a result, the Company believes the estimated fair value of these agreements is minimal. Accordingly, no liabilities have been recorded for this guaranty as of October 31, 2005.

Pursuant to one of the provisions in the Company’s standard terms and conditions of sale, the Company agrees, subject to certain limitations and conditions, to defend any suit or proceeding brought against a customer based on a claim that the Company’s equipment, standing alone, infringes a United States patent or copyright or misappropriates a trade secret protected under United States law. Actions arising under this provision may only be brought by customers within two years after the cause of action arises. The maximum potential amount of payments the Company may be required to make under this provision is limited to the total purchase price of the Company’s equipment sold under the particular contract. The Company has never incurred costs to defend lawsuits or settle claims related to this customer contract provision. As a result, the Company believes the estimated exposure of this provision is minimal. Accordingly, the Company has no liabilities recorded for this provision as of October 31, 2005.

The Company warrants that its products will perform in all material respects in accordance with its standard published specifications. The term of the Company’s standard warranty is 12 months. The Company currently accrues 2% of product revenues, based on history, to provide for estimated warranty costs. The following is a reconciliation of the quarterly activity in the Company’s warranty liability for the six months ended October 31, 2005 and 2004.

9. Commitments and Contingencies (Continued)

	(in thousands)
	Six months ended October 31,
	2005	2004
	(unaudited)
Accrued warranty, beginning balance	$1,482	$1,257
Accruals for warranties issued	735	717
Warranty settlements made	(1,018)	(469)

Accrued warranty, ending balance	$1,199	$1,505

10. New Accounting Pronouncements

In November 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 151, “Inventory Costs” (“SFAS 151”). SFAS 151 amends the guidance in Accounting Review Board No. 43, Chapter 4, “Inventory Pricing,” to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs and wasted material (spoilage). SFAS 151 is effective for fiscal years beginning after June 15, 2005. The adoption of SFAS 151 is not expected to have a material impact on the Company’s financial position and results of operations.

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

11. Income Taxes

For the three months ended October 31, 2005, the Company earned income before taxes of $4.6 million and recorded a tax provision of $1.6 million. The Company’s effective tax rate in the second quarter of fiscal 2006 was approximately 36% compared to approximately 3% in the second quarter of fiscal 2005. For the six months ended October 31, 2005, the Company earned income before taxes of $8.6 million and recorded a tax provision of $2.8 million. The Company’s effective tax rate in the six months ended October 31, 2005 was approximately 32% compared to approximately 3% in the second quarter of fiscal 2005. The effective tax rate for the six months ended October 31, 2005 includes an adjustment to the estimated benefit of prior year research and development credits. The provision for income taxes in the three and six months ended October 31, 2004 consisted only of federal and state alternative minimum taxes and foreign income taxes because at that time, the Company had a full valuation allowance against its deferred tax assets.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Introduction and Business Outlook

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

Historically, the semiconductor wafer and device industries and the magnetic data storage industry have been highly cyclical and have experienced both rapid periods of growth and rapid downturns that can be abrupt and result in significant changes in revenue and profits. During the four most recent quarters, there has been evidence of a slight downturn in the semiconductor industry. As a result, prior to the second quarter of fiscal 2006, the Company had experienced four consecutive quarters of decreased bookings and, consequently, decreased revenues in the last two quarters. However, during the second quarter of fiscal 2006, the Company experienced a slight increase in bookings. This fact, combined with an increase in quoting activity, suggests that the semiconductor industry may be entering a period of expansion. However, due to limited industry visibility, the Company cannot determine if this recent increase in order activity will continue and if so, for how long. Contrary to previous industry downturns, the Company has maintained its profitability during those quarters of decreased order activity, albeit at a reduced level. The Company makes no assurances that current order, revenue, backlog, and profit levels can be sustained in future periods. The Company expects that order levels will increase later in fiscal 2006 as the industry strengthens and the Company’s new products gain acceptance.

The following information should be read in conjunction with the unaudited consolidated financial statements and notes thereto included in this quarterly report and the audited consolidated financial statements and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained in the Company’s Annual Report on Form 10-K for the fiscal year ended April 30, 2005.

Forward-Looking Statements

This quarterly report on Form 10-Q contains statements which constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 and Federal securities laws. Statements that make reference to the Company’s expectations, predictions, plans and anticipations are subject to known and unknown risks and uncertainties that could cause actual results to differ materially from those expressed by such statements and should be considered forward-looking statements. These statements include, but are not limited to, expectations about the Company’s performance in the third quarter and remainder of fiscal 2006, the success of the Company’s new and existing products, orders and revenue associated with those products for the remainder of fiscal 2006, market demand, wafer starts, the Company’s limited visibility with respect to its industry’s long term trends, expectations about the impact of SFAS No. 123 (revised 2004), and the Company’s predictions of future financial outcomes. These statements involve risks and uncertainties including those associated with the strength of the semiconductor and magnetic data storage markets, wafer pricing and wafer demand, the results of product development efforts, the success of the Company’s product offerings in meeting customer needs within the timeframes required by customers in these markets, further increases in backlog, the Company’s ability to maintain current gross profit levels, optimism based on the Company’s book-to-bill ratio, the potential of rapidly slowing order flow and the potential impact of promulgations. Subject to applicable law, the Company disclaims any intent or obligation to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise. Further information on potential factors that could affect the Company’s business is described in “Other Risk Factors and Trends” appearing at the end of this Management’s Discussion and Analysis of Financial Condition and Results of Operations and in the Company’s other reports on file with the SEC, including its Annual Report on Form 10-K for the fiscal year ended April 30, 2005.

Critical Accounting Policies, Significant Judgments and Estimates

The discussion and analysis of the Company’s financial condition and results of operations are based upon its consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure at the date of the Company’s financial statements. On an ongoing basis, management evaluates its estimates and judgments, including those related to bad debts, inventories, intangible assets, income taxes and warranty obligations. Management bases its estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. The Company considers certain accounting policies related to revenue recognition and allowance for doubtful accounts, inventory valuation, accounting for income taxes and the valuation of goodwill and software to be critical policies due to the estimates and judgments involved in each.

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

Inventory Valuation

Inventories are valued at the lower of cost or market, cost being determined on a first-in, first-out basis. Management evaluates the need to record adjustments for impairment of inventory on a monthly basis. The Company’s policy is to assess the valuation of all inventories, including raw materials, work-in-process, finished goods and spare parts. Inventory that, in the judgment of management, is obsolete or in excess of the Company’s estimated usage is written-down to its estimated market value, if less than its cost. Inherent in the estimates of market value are management’s estimates related to current economic trends, future demand for the Company’s products and technological obsolescence. Significant management judgments must be made when establishing the reserve for obsolete and excess inventory. If the Company’s judgments and estimates relating to obsolete and excess inventory prove to be inadequate, its financial results could be materially adversely affected in future periods. If the inventory value is written down to its net realizable value, and subsequently there is an increased demand for the inventory at a higher value, the increased value of the inventory is not realized until the inventory is sold.

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

Valuation of Goodwill and Software

As of October 31, 2005, intangible assets consist of $1.3 million of goodwill obtained through the acquisition of the Semiconductor Solutions Division of LPA Software, Inc. in September 1997 as well as $0.4 million, net of amortization, of capitalized license fees for software included in the Company’s products. The Company accounts for goodwill and other intangible assets in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”).

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

Net capitalized license fees of $0.4 million for software included in the Company’s products are amortized at the greater of 1) the ratio that current gross revenue for the related products bears to the total current and anticipated future gross revenue for those products or 2) on a straight-line basis over its estimated useful life. At each quarter-end, the carrying value of the software is compared to net realizable value (“NRV”). NRV is the estimated future gross revenues from products that incorporate the software reduced by the estimated future costs of disposal. If NRV is less than the carrying value, the excess is written-off and NRV becomes the new carrying value of the software.

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

Results of Operations

Three Months Ended October 31, 2005 compared to Three Months Ended October 31, 2004

Systems and parts revenue. Systems and parts revenue decreased 20% to $20.8 million in the second quarter of fiscal 2006 from $25.9 million in the second quarter of fiscal 2005. Systems and parts revenue in the SSG segment decreased 35% to $10.4 million in the second quarter of fiscal 2006 compared to $15.9 million in the second quarter of fiscal 2005. The decrease in revenues from the SSG segment reflects both decreased orders for capacitance-based flatness tools in favor of the Company’s newer optical-based flatness tools, which are sold by the Company’s PST segment, and decreased demand for the Company’s Advanced Wafer Inspection System as the Company’s latest-generation nano-particle inspection and defect classification tool, the WaferXam, currently undergoing beta testing, is expected to begin generating revenue in late fiscal 2006. Systems and parts revenue in the PST segment decreased 3% to $7.3 million in the second quarter of fiscal 2006 compared to $7.5 million in the second quarter of fiscal 2005. The decrease in revenue from the PST segment was due primarily to the timing of shipments. System and parts revenue from the products that are marketed to the data storage industry by the Company’s ATI segment increased 23% to $3.5 million in the second quarter of fiscal 2006 compared to $2.8 million in the second quarter of fiscal 2005. The increase can be attributed primarily to increased demand for the Company’s magnetics systems and related parts.

The Company’s total revenue by industry is distributed as follows:

	Three months ended October 31,
	2005	2004
Wafer	70%	81%
Device / OEM	10%	9%
Magnetic Data Storage	20%	10%

Total	100%	100%

The Company’s total revenue by region is distributed as follows:

	Three months ended October 31,
	2005	2004
United States	20%	16%
Japan	45%	45%
Asia-Pacific	30%	20%
Europe	5%	19%

Total	100%	100%

The geographical distribution of revenues can fluctuate from quarter to quarter due to differences in the timing and rate of capital expenditures by customers among geographical regions.

Service revenue. Service revenue decreased 16% to $2.8 million in the second quarter of fiscal 2006 compared to $3.4 million in the second quarter of fiscal 2005. The Company’s service revenue consists of fees for installation, training, product maintenance and technical support services. The majority of the Company’s service revenue is derived from the SSG segment. The decrease in revenue is primarily the result of fewer service calls during the second quarter of fiscal 2006 compared to the second quarter of fiscal 2005.

Gross profit – systems and parts. Gross profit on systems and parts increased to 61% in the second quarter of fiscal 2006 from 58% in the second quarter of fiscal 2005 due primarily to a change in product mix. Gross profit in the SSG segment decreased to 57% in the second quarter of fiscal 2006 compared to 60% the second quarter of fiscal 2005 due primarily to the reduced revenue mentioned above. Gross profit in the PST segment increased to 65% in the second quarter of fiscal 2006 compared to 57% in the second quarter of fiscal 2005 due primarily to changes in product mix and geographical sales mix. Gross profit in the ATI segment increased to 61% in the second quarter of fiscal 2006 compared to 41% in the second quarter of fiscal 2005 due primarily to increased shipments of ATI’s magnetic data storage products as well as cost reduction initiatives. Changes in product mix can affect the Company’s gross profit materially; therefore, the gross profit in one period may not be indicative of the gross profit in future periods.

Gross profit – service. Gross profit from service decreased to 18% in the second quarter of fiscal 2006 compared to 23% in the second quarter of fiscal 2005. The decreased gross profit was primarily the result of fewer service calls compared to the second quarter of fiscal 2005.

Research and development. Research and development expense for the second quarter of fiscal 2006 increased $0.1 million, or 4%, to $3.8 million compared to $3.7 million in the second quarter of fiscal 2005 and increased as a percentage of revenue to 16% compared to 12% in the second quarter of fiscal 2005. The increase was due primarily to higher equipment expense associated with the Company’s Westwood Applications Lab. The Company continues to invest in its semiconductor wafer and device industry products as well as new products for the magnetic storage industry, including those that measure the magnetic properties of materials used in manufacturing disk drives.

Marketing and sales. Marketing and sales expense for the second quarter of fiscal 2006 increased $0.1 million, or 4%, to $2.9 million compared to $2.8 million in the second quarter of fiscal 2005 and increased to 12% as a percentage of revenue compared to 10% in the second quarter of fiscal 2005. The increase was due primarily to higher external commission expense. In general, sales to Japan are made to distributors who buy the Company’s products at a discount and then perform installation and service after reselling the products to the end user. Sales to other parts of the world, including the Asia-Pacific region, are made through internal and external sales representatives who are compensated by means of commissions, which are recorded as marketing and sales expense. The mix of sales channels through which the Company’s products are sold may also have a significant impact on the Company’s marketing and sales expense and the results in any period may not be indicative of marketing and sales expense for future periods.

General and administrative. General and administrative expense decreased $0.4 million, or 15%, to $2.4 million in the second quarter of fiscal 2006 from $2.9 million in the second quarter of fiscal 2005, but remained flat as a percentage of revenue at 10% compared to the second quarter of fiscal 2005. This expense decreased primarily as a result of lower payroll and incentive compensation expenses.

Interest income. Interest income was $0.6 million in the second quarter of fiscal 2006 compared to interest income of $0.1 million in the second quarter of fiscal 2005. The increase in interest income was the result of an increase in invested cash balances and increased investment returns during the second quarter of fiscal 2006 compared to the second quarter of fiscal 2005.

Interest expense. Interest expense was $71,000 in the second quarter of fiscal 2006 compared to interest expense of $82,000 in the second quarter of fiscal 2005. The decrease in interest expense was primarily due to a decrease in the principal balance of the Company’s 1999 Industrial Development Bond for its Tucson, Arizona facility.

Income taxes. The provision for income taxes was $1.6 million in the second quarter of fiscal 2006 compared to a provision for income taxes of $0.2 million in the second quarter of fiscal 2005. The increase of $1.4 million was due primarily to increased federal income tax expense. In the fourth quarter of fiscal 2005, the Company reversed $17.2 million of its deferred tax asset valuation allowance and began to recognize a higher effective tax rate starting in the first quarter of fiscal 2006. The Company’s effective tax rate in the second quarter of fiscal 2006 was 36% compared to 3% in the second quarter of fiscal 2005. The Company expects its effective tax rate for the fiscal year ending April 30, 2006 to be approximately 35%. The provision for income taxes in the second quarter of fiscal 2005 consisted only of federal and state alternative minimum taxes and foreign income taxes because at that time, the Company had a full valuation allowance against its deferred tax assets. The effective tax rate may vary from period to period based on changes in estimated taxable income or loss, changes to the valuation allowance, changes to federal, state or foreign tax laws, and deductibility of certain costs and expenses by jurisdiction.

Six Months Ended October 31, 2005 compared to Six Months Ended October 31, 2004

Systems and parts revenue. Systems and parts revenue decreased 17% to $42.5 million in the six months ended October 31, 2005 from $51.2 million in the year earlier period. Systems and parts revenue in the SSG segment decreased 42% to $19.2 million in the six months ended October 31, 2005 compared to $33.0 million in the year earlier period. The decrease in revenues from the SSG segment reflects both decreased orders for capacitance-based flatness tools in favor of the Company’s newer optical-based flatness tools, which are sold by the Company’s PST segment, and decreased demand for the Company’s Advanced Wafer Inspection System as the Company’s latest-generation nano-particle inspection and defect classification tool, the WaferXam, is expected to begin generating revenue in late fiscal 2006. System and parts revenue in the PST segment increased 32% to $17.3 million in the six months ended October 31, 2005 compared to $13.1 million in the year earlier period. The increase in revenue from the PST segment was due primarily to increased demand for its optical-based flatness tools. System and parts revenue from the products that are marketed to the data storage industry by the Company’s ATI segment increased 18% to $6.7 million in the six months ended October 31, 2005 compared to $5.6 million in the year earlier period. The increase can be attributed primarily to increased demand for the Company’s magnetics systems and related parts.

The Company’s total revenue by industry is distributed as follows:

	Six months ended October 31,
	2005	2004
Wafer	63%	82%
Device / OEM	19%	8%
Magnetic Data Storage	18%	10%

Total	100%	100%

The Company’s total revenue by region is distributed as follows:

	Six months ended October 31,
	2005	2004
United States	20%	18%
Japan	35%	45%
Asia	34%	24%
Europe	11%	13%

Total	100%	100%

Service revenue. Service revenue decreased 15% to $5.4 million in the six months ended October 31, 2005 compared to $6.4 million in the year earlier period. The decrease in revenue is primarily the result of fewer service calls in the six months ended October 31, 2005 compared to year earlier period.

Gross profit – systems and parts. Gross profit on systems and parts increased to 61% in the six months ended October 31, 2005 from 57% in the year earlier period. Gross profit in the SSG segment decreased to 58% in the six months ended October 31, 2005 from 59% in the year earlier period due primarily to the decreased revenue mentioned above. Gross profit in the PST segment increased to 65% in the six months ended October 31, 2005 from 56% in the year earlier period due primarily to changes in product mix and geographical sales mix. Gross profit in the ATI segment increased to 58% in the six months ended October 31, 2005 from 40% in the year earlier period due primarily to increased demand for the Company’s magnetics systems and related parts.

Gross profit – service. Gross profit from service decreased to 14% in the six months ended October 31, 2005 compared to 25% in the year earlier period. The decreased gross profit was primarily the result of fewer service calls in the six months ended October 31, 2005 compared to the year earlier period.

Research and development. Research and development expense increased $0.3 million, or 5%, to $7.6 million in the six months ended October 31, 2005 compared to $7.3 million in the year earlier period, and increased as a percentage of revenue to 16% in the six months ended October 31, 2005 compared to 13% in the year earlier period. The increase was due primarily to a $0.3 million increase in equipment expense associated with the Company’s Westwood Applications Lab.

Marketing and sales. Marketing and sales expense increased $0.2 million, or 3%, to $6.5 million in the six months ended October 31, 2005 from $6.3 million in the year earlier period and increased as a percentage of revenue to 13% in the six months ended October 31, 2005 compared to 11% in the year earlier period. Expense increased primarily as a result of higher external commission expense during the six months ended October 31, 2005.

General and administrative. General and administrative expense decreased $0.3 million, or 6%, to $5.2 million in the six months ended October 31, 2005 from $5.5 million in the year earlier period, but increased as a percentage of revenue to 11% from 10% in the year earlier period. Expense decreased primarily as a result of a $0.5 million decrease in payroll and incentive compensation expenses, which were offset by an increase in regulatory compliance expense of $0.2 million.

Interest income. Interest income was $1.1 million in the six months ended October 31, 2005 compared to interest income of $0.2 million in the year earlier period. The increase in interest income was the result of an increase in invested cash balances and increased investment returns during the six months ended October 31, 2005.

Interest expense. Interest expense was $120,000 in the six months ended October 31, 2005 compared to interest expense of $134,000 in the year earlier period. The decrease in interest expense was primarily due to a decrease in the principal balance of the Company’s 1999 Industrial Development Bond for its Tucson, Arizona facility.

Income taxes. The provision for income taxes was $2.8 million in the six months ended October 31, 2005 compared to a provision for income taxes of $0.3 million in the year earlier period. The increase of $2.5 million was due primarily to increased federal income tax expense. In the fourth quarter of fiscal 2005, the Company reversed $17.2 million of its deferred tax asset valuation allowance and began to recognize a higher effective tax rate starting in the first quarter of fiscal 2006. The Company’s effective tax rate in the six months ended October 31, 2005 was 32% compared to 3% in year earlier period. The effective tax rate for the six months ended October 31, 2005 includes an adjustment to the estimated benefit of prior year research and development credits. The provision for income taxes in the six months ended October 31, 2004 consisted only of federal and state alternative minimum taxes and foreign income taxes because, at that time, the Company had a full valuation allowance against its deferred tax assets. The effective tax rate may vary from period to period based on changes in estimated taxable income or loss, changes to the valuation allowance, changes to federal, state or foreign tax laws, and deductibility of certain costs and expenses by jurisdiction.

Liquidity and Capital Resources

At October 31, 2005, the Company had $81.2 million in cash and cash equivalents and $127.5 million in working capital.

Cash provided by operating activities for the six months ended October 31, 2005 was $6.7 million. This amount resulted from net income of $5.8 million adjusted for non-cash charges of $3.4 million and a $2.5 million net increase in working capital accounts. Non-cash items consisted primarily of $1.0 million of depreciation and amortization and a $2.5 million decrease in deferred income taxes. Working capital items consisted primarily of decreases in accounts receivable of $0.7 million, accrued expenses and other current liabilities of $0.8 million, and prepaid expenses and other current assets of $0.1 million, combined with increases in inventory of $3.3 million and accounts payable of $0.8 million. The decrease in accounts receivable was due to a decrease in shipments during the second quarter of fiscal 2006. The decrease in accrued expenses and other current liabilities was primarily due to decreases in payroll related accruals of $1.3 million, which was mostly offset by an increase in accrued commission expense of $0.6 million. The decrease in prepaid expenses and other current assets was due to the timing of payments to vendors. The increase in inventory was due to the timing of shipments. The increase in accounts payable was primarily due to the timing of payments to vendors.

Cash used in investing activities for the six months ended October 31, 2005 consisted of $0.3 million in purchases of fixed assets.

Cash provided by financing activities for the six months ended October 31, 2005 was $2.0 million, which consisted of $2.0 million of aggregate proceeds from the issuance of common stock upon the exercise of stock options and common stock purchased through the Company’s employee stock purchase plan. These proceeds were slightly offset by $0.1 million of principal repayments of long-term debt. During the six months ended October 21, 2005, fixed assets of $46,000 were transferred to inventory.

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

The following table discloses the Company’s contractual payment obligations as of October 31, 2005. The operating lease and consulting agreement obligations are not included in the unaudited consolidated financial statements included in “Item 1. Financial Information.” The principal portion of the long-term debt is included in the unaudited consolidated financial statements. The long-term debt payments in the table below include both principal and interest. The unconditional purchase order obligations primarily represent open purchase orders for inventory, a significant portion of which is necessary to produce and ship orders from the Company’s backlog.

	Payments due by period (in thousands)
	Less than 1 year	1-3 years	3-5 years	More than 5 years	Total
Long term debt obligations	$372	$744	$3,009	$—	$4,125
Operating lease obligations	2,151	3,488	3,034	9,664	18,337
Purchase obligations	8,666	38	—	—	8,704

	$11,189	$4,270	$6,043	$9,664	$31,166

The Company expects to meet its anticipated working capital needs, debt requirements and capital expenditures for the foreseeable future primarily through available cash and cash equivalents, which will primarily be generated from sales to both existing and new customers. However, the Company is subject to the risks and trends described below and can provide no assurance that it will be able to maintain its current customer base or acquire new customers.

Other Risk Factors and Trends

Capital expenditures by semiconductor wafer and device manufacturers historically have been cyclical as they in turn depend upon the current and anticipated demand for integrated circuits. While the semiconductor industry appeared to have emerged from the most recent down cycle, it is not clear whether this recovery is still continuing for semiconductor wafer manufacturers, who have historically accounted for approximately 70% to 80% of the Company’s revenue. In addition, the Company cannot determine at this time if the current uncertainty in the industry is indicative of an impending slowdown or if the recent upward cycle will resume. The data storage industry has been in a period of oversupply and excess manufacturing capacity for an extended period of time and this has also had an adverse impact on the Company. The data storage industry is also showing signs of recovery, but the outlook for sustained long-term growth in this industry is also uncertain. At October 31, 2005, the Company’s backlog was $40.2 million. The Company remains uncertain about how long current revenue levels can be sustained and whether it will experience further decreases in quarterly revenue as it did in the second quarter of fiscal 2006. The Company continues to evaluate its cost structure relative to expected revenue and will continue to implement aggressive cost containment measures where necessary. However, the Company cannot provide assurance that it will be able to implement cost containment measures in a timely or cost effective manner.

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

New Accounting Pronouncements

In November 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 151, “Inventory Costs” (“SFAS 151”). SFAS 151 amends the guidance in Accounting Review Board No. 43, Chapter 4, “Inventory Pricing,” to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs and wasted material (spoilage). SFAS 151 is effective for fiscal years beginning after June 15, 2005. The adoption of SFAS 151 is not expected to have a material impact on the Company’s financial position and results of operations.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

At October 31, 2005, the Company’s exposure to market risk relates primarily to changes in interest rates on its investment portfolio. The Company’s cash equivalents consist primarily of fixed income securities primarily in money market funds and commercial paper investments. The Company invests only with high credit quality issuers and does not use derivative financial instruments in its investment portfolio. The Company does not believe that a sharp increase or decrease in interest rates would have a material adverse impact on the fair value of its investment portfolio. The Company’s long-term borrowings are at fixed interest rates.

In addition, a portion of the Company’s business is conducted outside the United States through its foreign subsidiaries and an investee. The Company generally transacts business in international markets in United States currency, but pays its employees in local currencies. Accordingly, the Company is subject to exposure from adverse movements in foreign currency exchange rates. Historically, the Company’s exposure to adverse foreign currency fluctuations has been immaterial.

Item 4. Controls and Procedures.

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

Changes to Internal Control Over Financial Reporting

There have been no changes to the Company’s internal control over financial reporting during the second quarter of fiscal 2006 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II.

OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On May 18 and September 21, 2005, the Company granted options to acquire an aggregate of 40,000 shares and 20,000 shares, respectively, of the Company’s common stock to its non-employee Directors. The options granted on May 18, 2005 have an exercise price of $20.74 per share, vest in equal installments quarterly over a five year period and expire on May 18, 2015. The options granted on September 21, 2005 have an exercise price of $21.97 per share, vest in equal installments annually over a five year period and expire on September 21, 2015. These option grants were made pursuant to the exemption from registration contained in Section 4(2) of the Securities Act of 1933, as amended.

Item 4. Submission of Matters to a Vote of Security Holders.

The Annual Meeting of Stockholders of the Company was held on September 21, 2005. The matters voted on by the stockholders and the voting results are as follows:

1. Proposal to fix the size of the Board of Directors at five.

	For	Against	Abstain
	12,697,748	28,270	13,868

2. Election of Directors

Nominee		For	Withheld
Harris Clay		12,389,214	350,672
Landon T. Clay		12,388,914	350,972
H. Kimball Faulkner		12,389,491	350,395
Chris L. Koliopoulos		10,082,538	2,657,348
Kendall Wright		12,111,168	628,718

There were no abstentions with respect to this matter.

3. Ratification of the appointment of PricewaterhouseCoopers LLP as the Company’s independent public accountants for the fiscal year ending April 30, 2006.

	For	Against	Abstain
	12,637,456	84,361	18,069

Item 6. Exhibits.

Exhibit Number	Description

10.1	Summary of Compensation Payable to Named Executives (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K dated September 23, 2005).

10.2	Employment Agreement, dated as of September 30, 2005, by and between the Company and Dr. Chris L. Koliopoulos (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K dated October 14, 2005).

10.3	Amendment No. 1 to Employment and Non-Competition Agreement, dated as of September 30, 2005, by and between the Company and Mr. Brian James (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K dated October 14, 2005).

10.4	Representative form of Stock Option Agreement for non-employee Directors of the Company (filed herewith).

31.1	Certification of Chief Executive Officer required by Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended (filed herewith).

31.2	Certification of Chief Financial Officer required by Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended (filed herewith).

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ADE CORPORATION

Date: December 12, 2005	/s/ Chris L. Koliopoulos
Chris L. Koliopoulos, Ph.D.
President and Chief Executive Officer

Date: December 12, 2005	/s/ Brian C. James
Brian C. James
Executive Vice President and Chief Financial Officer