Form 10-Q
period 2006-01-31
ADE CORP
filed 2006-03-13
CIK 884498

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended: January 31, 2006

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    YES  ☒    NO  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer  ☐    Accelerated Filer  ☒    Non-Accelerated Filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES  ☐    NO  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock, par value $.01 per share	14,474,037 shares
Class	Outstanding at March 9, 2006

ADE CORPORATION

PART I.

FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements:

ADE CORPORATION

CONSOLIDATED BALANCE SHEET

(in thousands, except share and per share information, unaudited)

	January 31, 2006	April 30, 2005
Assets
Current assets:
Cash and cash equivalents	$87,244	$72,841
Marketable securities	932	836
Accounts receivable, net	19,274	18,499
Inventories	34,785	30,764
Prepaid expenses and other current assets	1,096	1,373
Deferred income taxes	11,017	10,601

Total current assets	154,348	134,914

Fixed assets, net	8,391	9,241
Deferred income taxes	3,194	6,616
Investments	499	499
Intangible assets, net	323	533
Goodwill	1,318	1,318
Other assets	110	105

Total assets	$168,183	$153,226

Liabilities and stockholders’ equity
Current liabilities:
Current portion of long-term debt	$185	$177
Accounts payable	7,764	6,027
Accrued expenses and other current liabilities	11,489	12,069

Total current liabilities	19,438	18,273

Deferred gain on sale-leaseback	1,411	1,496
Long-term debt, net of current portion	3,292	3,431

Total liabilities	24,141	23,200

Commitments and contingencies (Note 9)

Stockholders’ equity:
Preferred stock, $1.00 par value; 1,000,000 shares authorized; none issued or outstanding	—	—
Common stock, $.01 par value: 25,000,000 shares authorized: 14,448,660 and 14,260,773 issued and outstanding at January 31, 2006 and April 30, 2005, respectively	143	143
Capital in excess of par value	113,017	109,597
Retained earnings	30,404	19,870
Accumulated other comprehensive income	478	416

Total stockholders’ equity	144,042	130,026

Total liabilities and stockholders’ equity	$168,183	$153,226

The accompanying notes are an integral part of these unaudited consolidated financial statements.

ADE CORPORATION

CONSOLIDATED STATEMENT OF OPERATIONS

(in thousands, except per share data, unaudited)

	Three months ended January 31,		Nine months ended January 31,
	2006	2005	2006	2005
Net Revenue:
Systems and parts	$23,049	$26,426	$65,558	$77,677
Service	3,209	3,079	8,626	9,430

Total revenue	26,258	29,505	74,184	87,107

Cost of revenue:
Systems and parts	8,658	11,507	25,089	33,671
Service	2,724	2,462	7,392	7,233

Total cost of revenue	11,382	13,969	32,481	40,904

Gross profit	14,876	15,536	41,703	46,203

Operating expenses:
Research and development	4,113	4,130	11,743	11,412
Marketing and sales	2,933	2,715	9,382	9,000
General and administrative	2,754	2,413	7,936	7,940

Total operating expenses	9,800	9,258	29,061	28,352

Income from operations	5,076	6,278	12,642	17,851

Interest income	694	182	1,764	379
Interest expense	(65)	(70)	(185)	(203)
Other income	87	163	143	214

Income before provision for income taxes	5,792	6,553	14,364	18,241
Provision for income taxes	1,059	117	3,830	444

Net income	$4,733	$6,436	$10,534	$17,797

Basic earnings per share	$0.33	$0.46	$0.73	$1.27
Diluted earnings per share	$0.32	$0.45	$0.72	$1.25

Weighted average shares outstanding - basic	14,405	14,065	14,366	14,038
Weighted average shares outstanding - diluted	14,695	14,285	14,637	14,276

The accompanying notes are an integral part of these unaudited consolidated financial statements.

ADE CORPORATION

CONSOLIDATED STATEMENT OF CASH FLOWS

(in thousands, unaudited)

	Nine months ended January 31,
	2006	2005
Cash flows from operating activities:
Net income	$10,534	$17,797
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,515	1,700
Gain on sale of building	—	(69)
Deferred income taxes	3,006	—
Non-cash compensation	15	20
Tax benefit related to the exercise of stock options	389	—
Amortization of gain from sale-leaseback	(85)	(85)
Changes in assets and liabilities:
Accounts receivable	(775)	(5,669)
Inventories	(4,021)	2,271
Prepaid expenses and other current assets	277	(143)
Other assets	(5)	17
Accounts payable	1,737	289
Accrued expenses and other current liabilities	(580)	2,402

Net cash provided by operating activities	12,007	18,530

Cash flows from investing activities:
Purchases of fixed assets	(456)	(402)
Change in restricted cash	—	6
Proceeds from sale of building, net of selling expenses	—	4,394

Net cash (used in) provided by investing activities	(456)	3,998

Cash flows from financing activities:
Repayment of long-term debt	(131)	(125)
Proceeds from issuance of common stock	3,016	849
Net cash provided by financing activities	2,885	724

Effect of exchange rate changes on cash and cash equivalents	(33)	(9)

Net increase in cash and cash equivalents	14,403	23,243
Cash and cash equivalents, beginning of period	72,841	41,560

Cash and cash equivalents, end of period	$87,244	$64,803

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

2. Comprehensive Income

Comprehensive income was as follows:

	(in thousands)		(in thousands)
	Three months ended		Nine months ended
	January 31, 2006	January 31, 2005	January 31, 2006	January 31, 2005
	(unaudited)		(unaudited)
Net income	$4,733	$6,436	$10,534	$17,797
Other comprehensive income (loss):
Unrealized gain (loss) on marketable securities, net of tax	99	(10)	96	(200)
Currency translation adjustments	—	(2)	(33)	(9)

Other comprehensive income (loss)	99	(12)	63	(209)

Comprehensive income	$4,832	$6,424	$10,597	$17,588

ADE CORPORATION

NOTES TO UNAUDITED CONSOLIDATED

FINANCIAL STATEMENTS

(unaudited)

3. Inventories

Inventories consist of the following:

	(in thousands)
	January 31, 2006	April 30, 2005
	(unaudited)
Raw materials and purchased parts	$17,794	$16,820
Work-in-process	15,018	13,084
Finished goods	1,973	860

	$34,785	$30,764

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

	(in thousands)
	January 31, 2006	April 30, 2005
	(unaudited)
License fees at cost	$1,400	$1,400
Accumulated amortization	(1,077)	(867)

Net carrying value	$323	$533

Amortization expense was $79,000 and $38,000 for the three months ended January 31, 2006 and 2005, respectively, and $209,000 and $113,000 for the nine months ended January 31, 2006 and 2005, respectively. Estimated annual amortization is $289,000, $216,000 and $28,000 for the fiscal years ending April 30, 2006, 2007 and 2008, respectively.

ADE CORPORATION

NOTES TO UNAUDITED CONSOLIDATED

FINANCIAL STATEMENTS

(unaudited)

5. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consist of the following:

	(in thousands)
	January 31, 2006	April 30, 2005
	(unaudited)
Accrued salaries, wages, vacation pay and incentive compensation	$3,553	$3,335
Accrued commissions	1,198	1,512
Accrued warranty costs	1,087	1,482
Deferred revenue	1,686	2,316
Other	3,965	3,424

	$11,489	$12,069

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

	(In thousands, except per share data) Three months ended January 31,		(In thousands, except per share data) Nine months ended January 31,
	2006	2005	2006	2005
	(unaudited)		(unaudited)
Net income, as reported	$4,733	$6,436	$10,534	$17,797
Add back: Stock-based compensation included in net income, as reported, net of taxes	3	5	9	20
Deduct: Total stock-based employee compensation expense determined under fair value based method, net of related income taxes	169	336	678	1,091

Pro forma net income	$4,567	$6,105	$9,865	$16,726

Net earnings per share:
Basic - as reported	$0.33	$0.46	$0.73	$1.27
Basic - pro forma	$0.32	$0.43	$0.69	$1.19
Diluted - as reported	$0.32	$0.45	$0.72	$1.25
Diluted - pro forma	$0.31	$0.43	$0.68	$1.17

ADE CORPORATION

NOTES TO UNAUDITED CONSOLIDATED

FINANCIAL STATEMENTS

(unaudited)

7. Earnings Per Share

Earnings per share are presented in accordance with SFAS No. 128, “Earnings Per Share,” which requires the presentation of “basic” earnings per share and “diluted” earnings per share. Basic earnings per share is computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share is computed using the weighted average number of common shares outstanding and gives effect to all potential dilutive common shares outstanding during the period. Potential dilutive common shares include shares issuable upon the assumed exercise of dilutive stock options. For the three months ended January 31, 2006, there were no common shares issuable upon the exercise of stock options that were antidilutive. For the three months ended January 31, 2005, 363,362 common shares issuable upon the exercise of stock options have been excluded from the computation of diluted earnings per share, as their effect would have been antidilutive because the exercise price of the options was greater than the average market value of the Company’s common stock during the respective periods. For the nine months ended January 31, 2006 and 2005, respectively, 45,250 and 361,000 common shares issuable upon the exercise of stock options have been excluded from the computation of diluted earnings per share, as their effect would have been antidilutive because the exercise price of the options was greater than the average market value of the Company’s common stock during the respective periods.

The following is a reconciliation of the shares used in calculating basic and diluted earnings per share:

	(in thousands) Three months ended January 31,		(in thousands) Nine months ended January 31,
	2006	2005	2006	2005
	(unaudited)		(unaudited)
Shares used in computation:
Weighted average common stock outstanding used in computation of basic earnings per share	14,405	14,065	14,366	14,038
Dilutive effect of stock options outstanding	290	220	271	238

Shares used in computation of diluted earnings per share	14,695	14,285	14,637	14,276

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

ADE CORPORATION

NOTES TO UNAUDITED CONSOLIDATED

FINANCIAL STATEMENTS

(unaudited)

8. Segment Reporting (Continued)

	(in thousands, unaudited)
	SSG	PST	ATI	Total
For the quarter ended January 31, 2006
Revenue from external customers	$12,558	$9,650	$4,050	$26,258
Intersegment revenue	112	116	123	351
Income from operations	488	3,378	1,213	5,079
Depreciation and amortization expense	435	104	6	545
Capital expenditures	30	48	119	197

For the quarter ended January 31, 2005
Revenue from external customers	$15,528	$10,719	$3,258	$29,505
Intersegment revenue	171	23	129	323
Income from operations	1,445	4,315	548	6,308
Depreciation and amortization expense	402	130	4	536
Capital expenditures	19	82	149	250

	(in thousands, unaudited)
	SSG	PST	ATI	Total
For the nine months ended January 31, 2006
Revenue from external customers	$36,117	$27,488	$10,579	$74,184
Intersegment revenue	149	317	560	1,026
Income from operations	264	9,432	2,985	12,681
Depreciation and amortization expense	1,181	316	18	1,515
Capital expenditures	222	166	119	507

For the nine months ended January 31, 2005
Revenue from external customers	$54,042	$24,088	$8,977	$87,107
Intersegment revenue	216	217	350	783
Income from operations	9,474	7,604	828	17,906
Depreciation and amortization expense	1,290	397	13	1,700
Capital expenditures	155	82	165	402

ADE CORPORATION

NOTES TO UNAUDITED CONSOLIDATED

FINANCIAL STATEMENTS

(unaudited)

8. Segment Reporting (Continued)

The following is a reconciliation for the above items where aggregate reportable segment amounts differ from amounts contained in the Company’s consolidated financial statements.

	Three months ended January 31,		Nine months ended January 31,
	2006	2005	2006	2005
	(unaudited)		(unaudited)
Total operating income for reportable segments	$5,079	$6,308	$12,681	$17,906
Net impact of intercompany gross profit eliminations	(3)	(30)	(39)	(55)

Total consolidated operating income	$5,076	$6,278	$12,642	$17,851

9. Commitments and Contingencies

Litigation

From time to time the Company is subject to legal proceedings and claims in the ordinary course of business. In the opinion of management, the amount of ultimate expense with respect to any current legal proceedings and claims will not have a material adverse effect on the Company’s financial position or results of operations.

Guarantor agreements

The Company has an agreement with a vendor whereby it guarantees the expenses incurred by certain of the Company’s employees. The term of the agreement is from execution until cancellation and payment of any outstanding amounts. The Company would be required to pay any unsettled employee expenses upon notification from the vendor. The maximum potential amount of future payments the Company could be required to make under this agreement is not significant. As a result, the Company believes the estimated fair value of these agreements is minimal. Accordingly, no liabilities have been recorded for this guaranty as of January 31, 2006.

Pursuant to one of the provisions in the Company’s standard terms and conditions of sale, the Company agrees, subject to certain limitations and conditions, to defend any suit or proceeding brought against a customer based on a claim that the Company’s equipment, standing alone, infringes a United States patent or copyright or misappropriates a trade secret protected under United States law. Actions arising under this provision may only be brought by customers within two years after the cause of action arises. The maximum potential amount of payments the Company may be required to make under this provision is limited to the total purchase price of the Company’s equipment sold under the particular contract. The Company has never incurred costs to defend lawsuits or settle claims related to this customer contract provision. As a result, the Company believes the estimated exposure of this provision is minimal. Accordingly, the Company has no liabilities recorded for this provision as of January 31, 2006.

The Company warrants that its products will perform in all material respects in accordance with its standard published specifications. The term of the Company’s standard warranty is 12 months. The Company currently accrues 2% of product revenues, based on history, to provide for estimated warranty costs. The following is a reconciliation of the quarterly activity in the Company’s warranty liability for the nine months ended January 31, 2006 and 2005.

ADE CORPORATION

NOTES TO UNAUDITED CONSOLIDATED

FINANCIAL STATEMENTS

(unaudited)

9. Commitments and Contingencies (Continued)

	(in thousands)
	Nine months ended January 31,
	2006	2005
	(unaudited)
Accrued warranty, beginning balance	$1,482	$1,257

Accruals for warranties issued	981	881
Warranty settlements made	(1,376)	(653)

Accrued warranty, ending balance	$1,087	$1,485

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

11. Income Taxes

For the three months ended January 31, 2006, the Company earned income before taxes of $5.8 million and recorded a tax provision of $1.1 million. The Company’s effective tax rate in the third quarter of fiscal 2006 was approximately 18% compared to approximately 2% in the third quarter of fiscal 2005. The effective tax rate in the third quarter of fiscal 2006 includes a tax benefit of $980,000 related to the deduction for the Extraterritorial Income exclusion that the Company elected to claim on its 2005 federal tax return after completing a benefit analysis in the current quarter. For the nine months ended January 31, 2006, the Company earned income before taxes of $14.4 million and recorded a tax provision of $3.8 million. The Company’s effective tax rate in the nine months ended January 31, 2006 was approximately 27% compared to approximately 2% in the year earlier period. The effective tax rate for the nine months ended January 31, 2006 includes the tax benefit recorded in the third quarter of fiscal 2006 mentioned above. The provision for income taxes

ADE CORPORATION

NOTES TO UNAUDITED CONSOLIDATED

FINANCIAL STATEMENTS

(unaudited)

in the three and nine months ended January 31, 2005 consisted only of federal and state alternative minimum taxes and foreign income taxes because at that time, the Company had a full valuation allowance against its deferred tax assets.

12. Subsequent Event

On February 22, 2006, the Company entered into a definitive agreement and plan of merger with KLA-Tencor Corporation (“KLA-Tencor”). Pursuant to the agreement, which has been unanimously approved by the boards of directors of both companies, each share of the Company’s common stock will be exchanged for 0.64 shares of KLA-Tencor common stock on a fixed basis. The transaction is anticipated to be a tax-free exchange to the Company’s stockholders and is subject to the expiration of the applicable Hart-Scott-Rodino Act waiting period and customary closing conditions, including regulatory approvals and approval by the Company’s stockholders. The transaction is expected to close by early in the third calendar quarter of 2006.

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

Historically, the semiconductor wafer and device industries and the magnetic data storage industry have been highly cyclical and have experienced both rapid periods of growth and rapid downturns that can be abrupt and result in significant changes in revenue and profits. Earlier in fiscal 2006, there was evidence of a slight downturn in the semiconductor industry. As a result, prior to the second quarter of fiscal 2006, the Company had experienced four consecutive quarters of decreased bookings and, consequently, decreased revenues in the first half of fiscal 2006. However, the Company has experienced sequential increases in bookings in the second and third quarters of fiscal 2006. This fact, combined with an increase in quoting activity, suggests that the semiconductor industry may be entering a period of expansion. However, due to limited industry visibility, the Company cannot determine if this recent increase in order activity will continue and if so, for how long. Contrary to previous industry slow downs, the Company has maintained its profitability during those quarters of decreased order activity, albeit at a reduced level. The Company makes no assurances that current order, revenue, backlog and profit levels can be sustained in future periods.

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

Merger with KLA-Tencor Corporation

On February 22, 2006, the Company entered into a definitive agreement and plan of merger with KLA-Tencor Corporation (“KLA-Tencor”). Pursuant to the agreement, which has been unanimously approved by the boards of directors of both companies, each share of the Company’s common stock will be exchanged for 0.64 shares of KLA-Tencor common stock on a fixed basis. The transaction is anticipated to be a tax-free exchange to the Company’s stockholders and is subject to the expiration of the applicable Hart-Scott-Rodino Act waiting period and customary closing conditions, including regulatory approvals and approval by the Company’s stockholders. The transaction is expected to close by early in the third calendar quarter of 2006.

In connection with the proposed transaction, KLA-Tencor plans to file a Registration Statement on Form S-4 containing a proxy statement/prospectus with the SEC. You are urged to read the Registration Statement and any other relevant documents filed with the SEC, including the proxy statement/prospectus that will be part of the Registration Statement, when they become available because they will contain important information about KLA-Tencor, the Company, the proposed transaction and related matters. You will be able to obtain free copies of the Registration Statement and the proxy statement/prospectus, when they become available, without charge, at the SEC’s Internet site (http://www.sec.gov).

Forward-Looking Statements

This quarterly report on Form 10-Q contains statements which constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 and Federal securities laws. Statements that make reference to the Company’s expectations, predictions, plans and anticipations are subject to known and unknown risks and uncertainties that could cause actual results to differ materially from those expressed by such statements and should be considered forward-looking statements. These statements include, but are not limited to, expectations about the success of the Company’s new and existing products, orders and revenue associated with those products for the remainder of fiscal 2006, market demand, the expected closing time for the merger, the expectation that the proposed merger will be tax free, the Company’s limited visibility with respect to its industry’s long term trends, expectations about the impact of SFAS No. 123 (revised 2004) “Share-Based Payment” (“SFAS 123R”), and the Company’s predictions of future financial outcomes. These statements involve risks and uncertainties including those associated with the strength of the semiconductor and magnetic data storage markets, wafer pricing and wafer demand, the results of product development efforts, the success of the Company’s product offerings in meeting customer needs within the timeframes required by customers in these markets, disruption from the proposed merger making it more difficult to maintain relationships with customers, vendors and employees, the failure to obtain and retain expected synergies from the proposed merger, the failure of ADE stockholders to approve the proposed merger, any delays in obtaining, or adverse conditions contained in, any required regulatory approvals in connection with the merger, failure to consummate or any delays in consummating the proposed merger for other reasons, changes in laws or regulations or other similar factors, further increases in backlog, the Company’s ability to maintain current gross profit levels, optimism based on the Company’s book-to-bill ratio, the potential of rapidly slowing order flow and the potential impact of promulgations. Subject to applicable law, the Company disclaims any intent or obligation to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise. Further information on potential factors that could affect the Company’s business is described in “Other Risk Factors and Trends” appearing at the end of this Management’s Discussion and Analysis of Financial Condition and Results of Operations and in the Company’s other reports on file with the SEC, including its Annual Report on Form 10-K for the fiscal year ended April 30, 2005.

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

Valuation of Goodwill and Software

As of January 31, 2006, intangible assets consist of $1.3 million of goodwill obtained through the acquisition of the Semiconductor Solutions Division of LPA Software, Inc. in September 1997 as well as $0.3 million, net of amortization, of capitalized license fees for software included in the Company’s products. The Company accounts for goodwill and other intangible assets in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”).

The Company is required to perform impairment tests under SFAS 142 annually during the fourth quarter of its fiscal year and whenever events or changes in circumstances suggest that the goodwill may be impaired. Factors the Company considers important that could trigger the impairment review include:

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

Net capitalized license fees of $0.3 million for software included in the Company’s products are amortized at the greater of 1) the ratio that current gross revenue for the related products bears to the total current and anticipated future gross revenue for those products or 2) on a straight-line basis over its estimated useful life. At each quarter-end, the carrying value of the software is compared to net realizable value (“NRV”). NRV is the estimated future gross revenues from products that incorporate the software reduced by the estimated future costs of disposal. If NRV is less than the carrying value, the excess is written-off and NRV becomes the new carrying value of the software.

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

Results of Operations

Three Months Ended January 31, 2006 compared to Three Months Ended January 31, 2005

Systems and parts revenue. Systems and parts revenue decreased 13% to $23.0 million in the third quarter of fiscal 2006 from $26.4 million in the third quarter of fiscal 2005. Systems and parts revenue in the SSG segment decreased 23% to $10.0 million in the third quarter of fiscal 2006 compared to $13.0 million in the third quarter of fiscal 2005. The decrease in revenues from the SSG segment is due primarily to decreased demand for the Company’s Advanced Wafer Inspection System as the Company’s latest-generation nano-particle inspection and defect classification tool, the WaferXam, is expected to begin generating revenue in late fiscal 2006. Systems and parts revenue in the PST segment decreased 11% to $9.4 million in the third quarter of fiscal 2006 compared to $10.6 million in the third quarter of fiscal 2005. The decrease in revenue from the PST segment was due primarily to a temporary decrease in demand that occurred earlier in fiscal 2006. System and parts revenue from the products that are marketed to the data storage industry by the Company’s ATI segment increased 26% to $4.0 million in the third quarter of fiscal 2006 compared to $3.2 million in the third quarter of fiscal 2005. The increase can be attributed primarily to increased demand for the Company’s magnetics systems and related parts.

The Company’s total revenue by industry is distributed as follows:

	Three months ended January 31,
	2006	2005
Wafer	66%	80%
Device / OEM	15%	10%
Magnetic Data Storage	19%	10%

Total	100%	100%

The Company’s total revenue by region is distributed as follows:

	Three months ended January 31,
	2006	2005
United States	26%	13%
Japan	45%	51%
Asia-Pacific	24%	13%
Europe	5%	23%

Total	100%	100%

The geographical distribution of revenues can fluctuate from quarter to quarter due to differences in the timing and rate of capital expenditures by customers among geographical regions.

Service revenue. Service revenue increased 4% to $3.2 million in the third quarter of fiscal 2006 compared to $3.1 million in the third quarter of fiscal 2005. The Company’s service revenue consists of fees for installation, training, product maintenance and technical support services. The majority of the Company’s service revenue is derived from the SSG segment. The increase in revenue is primarily the result of increased service contract revenue during the third quarter of fiscal 2006 compared to the third quarter of fiscal 2005.

Gross profit – systems and parts. Gross profit on systems and parts increased to 62% in the third quarter of fiscal 2006 from 56% in the third quarter of fiscal 2005 due primarily to changes in product and geographical sales mix. Gross profit in the SSG segment increased to 64% in the third quarter of fiscal 2006 compared to 54% the third quarter of fiscal 2005 due primarily to changes in product and geographical sales mix. Gross profit in the PST segment decreased slightly to 60% in the third quarter of fiscal 2006 compared to 61% in the third quarter of fiscal 2005 due primarily to changes in product and geographical sales mix. Gross profit in the ATI segment increased to 59% in the third quarter of fiscal 2006 compared to 47% in the third quarter of fiscal 2005 due primarily to increased shipments of ATI’s magnetic data storage products. Changes in product mix can have a material impact on the Company’s gross profit. Therefore, the gross profit in one period may not be indicative of the gross profit in future periods.

Gross profit – service. Gross profit from service decreased to 15% in the third quarter of fiscal 2006 compared to 20% in the third quarter of fiscal 2005. The decreased gross profit was primarily the result of an increase in costs related to service calls and increased facility and freight costs for overseas customer service sites compared to the third quarter of fiscal 2005.

Research and development. Research and development expense was $4.1 million in the third quarter of both fiscal 2006 and 2005 and increased as a percentage of revenue to 16% in the third quarter of fiscal 2006 compared to 14% in the third quarter of fiscal 2005. The increase in expense as a percentage of revenue reflects the decrease of the Company’s revenue described above. The Company continues to invest in its semiconductor wafer and device industry products as well as new products for the magnetic storage industry, including those that measure the magnetic properties of materials used in manufacturing disk drives.

Marketing and sales. Marketing and sales expense for the third quarter of fiscal 2006 increased $0.2 million, or 8%, to $2.9 million compared to $2.7 million in the third quarter of fiscal 2005 and increased to 11% as a percentage of revenue compared to 9% in the third quarter of fiscal 2005. The increase was due primarily to higher external commission expense. In general, sales to Japan are made to distributors who buy the Company’s products at a discount and then perform installation and service after reselling the products to the end user. Sales to other parts of the world, including the Asia-Pacific region, are made through internal and external sales representatives who are compensated by means of commissions, which are recorded as marketing and sales expense. The mix of sales channels through which the Company’s products are sold may also have a significant impact on the Company’s marketing and sales expense and the results in any period may not be indicative of marketing and sales expense for future periods.

General and administrative. General and administrative expense increased $0.3 million, or 14%, to $2.8 million in the third quarter of fiscal 2006 from $2.4 million in the third quarter of fiscal 2005 and increased as a percentage of revenue to 10% compared to 8% in the third quarter of fiscal 2005. This expense increased primarily as a result of an increase in incentive compensation and benefits expense.

Interest income. Interest income was $0.7 million in the third quarter of fiscal 2006 compared to interest income of $0.2 million in the third quarter of fiscal 2005. The increase in interest income was the result of an increase in invested cash balances and increased investment returns during the third quarter of fiscal 2006 compared to the third quarter of fiscal 2005.

Interest expense. Interest expense was $65,000 in the third quarter of fiscal 2006 compared to interest expense of $70,000 in the third quarter of fiscal 2005. The decrease in interest expense was primarily due to a decrease in the principal balance of the Company’s 1999 Industrial Development Bond for its Tucson, Arizona facility.

Income taxes. The provision for income taxes was $1.1 million in the third quarter of fiscal 2006 compared to a provision for income taxes of $0.1 million in the third quarter of fiscal 2005. The increase of $1.0 million was due primarily to increased federal income tax expense. In the fourth quarter of fiscal 2005, the Company reversed $17.2 million of its deferred tax asset valuation allowance and began to recognize a higher effective tax rate starting in the first quarter of fiscal 2006. The Company’s effective tax rate in the third quarter of fiscal 2006 was 18% compared to 2% in the third quarter of fiscal 2005. The Company’s effective tax rate for the third quarter of fiscal 2006 includes a tax benefit related to the deduction for the Extraterritorial Income exclusion that the Company elected to claim on its 2005 federal tax return after completing a benefit analysis in the current quarter. The provision for income taxes in the third quarter of fiscal 2005 consisted only of federal and state alternative minimum taxes and foreign income taxes because at that time, the Company had a full valuation allowance against its deferred tax assets. The effective tax rate may vary from period to period based on changes in estimated taxable income or loss, changes to the valuation allowance, changes to federal, state or foreign tax laws, and deductibility of certain costs and expenses by jurisdiction.

Nine Months Ended January 31, 2006 compared to Nine Months Ended January 31, 2005

Systems and parts revenue. Systems and parts revenue decreased 16% to $65.6 million in the nine months ended January 31, 2006 from $77.7 million in the year earlier period. Systems and parts revenue in the SSG segment decreased 36% to $29.2 million in the nine months ended January 31, 2006 compared to $46.0 million in the year earlier period. The decrease in revenues from the SSG segment reflects both decreased orders for capacitance-based flatness tools in favor of the Company’s newer optical-based flatness tools, which are sold by the Company’s PST segment, and decreased demand for the Company’s Advanced Wafer Inspection System as the Company’s latest-generation nano-particle inspection and defect classification tool, the WaferXam, is expected to begin generating revenue in late fiscal 2006. System and parts revenue in the PST segment increased 13% to $26.7 million in the nine months ended January 31, 2006 compared to $23.6 million in the year earlier period. The increase in revenue from the PST segment was due primarily to increased demand for its optical-based flatness tools. System and parts revenue from the products that are marketed to the data storage industry by the Company’s ATI segment increased 21% to $10.7 million in the nine months ended January 31, 2006 compared to $8.8 million in the year earlier period. The increase can be attributed primarily to increased demand for the Company’s magnetics systems and related parts.

The Company’s total revenue by industry is distributed as follows:

	Nine months ended January 31,
	2006	2005
Wafer	64%	81%
Device / OEM	18%	9%
Magnetic Data Storage	18%	10%

Total	100%	100%

The Company’s total revenue by region is distributed as follows:

	Nine months ended January 31,
	2006	2005
United States	22%	17%
Japan	39%	47%
Asia	30%	20%
Europe	9%	16%

Total	100%	100%

Service revenue. Service revenue decreased 9% to $8.6 million in the nine months ended January 31, 2006 compared to $9.4 million in the year earlier period. The decrease in revenue is primarily the result of fewer service calls in the nine months ended January 31, 2006 compared to year earlier period.

Gross profit – systems and parts. Gross profit on systems and parts increased to 62% in the nine months ended January 31, 2006 from 57% in the year earlier period. Gross profit in the SSG segment increased to 60% in the nine months ended January 31, 2006 from 58% in the year earlier period due primarily to changes in product and geographical sales mix. Gross profit in the PST segment increased to 63% in the nine months ended January 31, 2006 from 58% in the year earlier period due primarily to changes in geographical sales mix. Gross profit in the ATI segment increased to 58% in the nine months ended January 31, 2006 from 43% in the year earlier period due primarily to increased demand for the Company’s magnetics systems and related parts.

Gross profit – service. Gross profit from service decreased to 14% in the nine months ended January 31, 2006 compared to 23% in the year earlier period. The decreased gross profit was primarily the result of fewer service calls and an increase in support expenses in the nine months ended January 31, 2006 compared to the year earlier period.

Research and development. Research and development expense increased $0.3 million, or 3%, to $11.7 million in the nine months ended January 31, 2006 compared to $11.4 million in the year earlier period, and increased as a percentage of revenue to 16% in the nine months ended January 31, 2006 compared to 13% in the year earlier period. The increase was due primarily to a $0.3 million increase in equipment expense associated with the Company’s Westwood Applications Lab.

Marketing and sales. Marketing and sales expense increased $0.4 million, or 4%, to $9.4 million in the nine months ended January 31, 2006 from $9.0 million in the year earlier period and increased as a percentage of revenue to 13% in the nine months ended January 31, 2006 compared to 10% in the year earlier period. Expense increased primarily as a result of higher commission expense during the nine months ended January 31, 2006.

General and administrative. General and administrative expense was $7.9 million in both the nine months ended January 31, 2006 and 2005, but increased as a percentage of revenue to 11% in the nine months ended January 31, 2006 from 9% in the year earlier period. The increase in expense as a percentage of revenue reflects the decreased revenue mentioned above.

Interest income. Interest income was $1.8 million in the nine months ended January 31, 2006 compared to interest income of $0.4 million in the year earlier period. The increase in interest income was the result of an increase in invested cash balances and increased investment returns during the nine months ended January 31, 2006.

Interest expense. Interest expense was $185,000 in the nine months ended January 31, 2006 compared to interest expense of $203,000 in the year earlier period. The decrease in interest expense was primarily due to a decrease in the principal balance of the Company’s 1999 Industrial Development Bond for its Tucson, Arizona facility.

Income taxes. The provision for income taxes was $3.8 million in the nine months ended January 31, 2006 compared to a provision for income taxes of $0.4 million in the year earlier period. The increase of $3.4 million was due primarily to increased federal income tax expense. In the fourth quarter of fiscal 2005, the Company reversed $17.2 million of its deferred tax asset valuation allowance and began to recognize a higher effective tax rate starting in the first quarter of fiscal 2006. The Company’s effective tax rate in the nine months ended January 31, 2006 was 27% compared to 2% in year earlier period. The effective tax rate for the nine months ended January 31, 2006 includes a tax benefit of $980,000 related to the deduction for the Extraterritorial Income exclusion that the Company elected to claim on its 2005 federal tax return after completing a benefit analysis in the current quarter. The provision for income taxes in the nine months ended January 31, 2005 consisted only of federal and state alternative minimum taxes and foreign income taxes because, at that time, the Company had a full valuation allowance against its deferred tax assets. The effective tax rate may vary from period to period based on changes in estimated taxable income or loss, changes to the valuation allowance, changes to federal, state or foreign tax laws, and deductibility of certain costs and expenses by jurisdiction.

Liquidity and Capital Resources

At January 31, 2006, the Company had $87.2 million in cash and cash equivalents and $134.9 million in working capital.

Cash provided by operating activities for the nine months ended January 31, 2006 was $12.0 million. This amount resulted from net income of $10.5 million adjusted for non-cash charges of $4.8 million and a $3.4 million net increase in working capital accounts. Non-cash items consisted primarily of $1.5 million of depreciation and amortization and a $3.0 million decrease in deferred income taxes.

Working capital items consisted primarily of decreases in prepaid expenses and other current assets of $0.3 million and accrued expenses and other current liabilities of $0.6 million combined with increases in accounts receivable of $0.8 million, inventory of $4.0 million and accounts payable of $1.7 million. The decrease in prepaid expenses and other current assets was due to the timing of payments to vendors. The decrease in accrued expenses and other current liabilities was primarily due to a decrease in deferred revenue of $0.5 million. The increase in accounts receivable was due to an increase in shipments during the third quarter of fiscal 2006. The increase in inventory was due to the timing of shipments. The increase in accounts payable was primarily due to the timing of payments to vendors.

Cash used in investing activities for the nine months ended January 31, 2006 consisted of $0.5 million in purchases of fixed assets. During the nine months ended January 31, 2006, fixed assets of $53,000 were transferred to inventory.

Cash provided by financing activities for the nine months ended January 31, 2006 was $2.9 million, which consisted of $3.0 million of aggregate proceeds from the issuance of common stock upon the exercise of stock options and common stock purchased through the Company’s employee stock purchase plan. These proceeds were slightly offset by $0.1 million of principal repayments of long-term debt.

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

The following table discloses the Company’s contractual payment obligations as of January 31, 2006. The operating lease and consulting agreement obligations are not included in the unaudited consolidated financial statements included in “Item 1. Financial Information.” The principal portion of the long-term debt is included in the unaudited consolidated financial statements. The long-term debt payments in the table below include both principal and interest. The unconditional purchase order obligations primarily represent open purchase orders for inventory, a significant portion of which is necessary to produce and ship orders from the Company’s backlog.

	Payments due by period
	(in thousands)
	Less than 1 year	1-3 years	3-5 years	More than 5 years	Total
Long term debt obligations	$372	$744	$2,916	$—	$4,032
Operating lease obligations	2,075	3,446	2,883	9,367	17,771
Purchase obligations	8,545	89	—	—	8,634

Total	$10,992	$4,279	$5,799	$9,367	$30,437

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

Other Risk Factors and Trends

Capital expenditures by semiconductor wafer and device manufacturers historically have been cyclical as they in turn depend upon the current and anticipated demand for integrated circuits. While the semiconductor industry appears to have emerged from the most recent down cycle, it is not clear whether this recovery is still continuing for semiconductor wafer manufacturers, who have historically accounted for approximately 70% to 80% of the Company’s revenue. In addition, the Company cannot determine at this time if the current uncertainty in the industry is indicative of an impending slowdown or if the recent upward cycle will resume. The data storage industry has been in a period of oversupply and excess manufacturing capacity for an extended period of time and this has also had an adverse impact on the Company. The data storage industry is also showing signs of expansion, but the outlook for sustained long-term growth in this industry is also uncertain. At January 31, 2006, the Company’s backlog was $41.8 million. The Company remains uncertain about how long current revenue levels can be sustained and whether the current quarter increase in revenue can be sustained in future quarters. The Company continues to evaluate its cost structure relative to expected revenue and will continue to implement aggressive cost containment measures where necessary. However, the Company cannot provide assurance that it will be able to implement cost containment measures in a timely or cost effective manner.

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

In December 2004, the FASB issued SFAS 123R. SFAS 123R requires that the cost resulting from all share-based payment transactions be measured using a fair-value method and be recognized in the financial statements. SFAS 123R is effective as of the beginning of the first interim or annual reporting period of the first fiscal year that begins on or after June 15, 2005. SFAS 123R is effective for the Company’s first quarter of fiscal 2007 beginning May 1, 2006. SFAS 123R permits public companies to adopt its requirements using one of two methods:

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

At January 31, 2006, the Company’s exposure to market risk relates primarily to changes in interest rates on its investment portfolio. The Company’s cash equivalents consist primarily of fixed income securities primarily in money market funds and commercial paper investments. The Company invests only with high credit quality issuers and does not use derivative financial instruments in its investment portfolio. The Company does not believe that a sharp increase or decrease in interest rates would have a material adverse impact on the fair value of its investment portfolio. The Company’s long-term borrowings are at fixed interest rates.

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

Item 4. Controls and Procedures.

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

Under the supervision and with the participation of the Company’s management, including its principal executive officer and principal financial officer, the Company conducted an evaluation of its disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended. Based on this evaluation, the Company’s principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures were effective as of the end of the period covered by this Quarterly Report.

Changes to Internal Control Over Financial Reporting

There have been no changes to the Company’s internal control over financial reporting during the third quarter of fiscal 2006 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II.

OTHER INFORMATION

Item 6. Exhibits.

Exhibit Number	Description
2.1	Agreement and Plan of Merger, dated as of February 22, 2006, by and among KLA-Tencor Corporation, South Acquisition Corporation and ADE Corporation (incorporated by reference from Exhibit 2.1 to the Company’s Current Report on Form 8-K dated February 23, 2006).

10.1	Amendment No. 1 to Executive Employment Agreement, dated as of February 15, 2006, by and between ADE Corporation and Dr. Chris L. Koliopoulos (filed herewith).

10.2	Amendment No. 2 to Employment and Non-Competition Agreement, dated as of February 15, 2006, by and between ADE Corporation and Mr. Brian James (filed herewith).

10.3	Employment and Non-Competition Agreement, dated as of February 22, 2006, by and between ADE Corporation and David F. Basila (incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K dated February 23, 2006).

31.1	Certification of Chief Executive Officer required by Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended (filed herewith).

31.2	Certification of Chief Financial Officer required by Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended (filed herewith).

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ADE CORPORATION

Date: March 13, 2006	/s/ Chris L. Koliopoulos
Chris L. Koliopoulos, Ph.D.
President and Chief Executive Officer

Date: March 13, 2006	/s/ Brian C. James
Brian C. James
Executive Vice President and Chief Financial Officer