Form 10-Q
period 2006-07-31
ADE CORP
filed 2006-09-11
CIK 884498

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended: July 31, 2006

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

Large Accelerated Filer  ☐    Accelerated Filer  ☒    Non-Accelerated Filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES  ☐    NO  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock, par value $.01 per share	14,553,320 shares
Class	Outstanding at September 5, 2006

ADE CORPORATION

PART I.

FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements (unaudited):

ADE CORPORATION

CONSOLIDATED BALANCE SHEET

(in thousands, except share and per share information, unaudited)

	July 31, 2006	April 30, 2006
Assets
Current assets:
Cash and cash equivalents	$99,943	$91,573
Marketable securities	23	—
Accounts receivable, net	19,231	23,164
Inventories	35,935	35,855
Prepaid expenses and other current assets	1,301	1,701
Deferred income taxes	9,153	9,311

Total current assets	165,586	161,604
Fixed assets, net	8,642	8,946
Deferred income taxes	4,742	4,742
Investments	499	499
Intangible assets, net	165	244
Goodwill	1,318	1,318
Other assets	101	109

Total assets	$181,053	$177,462

Liabilities and stockholders’ equity
Current liabilities:
Current portion of long-term debt	$190	$187
Accounts payable	6,528	9,021
Accrued expenses and other current liabilities	14,415	13,510

Total current liabilities	21,133	22,718
Deferred gain on sale-leaseback	1,355	1,383
Long-term debt, net of current portion	3,195	3,244

Total liabilities	25,683	27,345
Commitments and contingencies (Note 10)
Stockholders’ equity:
Preferred stock, $1.00 par value; 1,000,000 shares authorized; none issued or outstanding	—	—
Common stock, $.01 par value: 25,000,000 shares authorized: 14,549,835 and 14,493,401 issued and outstanding at July 31, 2006 and April 30, 2006, respectively	145	145
Capital in excess of par value	116,243	114,962
Retained earnings	39,048	35,127
Accumulated other comprehensive income	(66)	(117)

Total stockholders’ equity	155,370	150,117

Total liabilities and stockholders’ equity	$181,053	$177,462

The accompanying notes are an integral part of these unaudited consolidated financial statements.

ADE CORPORATION

CONSOLIDATED STATEMENT OF OPERATIONS

(in thousands, except per share data, unaudited)

	Three months ended July 31,
	2006	2005
Net Revenue:
Systems and parts	$26,404	$21,721
Service	3,330	2,591

Total revenue	29,734	24,312

Cost of revenue:
Systems and parts	10,644	8,358
Service	2,808	2,345

Total cost of revenue	13,452	10,703

Gross profit	16,282	13,609

Operating expenses:
Research and development	4,130	3,812
Marketing and sales	3,469	3,509
General and administrative	3,533	2,758

Total operating expenses	11,132	10,079

Income from operations	5,150	3,530

Interest income	994	482
Interest expense	(58)	(49)
Other income	59	53

Income before provision for income taxes	6,145	4,016
Provision for income taxes	2,224	1,131

Net income	$3,921	$2,885

Basic earnings per share	$0.27	$0.20
Diluted earnings per share	$0.27	$0.20

Weighted average shares outstanding - basic	14,519	14,318
Weighted average shares outstanding - diluted	14,777	14,611

The accompanying notes are an integral part of these unaudited consolidated financial statements.

ADE CORPORATION

CONSOLIDATED STATEMENT OF CASH FLOWS

(in thousands, unaudited)

	Three months ended July 31,
	2006	2005
Cash flows from operating activities:
Net income	$3,921	$2,885
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	537	459
Deferred income taxes	158	1,012
Stock-based compensation related to stock options and employee stock purchases	300	5
Amortization of gain from sale-leaseback	(28)	(28)
Changes in assets and liabilities:
Accounts receivable	3,933	357
Inventories	(80)	(944)
Prepaid expenses and other current assets	400	(148)
Other assets	8	(9)
Accounts payable	(2,493)	(397)
Accrued expenses and other current liabilities	905	672

Net cash provided by operating activities	7,561	3,864

Cash flows from investing activities:
Purchases of fixed assets	(154)	(256)

Net cash used in investing activities	(154)	(256)

Cash flows from financing activities:
Repayment of long-term debt	(46)	(43)
Proceeds from issuance of common stock	981	1,753

Net cash provided by financing activities	935	1,710

Effect of exchange rate changes on cash and cash equivalents	28	(12)

Net increase in cash and cash equivalents	8,370	5,306
Cash and cash equivalents, beginning of period	91,573	72,841

Cash and cash equivalents, end of period	$99,943	$78,147

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

Pursuant to accounting requirements of the Securities and Exchange Commission (“SEC”) applicable to quarterly reports on Form 10-Q, the accompanying unaudited consolidated financial statements and these notes do not include all disclosures required by generally accepted accounting principles (“GAAP”) in the United States of America for complete financial statements. Accordingly, these statements should be read in conjunction with the financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended April 30, 2006. The Company maintains a website where copies of its reports filed with SEC may be accessed, as well as other information concerning the Company’s business, products and news releases. The address of the Company’s website is www.ade.com. The Company’s website is included as a textual reference only and the information on the Company’s website is not incorporated by reference into this Quarterly Report on Form 10-Q.

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses and the disclosure of contingencies in the Company’s unaudited consolidated financial statements. Areas particularly subject to estimation include the allowance for doubtful accounts, the valuation for potential excess and obsolete inventory, the carrying value of the Company’s intangible assets, the valuation allowance on deferred tax assets and stock-based compensation. Actual results could differ from those estimates.

2. Comprehensive Income

Comprehensive income was as follows:

	(in thousands) Three months ended
	July 31, 2006	July 31, 2005
	(unaudited)
Net income	$3,921	$2,885
Other comprehensive income (loss):
Unrealized gain on marketable securities, net of tax	21	13
Currency translation adjustments	29	(12)

Other comprehensive income	50	1

Comprehensive income	$3,971	$2,886

ADE CORPORATION

NOTES TO UNAUDITED CONSOLIDATED

FINANCIAL STATEMENTS

(unaudited)

3. Inventories

Inventories consist of the following:

	(in thousands)
	July 31, 2006	April 30, 2006
	(unaudited)
Raw materials and purchased parts	$16,978	$18,584
Work-in-process	17,091	15,564
Finished goods	1,866	1,707

	$35,935	$35,855

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

	(in thousands)
	July 31, 2006	April 30, 2006
	(unaudited)
License fees at cost	$1,400	$1,400
Accumulated amortization	(1,235)	(1,156)

Net carrying value	$165	$244

Amortization expense was $79,000 and $51,000 for the three months ended July 31, 2006 and 2005, respectively. Estimated annual amortization is $216,000 and $28,000 for the fiscal years ending April 30, 2007 and 2008, respectively.

ADE CORPORATION

NOTES TO UNAUDITED CONSOLIDATED

FINANCIAL STATEMENTS

(unaudited)

5. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consist of the following:

	(in thousands)
	July 31, 2006	April 30, 2006
	(unaudited)
Accrued salaries, wages, vacation pay and incentive compensation	$2,993	$3,803
Accrued commissions	2,375	2,409
Accrued warranty costs	1,201	1,151
Deferred revenue	1,903	2,289
Accrued income taxes	3,346	1,400
Other	2,597	2,458

	$14,415	$13,510

6. Stock-Based Compensation

Effective May 1, 2006, the Company adopted Financial Accounting Standards No. 123 (“SFAS”) (revised 2004), “Share-Based Payment” (“SFAS 123R”), which revises the accounting for stock-based awards exchanged for employee services. Accordingly, stock-based compensation cost is measured as of the grant date, based on the fair value of the award, and is recognized as an expense over the requisite service period. The Company previously applied Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations and provided the required pro forma disclosures of SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”).

Stock Option Plans

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

Pro Forma Information for Periods Prior to the Adoption of SFAS 123R

Prior to the adoption of SFAS 123R, the Company provided the disclosures required under SFAS 123, as amended by SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosures.”

The pro forma information for the three months ended July 31, 2005 was as follows:

(In thousands, except per share data) Three months ended July 31, 2005
(unaudited)
Net income, as reported	$2,885
Add back: Stock-based compensation included in net income, as reported	5
Deduct: Total stock-based employee compensation expense determined under fair value based method, net of related taxes	258

Pro forma net income	$2,632

Net earnings per share:
Basic - as reported	$0.20
Basic - pro forma	$0.18
Diluted - as reported	$0.20
Diluted - pro forma	$0.18

ADE CORPORATION

NOTES TO UNAUDITED CONSOLIDATED

FINANCIAL STATEMENTS

(unaudited)

Impact of the adoption of SFAS 123R

The Company elected to adopt the modified prospective application method as provided by SFAS 123R. Accordingly, during the three months ended July 31, 2006, the Company recorded stock-based compensation cost totaling the amount that would have been recognized had the fair value method been applied since the effective date of SFAS 123R. Previously reported amounts have not been revised. The effect of recording stock-based compensation for the three months ended July 31, 2006 was as follows:

(in thousands) Three months ended July 31, 2006
(unaudited)
Stock-based compensation expense by type of award:
Employee stock options	$235
Employee stock purchase plan	65

Total stock-based compensation	300
Tax effect on stock-based compensation included in income from operations	(108)

Net effect on net income	$192

Tax effect on:
Cash flows from operations	108

Effect on earnings per share:
Basic	$0.01
Diluted	$0.02

The effect of recording stock-based compensation by consolidated statement of operations line item for the three months ended July 31, 2006 was as follows:

(in thousands) Three months ended July 31, 2006
(unaudited)
Cost of revenue	$46
Research and development	69
Marketing and sales	71
General and administrative	114

Total compensation expense	$300

Valuation Assumptions

In connection with the adoption of SFAS 123R, the Company reassessed its valuation technique and related assumptions. The Company estimates the fair value of stock options using the Black-Scholes valuation model, consistent with the provisions of SFAS 123, SEC Staff Accounting Bulletin No. 107 and the Company’s prior period pro forma disclosures of net earnings, including stock-based compensation (determined under a fair value method as prescribed by SFAS 123). The fair value of each option grant is estimated on the date of grant using the Black-Scholes option valuation model and the straight-line attribution approach with the following weighted-average assumptions:

	Three months ended July 31,
	2006	2005
Stock option plan:
Expected stock price volatility	56%	60%
Risk free interest rate	4.74%	4.17%
Expected life of options (in years)	5	6.5

Stock purchase plan:
Expected stock price volatility	56%	60%
Risk free interest rate	4.74%	4.17%
Expected life of options (in years)	0.25	0.25

ADE CORPORATION

NOTES TO UNAUDITED CONSOLIDATED

FINANCIAL STATEMENTS

(unaudited)

Valuation and Amortization Method. We estimate the fair value of stock options granted before and after the adoption of SFAS 123R using the Black-Scholes option valuation model. We estimate the fair value using a single option approach and amortize the fair value on a straight-line basis for options expected to vest. All options are amortized over the requisite service period of the awards, which are generally the vesting periods.

Expected Term. The expected term of options granted represents the period of time that they are expected to be outstanding. We estimate the expected term of options granted based on our historical experience of grants, exercises and post-vesting cancellations in our option database. Contractual term expirations have not been significant.

Expected Volatility. We estimate the volatility of our stock at the date of grant using historical volatility. Historical volatility is calculated based on the historical prices of our common stock over a period at least equal to the expected term of our option grants.

Risk Free Interest Rate. The risk free interest ratethat we use in the Black-Scholes option valuation model is the implied yield in effect at the time of option grant based on U.S. Treasury Notes with remaining terms equivalent to the expected term of our option grants.

Dividends. We have never paid any cash dividends on our common stock and we do not anticipate paying any cash dividends in the foreseeable future. Consequently, we use an expected dividend yield of zero in the Black-Scholes option valuation model.

Forfeitures. We use historical data to estimate pre-vesting option forfeitures. As required by SFAS 123R, we record stock-based compensation expense only for those awards that are expected to vest. For the three months ended July 31, 2006, our estimated annual weighted average forfeiture rate was 9.5%.

The weighted average fair value of options granted during the three months ended July 31, 2006 and 2005 was $19.94 and $12.90, respectively.

Stock-based Payment Award Activity

Stock option activity is summarized as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in Years)	Aggregate Intrinsic Value
Options outstanding at April 30, 2006	680,409	$15.59
Granted	11,000	32.09
Exercised	(51,990)	16.60
Cancelled	(4,600)	14.64

Options outstanding at July 31, 2006	634,819	$15.80	6.5	$10,395

Exercisable at July, 31, 2006	380,291	$13.64	5.4	$7,049

The aggregate intrinsic value of options outstanding at July 31, 2006 is calculated as the difference between the exercise price of the underlying options and the market price of our common stock for the 634,819 shares that had exercise prices that were lower than the market price of our common stock as of July 31, 2006. The intrinsic value of options exercised during the three months ended July 31, 2006 was $0.8 million, determined as of the date of exercise. The total cash received from employees as a result of stock option exercises during the three months ended July 31, 2006 was $0.8 million. The Company settles employee stock option exercises with newly issued common stock.

As of July 31, 2006, there was $2.4 million of total unrecognized compensation cost related to unvested stock options, which is expected to be recognized over a weighted-average period of 3.4 years.

Employee Stock Purchase Plan

The Company’s Employee Stock Purchase Plan (the “Purchase Plan”) provides eligible employees the opportunity to purchase common shares, on a quarterly basis, at 85% of the fair market value of the shares on either the first or last day of the applicable calendar quarter, whichever is lower. The compensation cost in connection with the Purchase Plan for the three months ended July 31, 2006 was approximately $66,000. The total cash received from employees for the issuance of shares under the Purchase Plan was approximately $174,000 during the three months ended July 31, 2006. At July 31, 2006, a total of 562,047 shares were reserved and available for issuance under the Purchase Plan.

ADE CORPORATION

NOTES TO UNAUDITED CONSOLIDATED

FINANCIAL STATEMENTS

(unaudited)

7. Merger with KLA-Tencor Corporation

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

On July 10, 2006, German antitrust authorities notified KLA-Tencor of the commencement of a Phase II investigation of the proposed Merger. On August 23, 2006, the Company extended from August 28, 2006 to November 10, 2006 the “end date” under the Amended Merger Agreement to allow KLA-Tencor additional time to obtain regulatory clearance from the German antitrust authorities.

8. Earnings Per Share

Earnings per share are presented in accordance with SFAS No. 128, “Earnings Per Share,” which requires the presentation of “basic” earnings per share and “diluted” earnings per share. Basic earnings per share is computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share is computed using the weighted average number of common shares outstanding and gives effect to all potential dilutive common shares outstanding during the period, which includes consideration of stock-based compensation required by SFAS 123R. Potential dilutive common shares include shares issuable upon the assumed exercise of dilutive stock options. For the three months ended July 31, 2006 and 2005, respectively, 75,064 and 24,250 common shares issuable upon the exercise of stock options have been excluded from the computation of diluted earnings per share, as their effect would have been antidilutive because the exercise price of the options was greater than the average market value of the Company’s common stock during the respective periods.

The following is a reconciliation of the shares used in calculating basic and diluted earnings per share:

	(in thousands) Three months ended July 31,
	2006	2005
	(unaudited)
Shares used in computation:
Weighted average common stock outstanding used in computation of basic earnings per share	14,519	14,318
Dilutive effect of stock options outstanding	258	293

Shares used in computation of diluted earnings per share	14,777	14,611

ADE CORPORATION

NOTES TO UNAUDITED CONSOLIDATED

FINANCIAL STATEMENTS

(unaudited)

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

	(in thousands, unaudited)
	SSG	PST	ATI	Total
For the quarter ended July 31, 2006
Revenue from external customers	$15,182	$11,218	$3,334	$29,734
Intersegment revenue	11	211	241	463
Income from operations	1,078	3,310	787	5,175
Depreciation and amortization expense	395	123	19	537
Capital expenditures	53	61	40	154

For the quarter ended July 31, 2005
Revenue from external customers	$11,005	$10,244	$3,063	$24,312
Intersegment revenue	—	83	296	379
Income from operations	(820)	3,678	675	3,533
Depreciation and amortization expense	353	100	6	459
Capital expenditures	183	118	—	301

ADE CORPORATION

NOTES TO UNAUDITED CONSOLIDATED

FINANCIAL STATEMENTS

(unaudited)

9. Segment Reporting (Continued)

The following is a reconciliation for the above items where aggregate reportable segment amounts differ from amounts contained in the Company’s consolidated financial statements.

	Three months ended July 31,
	2006	2005
	(unaudited)
Total operating income for reportable segments	$5,175	$3,533
Net impact of intercompany gross profit eliminations	(25)	(3)

Total consolidated operating income	$5,150	$3,530

10. Commitments and Contingencies

Litigation

On June 7, 2006, Dean Drulias, a purported stockholder of the Company, filed a complaint in Massachusetts Superior Court, Norfolk County, against the Company, each of the Company’s directors, KLA-Tencor and South entitled Dean Drulias v. ADE Corporation, et al. (Civil Action No. 06-00963). The complaint alleged, among other things, that, in connection with the Merger, the directors of the Company breached their fiduciary duties, the Company’s preliminary proxy statement related to the Merger contained inaccurate statements of material facts and omitted material facts, and KLA-Tencor aided and abetted the Company’s directors in their alleged breaches of fiduciary duties. Among other things, the complaint sought a determination that the class action status was proper, an injunction preventing the Merger or, if the Merger were consummated, a rescission of the Merger, and the payment of compensatory damages and other fees and costs. The defendants removed the action to federal court (United States District Court for the District of Massachusetts). On June 14, 2006, the Company filed a definitive proxy statement with the SEC and mailed it to all of the Company’s stockholders of record as of the close of business on May 30, 2006; and, on June 27, 2006, plaintiff filed an amended complaint that alleged, among other things, that, in connection with the Merger, the directors of the Company breached their fiduciary duties, the Company’s definitive proxy statement related to the Merger contained inaccurate statements of material facts and omitted material facts and KLA-Tencor aided and abetted the Company’s directors in their alleged breaches of fiduciary duties. Among other things, the amended complaint sought a determination that the class action status was proper, an injunction preventing the Merger unless certain disclosures were made in advance of the Merger, and the payment of compensatory damages and other fees and costs. Plaintiff has not identified or alleged an amount of damages that are sought in the action. On June 30, 2006, plaintiff filed a motion for a preliminary injunction and a hearing on the motion took place on July 6, 2006. On July 7, 2006, a supplement to the definitive proxy statement was mailed to all of the Company’s stockholders of record as of the close of business on May 30, 2006, and the Court was notified that defendants and plaintiff were in settlement discussions. On July 11, 2006, the Court dismissed the action as settled and without prejudice. The parties continued their settlement discussions; and, on July 19, 2006, entered into a Memorandum of Understanding (the “MOU”) agreeing in principle to settle all claims brought on behalf of the putative class. However, effectuation of the settlement embodied in the MOU is contingent on, among other things, the Court’s review and final approval of the settlement, and entry of a final order and judgment. Therefore, on July 28, 2006, the parties requested that the Court reopen the action. On August 2, 2006, the Court re-opened the action. Although the ultimate outcome of this matter cannot yet be predicted definitively, and litigation poses a risk of uncertainty, the Company believes that the likelihood of a settlement, as embodied in the MOU, is high. However, the Company also believes that the claims in the original and amended complaints are without merit and it and the other defendants intend to vigorously defend the lawsuit if necessary.

From time to time, the Company is subject to other legal proceedings and claims in the ordinary course of business. In the opinion of management, the amount of ultimate expense with respect to any current legal proceedings and claims will not have a material adverse effect on the Company’s financial position or results of operations.

ADE CORPORATION

NOTES TO UNAUDITED CONSOLIDATED

FINANCIAL STATEMENTS

(unaudited)

Guarantor agreements

The Company has an agreement with a vendor whereby it guarantees the expenses incurred by certain of the Company’s employees. The term of the agreement is from execution until cancellation and payment of any outstanding amounts. The Company would be required to pay any unsettled employee expenses upon notification from the vendor. The maximum potential amount of future payments the Company could be required to make under this agreement is not significant. As a result, the Company believes the estimated fair value of these agreements is minimal. Accordingly, no liabilities have been recorded for this guaranty as of July 31, 2006.

Pursuant to one of the provisions in the Company’s standard terms and conditions of sale, the Company agrees, subject to certain limitations and conditions, to defend any suit or proceeding brought against a customer based on a claim that the Company’s equipment, standing alone, infringes a United States patent or copyright or misappropriates a trade secret protected under United States law. Actions arising under this provision may only be brought by customers within two years after the cause of action arises. The maximum potential amount of payments the Company may be required to make under this provision is limited to the total purchase price of the Company’s equipment sold under the particular contract. The Company has never incurred costs to defend lawsuits or settle claims related to this customer contract provision. As a result, the Company believes the estimated exposure of this provision is minimal. Accordingly, the Company has no liabilities recorded for this provision as of July 31, 2006.

The Company warrants that its products will perform in all material respects in accordance with its standard published specifications. The term of the Company’s standard warranty is 12 months. The Company currently accrues 2% of product revenues, based on history, to provide for estimated warranty costs. The following is a reconciliation of the quarterly activity in the Company’s warranty liability for the three months ended July 31, 2006 and 2005.

	(in thousands) Three months ended July 31,
	2006	2005
	(unaudited)
Accrued warranty, beginning balance	$1,151	$1,482

Accruals for warranties issued	528	263
Warranty settlements made	(478)	(455)

Accrued warranty, ending balance	$1,201	$1,290

11. New Accounting Pronouncements

In June 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes.” FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company is currently analyzing the impact that the adoption of FIN 48 will have on the Company’s financial position and results of operations.

ADE CORPORATION

NOTES TO UNAUDITED CONSOLIDATED

FINANCIAL STATEMENTS

(unaudited)

12. Income Taxes

For the three months ended July 31, 2006, the Company earned income before taxes of $6.1 million and recorded a tax provision of $2.2 million. The Company’s effective tax rate in the first quarter of fiscal 2007 was approximately 36.2% compared to approximately 28% in the first quarter of fiscal 2006. The increase in the Company’s effective tax rate in the first quarter of fiscal 2007 is primarily due to the expiration of the Extraterritorial Income tax exclusion regime that the Company will claim on its 2006 federal tax return.

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

Historically, the semiconductor wafer and device industries and the magnetic data storage industry have been highly cyclical and have experienced both rapid periods of growth and rapid downturns that can be abrupt and result in significant changes in revenue and profits. Early in fiscal 2006, there was evidence of a slight downturn in the semiconductor industry. As a result, prior to the second quarter of fiscal 2006, the Company had experienced four consecutive quarters of decreased bookings and, consequently, decreased quarterly revenues in the first half of fiscal 2006. However, the Company has experienced sequential increases in bookings since the second quarter of fiscal 2006. This fact, combined with increased quoting activity, suggests that the semiconductor industry may be experiencing a period of expansion. However, due to limited industry visibility, the Company cannot determine if this current increase in order activity will continue and if so, for how long. The Company makes no assurances that current order, revenue, backlog and profit levels can be sustained in future periods.

The following information should be read in conjunction with the unaudited consolidated financial statements and notes thereto included in this quarterly report and the audited consolidated financial statements and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained in the Company’s Annual Report on Form 10-K for the fiscal year ended April 30, 2006.

Merger with KLA-Tencor Corporation

On February 22, 2006, the Company entered into a definitive Merger Agreement with KLA-Tencor and South. Pursuant to the Merger Agreement, each share of the Company’s common stock was to be exchanged for 0.64 shares of KLA-Tencor common stock on a fixed basis.

On May 26, 2006, the Company entered into a definitive Amended Merger Agreement with KLA-Tencor and South. The Amended Merger Agreement amended and restated the Merger Agreement, and changed the consideration payable to the Company’s stockholders from 0.64 shares of KLA-Tencor common stock to $32.50 in cash per share of the Company’s common stock.

The Amended Merger Agreement provides that, among other things, upon the terms and subject to the conditions set forth in the Amended Merger Agreement, South will merge with and into the Company, with the Company continuing as the surviving corporation and a wholly owned subsidiary of KLA-Tencor. The Company’s stockholders approved the Merger on July 13, 2006. Consummation of the Merger is subject to customary closing conditions, including the approval of German antitrust authorities.

On July 10, 2006, German antitrust authorities notified KLA-Tencor of the commencement of a Phase II investigation of the proposed Merger. On August 23, 2006, the Company extended from August 28, 2006 to November 10, 2006 the “end date” under the Amended Merger Agreement to allow KLA-Tencor additional time to obtain regulatory clearance from the German antitrust authorities.

Stock-Based Compensation

Effective May 1, 2006, the Company adopted SFAS 123R, which revises the accounting for stock-based awards exchanged for employee services. Accordingly, stock-based compensation cost is measured as of the grant date, based on the fair value of the award, and is recognized as an expense over the requisite service period. The Company previously applied APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations and provided the required pro forma disclosures of SFAS 123.

The impact on our results of operations due to SFAS 123R for the three months ended July 31, 2006 was as follows:

(in thousands) Three months ended July 31, 2006
(unaudited)
Cost of revenue	$46
Research and development	69
Marketing and sales	71
General and administrative	114

Total compensation expense	$300

Forward-Looking Statements

This quarterly report on Form 10-Q contains statements which constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 and Federal securities laws. Statements that make reference to the Company’s expectations, predictions, plans and anticipations are subject to known and unknown risks and uncertainties that could cause actual results to differ materially from those expressed by such statements and should be considered forward-looking statements. These statements include, but are not limited to, expectations about the success of the Company’s new and existing products, orders and revenue associated with those products for the remainder of fiscal 2007, market demand, the expected closing time for the Merger, the Company’s limited visibility with respect to its industry’s trends, and the Company’s predictions of future financial outcomes. These statements involve risks and uncertainties including those associated with the strength of the semiconductor and magnetic data storage markets, wafer pricing and wafer demand, the results of product development efforts, the success of the Company’s product offerings in meeting customer needs within the timeframes required by customers in these markets, disruption from the proposed Merger making it more difficult to maintain relationships with customers, vendors and employees, the failure to obtain and retain expected synergies from the proposed Merger, any delays in obtaining, or adverse conditions contained in, any required regulatory approvals in connection with the Merger, failure to consummate or any delays in consummating the proposed Merger for other reasons, changes in laws or regulations or other similar factors, further increases in backlog, the Company’s ability to maintain current gross profit levels, optimism based on the Company’s book-to-bill ratio and the potential of rapidly slowing order flow. Subject to applicable law, the Company disclaims any intent or obligation to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise. Further information on potential factors that could affect the Company’s business is described in “Other Risk Factors and Trends” appearing at the end of this Management’s Discussion and Analysis of Financial Condition and Results of Operations and in the Company’s other reports on file with the SEC, including its Annual Report on Form 10-K for the fiscal year ended April 30, 2006 and, in particular, the section therein entitled “Risk Factors.”

Critical Accounting Policies, Significant Judgments and Estimates

The discussion and analysis of the Company’s financial condition and results of operations are based upon its consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure at the date of the Company’s financial statements. On an ongoing basis, management evaluates its estimates and judgments, including those related to bad debts, inventories, intangible assets, income taxes and warranty obligations. Management bases its estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. The Company considers certain accounting policies related to revenue recognition and allowance for doubtful accounts, inventory valuation, accounting for income taxes, the valuation of goodwill and software and stock-based compensation to be critical policies due to the estimates and judgments involved in each.

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

Valuation of Goodwill and Software

As of July 31, 2006, intangible assets consist of $1.3 million of goodwill obtained through the acquisition of the Semiconductor Solutions Division of LPA Software, Inc. in September 1997 as well as $0.2 million, net of amortization, of capitalized license fees for software included in the Company’s products. The Company accounts for goodwill and other intangible assets in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”).

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

Stock-based Compensation

Beginning on May 1, 2006, the Company began accounting for stock-based compensation under the provisions of SFAS 123R, which requires the recognition of the fair value of stock-based compensation. Under the fair value recognition provisions of SFAS 123R, stock-based compensation cost is estimated at the grant date based on the fair value of the awards expected to vest and recognized as expense ratably over the requisite service period of the award. We have used the Black-Scholes valuation model to estimate fair value of our stock-based awards, which requires various judgmental assumptions including estimating stock price volatility, forfeiture rates, and expected life. Our computation of expected volatility is based on historical volatility. In addition, we consider many factors when estimating expected forfeitures and expected life, including types of awards, employee class, and historical experience. If any of the assumptions used in the Black-Scholes model change significantly, stock-based compensation expense may differ materially in the future from that recorded in the current period.

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

Results of Operations

Three Months Ended July 31, 2006 compared to Three Months Ended July 31, 2005

Systems and parts revenue. Systems and parts revenue increased 22% to $26.4 million in the first quarter of fiscal 2007 from $21.7 million in the first quarter of fiscal 2006. Systems and parts revenue in the SSG segment increased 42% to $12.6 million in the first quarter of fiscal 2007 compared to $8.9 million in the first quarter of fiscal 2006. The increase in revenues from the SSG segment reflects increased demand for the Company’s Advanced Wafer Inspection System as well as increased demand for some of its capacitance based products. Systems and parts revenue in the PST segment increased 8% to $10.9 million in the first quarter of fiscal 2007 compared to $10.0 million in the first quarter of fiscal 2006. The increase in revenue from the PST segment was due to increased demand for the Company’s optical-based flatness tools. System and parts revenue from the products that are marketed to the data storage industry by the Company’s ATI segment increased 6% to $3.4 million in the first quarter of fiscal 2007 compared to $3.2 million in the first quarter of fiscal 2006. The increase can be attributed primarily to increased demand for the Company’s magnetics systems and related parts.

The Company’s total revenue by industry is distributed as follows:

	Three months ended July 31,
	2006	2005
Wafer	76%	55%
Device / OEM	9%	28%
Magnetic Data Storage	15%	17%

Total	100%	100%

The Company’s total revenue by region is distributed as follows:

	Three months ended July 31,
	2006	2005
United States	18%	21%
Japan	41%	24%
Asia-Pacific	30%	38%
Europe	11%	17%

Total	100%	100%

The geographical distribution of revenues can fluctuate from quarter to quarter due to differences in the timing and rate of capital expenditures by customers among geographical regions.

Service revenue. Service revenue increased 29% to $3.3 million in the first quarter of fiscal 2007 compared to $2.6 million in the first quarter of fiscal 2006. The Company’s service revenue consists of fees for installation, training, product maintenance and technical support services. The majority of the Company’s service revenue is derived from the SSG segment. The increase in revenue is primarily the result of increased service contract revenue during the first quarter of fiscal 2007 compared to the first quarter of fiscal 2006.

Gross profit – systems and parts. Gross profit on systems and parts decreased to 60% in the first quarter of fiscal 2007 from 62% in the first quarter of fiscal 2006 due primarily to changes in product and geographical sales mix. Gross profit in the SSG segment increased to 59% in the first quarter of fiscal 2007 compared to 58% in the first quarter of fiscal 2006 due primarily to changes in product and geographical sales mix. Gross profit in the PST segment decreased to 60% in the first quarter of fiscal 2007 compared to 64% in the first quarter of fiscal 2006 due primarily to changes in product and geographical sales mix. Gross profit in the ATI segment was 55% in both the first quarter of fiscal 2007 and the first quarter of fiscal 2006. Changes in product mix can have a material impact on the Company’s gross profit. Therefore, the gross profit in one period may not be indicative of the gross profit in future periods.

Gross profit – service. Gross profit from service increased to 16% in the first quarter of fiscal 2007 compared to 9% in the first quarter of fiscal 2006. The increased gross profit was primarily the result of the increase in revenue mentioned above which was not offset by increased costs.

Research and development. Research and development expense increased $0.3 million, or 8%, to $4.1 million in the first quarter of fiscal 2007 compared to $3.8 million in the first quarter of fiscal 2006 and decreased as a percentage of revenue to 14% in the first quarter of fiscal 2007 compared to 16% in the first quarter of fiscal 2006. The decrease in expense as a percentage of revenue reflects the increase of the Company’s revenue described above. The Company continues to invest in its semiconductor wafer and device industry products as well as new products for the magnetic storage industry, including those that measure the magnetic properties of materials used in manufacturing disk drives.

Marketing and sales. Marketing and sales expense was $3.5 million in both the first quarter of fiscal 2007 and the first quarter of fiscal 2006 and decreased to 12% as a percentage of revenue compared to 14% in the first quarter of fiscal 2006. During the first quarter of fiscal 2007, an increase in payroll and related expenses of $0.2 million was offset by a decrease in commission expense of $0.2 million. In general, sales to Japan are made to distributors who buy the Company’s products at a discount and then perform installation and service after reselling the products to the end user. Sales to other parts of the world, including the Asia-Pacific region, are made through internal and external sales representatives who are compensated by means of commissions, which are recorded as marketing and sales expense. The mix of sales channels through which the Company’s products are sold may also have a significant impact on the Company’s marketing and sales expense and the results in any period may not be indicative of marketing and sales expense for future periods.

General and administrative. General and administrative expense increased $0.8 million, or 28%, to $3.5 million in the first quarter of fiscal 2007 compared to $2.8 million in the first quarter of fiscal 2006 and increased as a percentage of revenue to 12% compared to 11% in the first quarter of fiscal 2006. This expense increased primarily as a result of an increase in payroll and incentive compensation expense of $0.3 million and an increase in legal expenses related to the Merger with KLA-Tencor of $0.4 million.

Interest income. Interest income was $1.0 million in the first quarter of fiscal 2007 compared to interest income of $0.5 million in the first quarter of fiscal 2006. The increase in interest income was the result of an increase in invested cash balances and increased investment returns during the first quarter of fiscal 2007 compared to the first quarter of fiscal 2006.

Interest expense. Interest expense was $58,000 in the first quarter of fiscal 2007 compared to interest expense of $49,000 in the first quarter of fiscal 2006. The increase in interest expense was primarily due to fees related to the standby letter of credit required by the Company’s 1999 Industrial Development Bond for its Tucson, Arizona facility.

Income taxes. The provision for income taxes increased $1.1 million to $2.2 million in the first quarter of fiscal 2007 compared to a provision for income taxes of $1.1 million in the first quarter of fiscal 2006. The Company’s effective tax rate in the first quarter of fiscal 2007 was 36.2% compared to 28% in the first quarter of fiscal 2006. The increase in the Company’s effective tax rate in the first quarter of fiscal 2007 is primarily due to the expiration of the Extraterritorial Income tax exclusion regime that the Company will claim on its 2006 federal tax return. The effective tax rate may vary from period to period based on changes in estimated taxable income or loss, changes to the valuation allowance, changes to federal, state or foreign tax laws, and deductibility of certain costs and expenses by jurisdiction.

Liquidity and Capital Resources

At July 31, 2006, the Company had $99.9 million in cash and cash equivalents and $144.5 million in working capital.

Cash provided by operating activities for the three months ended July 31, 2006 was $7.6 million. This amount resulted from net income of $4.0 million adjusted for non-cash charges of $1.0 million and a $2.6 million net increase in working capital accounts. Non-cash items consisted primarily of $0.5 million of depreciation and amortization, a $0.2 million decrease in deferred income taxes and $0.3 million of stock-based compensation.

Working capital items consisted primarily of decreases in prepaid expenses and other current assets of $0.4 million, accounts receivable of $3.9 million and accounts payable of $2.5 million combined with increases in inventory of $0.1 million and accrued expenses and other current liabilities of $0.9 million. The decrease in prepaid expenses and other current assets was due to the timing of payments to vendors. The decrease in accounts receivable was due to the timing of shipments and improved collections during the first quarter of fiscal 2007. The decrease in accounts payable was primarily due to the timing of payments to vendors. The increase in inventory was due to the timing of material purchases. The increase in accrued expenses and other current liabilities was primarily due to an increase in accrued income taxes offset by a decrease in accrued salaries.

Cash used in investing activities for the three months ended July 31, 2006 consisted of $0.2 million in purchases of fixed assets.

Cash provided by financing activities for the three months ended July 31, 2006 was $0.9 million, which consisted of $1.0 million of aggregate proceeds from the issuance of common stock upon the exercise of stock options and common stock purchased through the Company’s employee stock purchase plan. These proceeds were slightly offset by $0.1 million of principal repayments of long-term debt.

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

The following table discloses the Company’s contractual payment obligations as of July 31, 2006. The operating lease and consulting agreement obligations are not included in the unaudited consolidated financial statements included in “Item 1. Financial Information.” The principal portion of the long-term debt is included in the unaudited consolidated financial statements. The long-term debt payments in the table below include both principal and interest. The unconditional purchase order obligations primarily represent open purchase orders for inventory, a significant portion of which is necessary to produce and ship orders from the Company’s backlog.

	Payments due by period (in thousands)
	Less than 1 year	1-3 years	3-5 years	More than 5 years	Total
Long term debt obligations	$372	$3,474	$—	$—	$3,846
Operating lease obligations	1,951	3,396	2,605	8,774	16,726
Purchase obligations	8,614	108	—	—	8,722

Total	$10,937	$6,978	$2,605	$8,774	$29,294

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

Other Risk Factors and Trends

Capital expenditures by semiconductor wafer and device manufacturers historically have been cyclical as they in turn depend upon the current and anticipated demand for integrated circuits. While the semiconductor industry appears to have emerged from the most recent down cycle, it is not clear whether this recovery is still continuing for semiconductor wafer manufacturers, who have historically accounted for approximately 70% to 80% of the Company’s revenue. In addition, the Company cannot determine at this time if the current uncertainty in the industry is indicative of an impending slowdown or if the recent upward cycle will resume. The data storage industry has been in a period of oversupply and excess manufacturing capacity for an extended period of time and this has also had an adverse impact on the Company. The data storage industry is also showing signs of expansion, but the outlook for sustained long-term growth in this industry is also uncertain. At July 31, 2006, the Company’s backlog was $60.5 million. The Company remains uncertain about how long current revenue levels can be sustained and whether the current quarter increase in revenue can be sustained in future quarters. The Company continues to evaluate its cost structure relative to expected revenue and will continue to implement aggressive cost containment measures where necessary. However, the Company cannot provide assurance that it will be able to implement cost containment measures in a timely or cost effective manner.

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

New Accounting Pronouncements

In June 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes.” FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The adoption of FIN 48 is not expected to have a material impact on the Company’s financial position and results of operations.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

At July 31, 2006, the Company’s exposure to market risk relates primarily to changes in interest rates on its investment portfolio. The Company’s cash equivalents consist primarily of fixed income securities primarily in money market funds and commercial paper investments. The Company invests only with high credit quality issuers and does not use derivative financial instruments in its investment portfolio. The Company does not believe that a sharp increase or decrease in interest rates would have a material adverse impact on the fair value of its investment portfolio. The Company’s long-term borrowings are at fixed interest rates.

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

Changes to Internal Control Over Financial Reporting

There have been no changes to the Company’s internal control over financial reporting during the first quarter of fiscal 2007 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II.

OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders.

A Special Meeting of Stockholders of the Company was held on July 13, 2006. The matters voted on by the stockholders and the voting results are as follows:

1. To approve the Amended and Restated Agreement and Plan of Merger, dated as of May 26, 2006, among KLA-Tencor Corporation, the Company and South Acquisition Corporation.

For	Against	Abstain
10,635,581	17,834	56,928

2. To permit the Company’s board of directors or its chairman, in its or his discretion, to adjourn or postpone the special meeting if necessary for further solicitation of proxies if there are not sufficient votes at the originally scheduled time of the special meeting to approve proposal 1 above.

For	Against	Abstain
9,959,960	693,002	57,381

There were no broker non-votes for either of the above matters.

Item 6. Exhibits.

Exhibit Number	Description

2.1	Amended and Restated Agreement and Plan of Merger, dated as of May 26, 2006, by and among KLA-Tencor Corporation, South Acquisition Corporation and the Company (incorporated by reference from Exhibit 2.1 of KLA-Tencor Corporation’s Current Report on Form 8-K (file no. 0-09992) filed with the Securities and Exchange Commission on May 26, 2006).

31.1	Rule 13a-14(a) Certification of Chief Executive Officer (filed herewith).

31.2	Rule 13a-14(a) Certification of Chief Financial Officer (filed herewith).

32.1	Section 1350 Certification of Chief Executive Officer (furnished herewith).

32.2	Section 1350 Certification of Chief Financial Officer (furnished herewith).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ADE CORPORATION

Date: September 11, 2006	/s/ Chris L. Koliopoulos
Chris L. Koliopoulos, Ph.D.
President and Chief Executive Officer

Date: September 11, 2006	/s/ Brian C. James
Brian C. James
Executive Vice President and Chief Financial Officer